Form 10-Q
period 2011-03-31
REAL ESTATE RESTORATION & RENTAL, INC.
filed 2011-05-16
CIK 1497253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

REAL ESTATE RESTORATION AND RENTAL, INC.

(Exact name of registrant as specified in charter)

Nevada	333-169928	27-1488943
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

710 Wellingham Drive
Durham, North Carolina 27713

 (Address of principal executive offices)
_______________

(919) 656-8646
 (Registrant’s telephone number, including area code)
_______________

Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

As of May 16, 2011: 6,802,500 shares, par value $0.0001, of the issuer’s common stock are issued and outstanding.

REAL ESTATE RESTORATION AND RENTAL, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Real Estate Restoration and Rental, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

REAL ESTATE RESTORATION AND RENTAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND AS OF JUNE 30, 2010

PAGE	2
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011, THE THREE MONTHS ENDED MARCH 31, 2010, THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2010 AND FOR THE PERIOD DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	4
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2011, THE PERIOD DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2010, AND FOR THE PERIOD DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGES	5 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	March 31, 2011	June 30, 2010
	(Unaudited)
Current Assets
Cash	$31,705	$141,125
Prepaid Expense	2,500	2,500
Total Current Assets	34,205	143,625

Licensing Rights, net	28,463	-

Total Assets	$62,668	$143,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$950	$7,500
Total Liabilities	950	7,500

Commitments and Contingencies
	-	-
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,802,500 and 6,782,500 shares
issued and outstanding, respectively	680	678
Additional paid-in capital	177,345	173,372
Deficit accumulated during the development stage	(116,307)	(37,925)
Total Stockholders' Equity	61,718	136,125

Total Liabilities and Stockholders' Equity	$62,668	$143,625

See accompanying notes to condensed unaudited financial statements

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the period from December 15, 2009	For the period from December 15, 2009
	Months Ended March 31, 2011	Months Ended March 31, 2010	Months Ended March 31, 2011	(Inception) to March 31, 2010	(Inception) to March 31, 2011
Operating Expenses
Professional fees	$18,130	$11,325	$67,555	$11,325	$92,280
General and administrative	4,706	6,300	10,827	6,500	24,027
Total Operating Expenses	22,836	17,625	78,382	17,825	116,307

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(22,836)	(17,625)	(78,382)	(17,825)	(116,307)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(22,836)	$(17,625)	$(78,382)	$(17,825)	$(116,307)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,802,500	4,831,368	6,789,919	5,470,142

See accompanying notes to condensed unaudited financial statements

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the period from December 15, 2009 (Inception) to March 31, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,782,500	178	178,072	-	178,250

Stock Offering Costs	-	-	-	-	(7,500)	-	(7,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(37,925)	(37,925)

Balance, June 30, 2010	-	-	6,782,500	678	173,372	(37,925)	136,125

Common stock issued for cash ($0.10/ per share)	-	-	20,000	2	1,998	-	2,000

Stock Offering Costs	-	-	-	-	(1,925)	-	(1,925)

In kind contribution of services	-	-	-	-	3,900	-	3,900

Net loss for the nine months ended March 31, 2011	-	-	-	-	-	(78,382)	(78,382)

Balance, March 31, 2011	-	$-	6,802,500	$680	$177,345	$(116,307)	$61,718

See accompanying notes to condensed unaudited financial statements

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine	For the period from December 15, 2009	For the period from December 15, 2009
	Months Ended March 31, 2011	(Inception) to March 31, 2010	(Inception) to March 31, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(78,382)	$(17,825)	$(116,307)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	3,900	1,500	6,700
Shares issued to founder for services	-	-	400
Amortization of licensing fee	1,537	-	1,537
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	-	(2,500)
(Decrease) Increase in accounts payable and accrued expenses	(6,550)	1,325	950
Net Cash Used In Operating Activities	(79,495)	(15,000)	(109,220)

Cash Flows From Investing Activities:
Purchase of License	(30,000)	-	(30,000)
Net Cash Used In Investing Activities	(30,000)	-	(30,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	75	87,350	170,925
Net Cash Provided by Financing Activities	75	87,350	170,925

Net Increase (Decrease) in Cash	(109,420)	72,350	31,705

Cash at Beginning of Period	141,125	-	-

Cash at End of Period	$31,705	$72,350	$31,705

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011 and June 30, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of March 31, 2011 and 2010 there were no common share equivalents outstanding.

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

(E) Intangible Assets

In accordance with Statement FASB Accounting Standards Codification No. 350, Intangibles, Goodwill and Other, it is required that intangible assets with a finite life are amortized over its life and it requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

(F) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  The Company recognizes rental revenue in accordance with FASB ASC No. 840-25.  FASB ASC No. 840-25 requires that rental revenue be recognized on a straight line basis over the term of the lease for operating leases.

NOTE 2   INTANGIBLE ASSETS

At March 31, 2011 and June 30, 2010 intangible assets are as follows:

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

	As of March 31, 2011	As of June 30, 2010
License Agreement	$30,000	$-
Less Amortization	(1,537)	(-)

Total Property and Equipment	$28,463	$-

Amortization expense for the three and nine months ended March 31, 2011 and the period from December 15, 2009 (inception) to March 31, 2011 was $740, $1,537 and $1,537 respectively.

NOTE 3   STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the period ended June 30, 2010, the Company issued 1,782,500 shares of common stock for $178,250($0.10/share) less stock offering costs of $7,500. The Company also issued 1,000,000 shares of common stock to its founder for $100 ($0.0001 per share) (See note 5).

During the months of August and September 2010, the Company issued 20,000 shares of common stock for $2,000 less offering costs of $1,925 ($0.10/share).

(B) In-Kind Contribution

For the period ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 5).

For the nine months ended March 31, 2011, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 5).

(C) Stock Issued for Services

On December 19, 2009, the Company issued 4,000,000 shares of common stock to its founder having a fair value of $400 ($0.0001/share) in exchange for services provided (See Note 5).

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 4   COMMITMENTS

On February 16, 2010, the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desired to cancel the agreement.

NOTE 5   RELATED PARTY TRANSACTIONS

For the period ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 3(B)).

For the nine months ended March 31, 2011, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 3(B)).

On December 19, 2009, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for services and cash (See Note 3 (A) and 3 (C)).

NOTE 6   LICENSING RIGHTS

On September 24, 2010, the Company entered into an agreement with a third party to purchase the rights of a license. Under the terms of the agreement the Company will have the rights to manufacture and sell the “EnerG2” product. As of March 31, 2011, the Company paid $30,000 for the acquisition of the patent. The amount has been classified as an asset and is being amortized over the life of the license.

NOTE 7   GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash in operations of $109,220 from inception and has a net loss since inception of $116,307. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

Our Company was established in December 2009 to provide renovation and management services to larger real estate developers and hedge funds that own and are acquiring additional vacation rental properties in North and South Carolina at below-market prices. We will provide property management services ranging from completing necessary renovation work to marketing and renting the properties on a seasonal basis at a profit.

Our executives are approaching prospective clients who have or are acquiring foreclosed or distressed vacation properties in North and South Carolina. Our executives are currently marketing the Company’s services through direct contact with prospective clients and therefore we do not plan to incur any expense for this effort in the next 12 months. When we have completed renovation on the first few homes, we expect to spend $500-$2,500 a month to market these properties and will have a larger marketing-related expense in late 2011 when we ready our website and printed materials to promote the rental properties for the 2012 high season. We plan to sign contracts to provide renovation and management services with two real estate developers and one hedge fund during our first 12 months after this registration statement is declared effective. We have not yet identified the real estate developers or the hedge fund.

Our goal was to have three vacation homes under management and available for rent during the summer 2011 high season, May to August. At this time we do not believe we will have vacation homes under management until August 2011. Our estimate for costs associated with each home that comes under our management includes approximately $7,500-$12,000 in renovation fees. We plan to add another 10 to 12 homes under management for the summer 2012 high season.

Additionally, the Company will attempt to obtain green energy solutions for use in its managed properties. Solutions we are considering include LED lighting, solar power and solar heating. We may also look to resell these solutions to other property management firms or vacation home owners. Our plan is to sign at least one reseller agreement with a manufacturer of LED lighting systems for interior and exterior residential lighting applications in the first six months of operation after this registration statement declared effective. We plan to implement LED lighting in each home that comes under our management.

The Company currently has a licensing agreement with Madison Energy Group that allows us to sell Frigitek products. The company believes that the commercial/industrial-level green solutions such as geothermal and Frigitek (fan speed controls for cooling condensers) have the potential to be repositioned or re-engineered for residential applications. We have not yet sold any Frigitek units and plan on taking delivery of the first units in July 2011.

If it becomes necessary to raise additional capital, we may conduct another private placement with the intention of selling stock. As a part of this private placement we may approach property management clients which we may have at that time to participate. Currently, we have no definitive plans to conduct another private placement of common stock. At the same time, we will continue to pursue green energy solutions with Madison Energy Group.

Limited Operating History

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $109,220 from inception and has a net loss since inception of $116,307. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this prospectus will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

If the proceeds of our private placement prove to be insufficient to generate additional profits, future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

For the Three Months Ended March 31, 2011

For the three months ended March 31, 2011, we had $0 in revenue. Expenses for the three month period totaled $22,836 resulting in a net loss of $22,836.  Expenses for the three months ended March 31, 2011 consisted of $18,130 in professional fees and $4,706 for general and administrative expenses.

For the Nine Months Ended March 31, 2011

For the nine months ended March 31, 2011, we had $0 in revenue. Expenses for the nine month period totaled $78,382 resulting in a net loss of $78,382.  Expenses for the nine months ended March 31, 2011 consisted of $67,555 in professional fees and $10,827 for general and administrative expenses.

Capital Resources and Liquidity

We raised cash to grow our business through a private placement that was completed on June 8, 2010. We have sufficient capital to continue operations for approximately the next five months. We anticipate receiving some revenue from the partnership with Madison Energy in 2011. We will seek to enter into agreements to provide our renovation and management service. We do not at this time anticipate seeking further equity investment. If we need additional cash and are unable to raise it, we will either have to suspend or cease our expansion plans entirely. Other than as described in this registration statement, we have no other financing plans.

We issued 5,000,000 Shares of common stock to Deborah Lovig pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. Ms. Lovig, the founder of the Company, was issued 5,000,000 shares in exchange for $100 in cash and $400 worth of services, which she provided to the Company.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A.                 Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 (Removed and Reserved).

Item 5.                 Other Information.

None.

Item 6.                 Exhibits.

Exhibit Number	Description
31.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE RESTORATION AND RENTAL, INC.

Dated: May 16, 2011	By:	/s/Deborah Loving
Deborah Lovig
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director