Form 10-K
period 2011-06-30
REAL ESTATE RESTORATION & RENTAL, INC.
filed 2011-10-13
CIK 1497253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-169928

REAL ESTATE RESTORATION AND RENTAL, INC.
 (Name of registrant in its charter)

Nevada	27-1488943
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

710 Wellingham Drive Durham, North Carolina	27713
(Address of principal executive offices)	(Zip Code)

(919) 656-8646
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of October 10, 2011 the registrant had 6,802,500 shares of its common stock, par value $0.0001 per share issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

Certain information included in this Report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; growth and expansion; anticipated income or benefits to be realized from our investments in unconsolidated entities; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims.

From time to time, forward-looking statements also are included in other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this Report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS.

The Company will focus primarily on providing management services, including renovation, marketing and renting, to large real estate development firms and hedge funds that purchase foreclosed and distressed vacation rental properties in North and South Carolina. These properties become non-performing assets on the defaulted lender’s balance sheet which may motivate lenders to sell these properties to improve their own financial filings. Below-market value properties represent a significant business opportunity for large real estate developers and hedge funds as a significant percentage of owners are being forced to sell these properties at bargain prices due to financial constraints and the softening of the real estate market in general.

The Company was formed in December 2009 to take advantage of the economic downturn and the resulting depression in the real estate market, especially the vacation home market in North and South Carolina. We plan to market our property renovation and management services to developers and hedge funds that are hoping to capitalize on the downturn by buying vacation properties at below market prices then turning them into profitable rentals, and that can benefit from having a local management agent.

Deborah Lovig started in December 2009 to launch the Company and initiate efforts to build strategic partnerships with hedge funds and developers that are acquiring REO and distressed properties that can be renovated and then be managed by the Company. On February 16, 2010 the company retained the consulting services of Europa Capital to assist in the administrative logistics of taking the Company through the Registration process with the SEC and seeking to do a self-funded initial public offering. Europa also provides support to the Company in working with legal and audit issues that may arise as the company moves through the Registration and FINRA process. Peter Coker who is the managing director of Europa Capital is the uncle of James Coker one of the officers of the company.

Originally, we had some limited success finding distressed properties to manage; however, we came to realize that it would take far longer than first anticipated. As a result, we began approaching larger real estate developers and hedge funds that own or are looking to purchase REO properties and are interested in working with a third party to manage the renovation and renting of these properties. The Company will attempt to obtain green energy solutions to implement in the properties under our management or to license or resell these solutions to other property owners. Ms. Lovig has expertise in implementing sustainability and energy efficiency solutions. The Company will attempt to install solutions such as LED lighting, solar power and solar heating for its managed properties. It may act as a reseller of these solutions to other property management firms. The Company has acquired access through a licensing agreement with Madison Energy Group to commercial/industrial level solutions such as geothermal and Frigitek (fan speed controls for cooling condensers) that have potential to be repositioned or re-engineered for residential applications. These solutions have been obtained through a nonexclusive patent license agreement with Madison Energy Group. On September 24, 2010, the Company entered into a 10-year patent license agreement with Madison Energy Group for a product that reduces energy consumption and carbon emissions of commercial coolers. The fee for the license is $30,000 and royalty payments of 14% of net sales. We have no other license agreements, patents, trademarks or royalty agreements. At June 30, 2011 management assessed the recoverability of the asset and recognized and impairment of $27,723.

We began operations in December of 2009. We maintain our principal offices at 710 Wellingham Drive, Durham, NC 27713, and our telephone number is (919) 656-8646.

Business Overview

Real Estate Restoration and Rental, Inc. was established in December 2009 to work with real estate developers and hedge funds to renovate, rent and manage foreclosed and distressed vacation rental properties in North and South Carolina. Vacation properties are rented at varying rates depending on the season. In our target area of North and South Carolina, highest rental pricing at the beaches is captured for May 28 through Aug. 19, which is considered the high season. Lowest rental pricing is Jan. 1 through May 6 and Sept. 3 through Dec. 31, which is considered off-season.

Our business strategy is to take advantage of the significant increase in foreclosure activity that is occurring and expected to continue in the real estate market. The growing incidence of foreclosure is related to a large number of adjustable rate mortgages (ARMs) that will be affected by significant interest rate resets in the next five years. Many ARM-financed properties are predicted to go into foreclosure, providing a significant opportunity to purchase properties at thirty percent (30%) or more below market value. Many large real estate developers and hedge funds are focused on acquiring foreclosed or distressed properties and turning them into profitable rentals. The Company plans to act as a property manager for these larger organizations, providing services ranging from renovation to rental management.

In spite of reports that the economy is improving, research in 2010 indicates that the rate of foreclosure is accelerating.

According to an article titled, “Mortgage Delinquencies Decline,” by Nick Timiaraos published on WSJ.com in November 2010, “The number of U.S. households behind on their mortgage payments declined during the third quarter, but the number of newly initiated foreclosures rose as banks continued to clear a backlog of delinquent loans. Nearly 13. 5 percent of home loans were 30 days or more past due or in foreclosure at the end of September, representing seven million households, according to the Mortgage Bankers Association quarterly survey. That rate is down from 14.4 percent one year ago but still up from 10 percent two years ago.”

An article titled, “Foreclosures,” published in October on NYTmes.com noted, “…In the first quarter of 2010, there were 930,000 foreclosure filings – an increase of 7 percent from the previous quarter and 16 percent from the first three months of 2009, according to recent date from RealtyTrac, an online marketer of foreclosed properties. Some six million borrowers were more than 60 days delinquent. About 11.5 percent of borrowers were in default, up from 5-7 percent from two years earlier.”

An article titled, “Fewer Homeowners Behind on Mortgage Payments,” that was published in November 2010 on CNNMoney.com noted that “Mortgage delinquency rates dropped in the last three months – but only because more borrowers had their homes repossessed….’Delinquency rates dropped pretty sharply,’ said Michael Fratantoni, Mortgage Bankers Association vice president of research and economics. ‘mostly from a reduction in the  90-plus days late category. That represents a move to the next category of delinquency – foreclosure starts.’”

We will focus primarily on providing renovation and management services for developers or hedge funds that acquire Real Estate Owned (“REO”) properties located in desirable North and South Carolina beaches. REO properties failed to sell at foreclosure auction and are therefore owned by the defaulted lender.  Lenders have become especially motivated to sell these properties to strengthen their own financial profile. Large real estate development and hedge funds are actively acquiring REO properties, buying at below-market rates with the expectation of turning these properties into profitable rentals or sales. We plan to take advantage of this market situation and offer our services to large real estate developers and hedge funds.

Employees

We currently have two employees: (1) Deborah Lovig, our President and Director, who work 30 hours per work doing business development and (2) James Coker, our Secretary and Director, who works 2-3 hours per week. All repair and restoration work is completed with third-party contractors.

Business Development

We seek to develop mutually beneficial business relationships with real estate developers and hedge funds that are focused on acquiring below-market properties in highly desirable vacation areas of North and South Carolina. Our ability to fully implement this marketing program is dependent upon proper use of our financing proceeds. If we use our working capital faster than originally planned, we may be required to substantially curtail our business development efforts as well as face higher costs for renovating and managing properties. The implementation of a scaled-back program would slow our revenue growth.

Marketing and Sales

Our initial marketing efforts are geared toward developing mutually beneficial business relationships with developers and fund managers that own and continue to acquire distressed vacation properties. Once we have management contracts with the property owners, our efforts will extend to marketing and promoting the properties for rent.

Competition

We face competition from renovators and rental agencies seeking to capitalize on the looming ARM-related foreclosure boom.  We plan to compete based on different factors including price differentiation and marketing which will be dependent on any agreements we enter into with hedge funds and real estate developers. There is no guarantee that we will compete successfully with our competition. We believe, however, that the market for REO properties is growing rapidly enough to support the entry of numerous new players, including us.

Regulation and Litigation in the Real Estate Industry

We cannot predict the outcome of legislative and regulatory initiatives in the future.  Depending on these outcomes, there may be a materially adverse effect on the Company’s business prospects.

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 710 Wellingham Drive, Durham, NC 27713, and our telephone number is (919) 656-8646. Our president, Deborah Lovig, provides office space at no cost to us.

ITEM 3.	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any former director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or had a material interest adverse to the Company.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced quotation on the OTC Bulletin Board under the trading symbol “RERR” on August 15, 2011.

Holders of Capital Stock

As of the date of hereof, we had a total of 36 holders of our common stock.

Rule 144 Shares

As of the date hereof, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have any stock option plans.

Registration Rights

We have not granted registration rights to any persons.

ITEM 6.	SELECTED FINANCIAL DATA.
We are not required to provide the information required by this Item because we are a smaller reporting company.
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operations

Our Company was established on December 15, 2009 to provide renovation and management services to larger real estate developers and hedge funds that own and are acquiring additional vacation rental properties in North and South Carolina at below-market prices. We will provide property management services ranging from completing necessary renovation work to marketing and renting the properties on a seasonal basis at a profit.

Our executives are approaching prospective clients who have or are acquiring foreclosed or distressed vacation properties in North and South Carolina. Our executives are currently marketing the Company’s services through direct contact with prospective clients and therefore we do not plan to incur any expense for this effort in the next 12 months. When we have completed renovation on the first few homes, we expect to spend $500-$2,500 a month to market these properties and will have a larger marketing-related expense in late 2011 when we ready our website and printed materials to promote the rental properties for the 2012 high season. We plan to sign contracts to provide renovation and management services with two real estate developers and one hedge fund. We have not yet identified the real estate developers or the hedge fund.

Our goal was to have three vacation homes under management and available for rent during the summer 2011 high season, May to August. At this time due to the continued slow recovery in the vacation home market we do not believe we will have vacation homes under management until August 2012. Our estimate for costs associated with each home that comes under our management includes approximately $7,500-$12,000 in renovation fees. We plan to add another 10 to 12 homes under management for the summer 2012 high season.

Due to the slow market for vacation homes the Company has had a difficult time finding clients who are looking for renovations to existing homes or that see much of a market for vacation rental income. We will try to increase the marketing budget to $2,500/month beginning in January 2012 when we hope that all marketing and restoration costs can be covered by the services fees we charge the property owners.

Additionally, the Company will attempt to obtain green energy solutions for use in its managed properties. Solutions we are considering include LED lighting, solar power and solar heating. We may also look to resell these solutions to other property management firms or vacation home owners. Our plan is to sign at least one reseller agreement with a manufacturer of LED lighting systems for interior and exterior residential lighting applications. We plan to implement LED lighting in each home that comes under our management.

The Company currently has a licensing agreement with Madison Energy Group that allows us to sell Frigitek products and allows us to receive royalties for the sales made by Madison Energy Group. The company believes that the commercial/industrial-level green solutions such as geothermal and Frigitek (fan speed controls for cooling condensers) have the potential to be repositioned or re-engineered for residential applications. At this point only one Frigitek unit was sold by Madison Energy Group and we realized a small royalty payment in August 2011.

It may become necessary for us to raise additional capital, which may require us to conduct another private placement with the selling of stock. Currently, we have no definitive plans to conduct another private placement of common stock.

Limited Operating History

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of ($139,150) from inception through June 30, 2011 and has a net loss since inception of ($185,742). This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this prospectus will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

The proceeds of our private placement proved to be insufficient to generate additional profits. Future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

For the Year Ended June 30, 2011

Results of Operations

For the period from December 15, 2009 (inception), to June 30, 2011, we had $0 in revenue.

For the period December 15, 2009 (inception) to June 30, 2010, the Company incurred total operating expenses equal to $37,925. These expenses related to professional fees totaling $24,725, general and administrative expenses totaling $13,200 and the impairment of licensing rights totaling $0.

Expenses for the fiscal year ended June 30, 2011 totaled $147,817 resulting in a net loss of $147,817.  Expenses for the period consisted of $98,860 in professional fees, $21,414 for general and administrative expenses and $27,723 in impairment of licensing rights expenses.

Capital Resources and Liquidity

We raised cash to grow our business through a private placement that was completed on June 8, 2010. We anticipate receiving some revenue from the partnership with Madison Energy in 2011. To date, however, only one of the Frigitek devices has been sold and we have received a small royalty payment. We have impaired the agreement and do not anticipate receiving any further material payments on the agreement. We will seek to enter into agreements to provide our renovation and management service. We anticipate that we may need to seek further equity investment. We have minimal cash and a working capital deficiency. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of June 30, 2011 and 2010 there were no common share equivalents outstanding.

Intangible Assets

In accordance with Statement FASB Accounting Standards Codification No. 350, Intangibles, Goodwill and Other, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REAL ESTATE RESTORATION AND RENTAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JUNE 30, 2011 AND 2010.

PAGE	F-3	STATEMENT OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2011, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2010, AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2011.

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2011.

PAGE	F-5	STATEMENT OF CASH FLOWS FOR THE YEAR ENDED JUNE 30, 2011, FOR PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2010 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2011.

PAGES	F-6 - F-12	NOTES TO FINANCIAL STATEMENTS.

F-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Real Estate Restoration & Rental, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Real Estate Restoration & Rental, Inc. (a development stage company) (the “Company”) as of June 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year ending June 30, 2011, the period from December 15, 2009 (inception) to June 30, 2010 and the period from December 15, 2009 (inception) to June 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Real Estate Restoration & Rental, Inc. (a development stage company) as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the year ending June 30, 2011, the period from December 15, 2009 (Inception) to June 30, 2010 and the period from December 15, 2009 (Inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company is in the development stage with minimal operations, a net loss of $185,742 from inception and used cash in operations from inception of $139,150.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
October 13, 2011

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30, 2011	June 30, 2010
Current Assets
Cash	$1,775	$141,125
Prepaid Expense	2,500	2,500
Total Current Assets	4,275	143,625

Licensing Rights, net	-	-

Total Assets	$4,275	$143,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$10,692	$7,500
Total Liabilities	10,692	7,500

Commitments and Contingencies
	-	-
Stockholders' Equity/(DEFICIENCY)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,802,500 and 6,782,500 shares
issued and outstanding, respectively	680	678
Additional paid-in capital	178,645	173,372
Deficit accumulated during the development stage	(185,742)	(37,925)
Total Stockholders' Equity/(DEFICIENCY)	(6,417)	136,125

Total Liabilities and Stockholders' Equity/(DEFICIENCY)	$4,275	$143,625

See accompanying notes to financial statements

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Statements of Operations

		For the period from December 15, 2009	For the period from December 15, 2009
	For the Year Ended June 30, 2011	(inception) to June 30, 2010	(inception) to June 30, 2011
Operating Expenses
Professional fees	$98,680	$24,725	$123,405
General and administrative	21,414	13,200	34,614
Imapairment of Licensing Rights	27,723	-	27,723
Total Operating Expenses	147,817	37,925	185,742

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(147,817)	(37,925)	(185,742)

Provision for Income Taxes	-	-	-

NET LOSS	$(147,817)	$(37,925)	$(185,742)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,799,815	5,879,084

See accompanying notes to financial statements

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from December 15, 2009 (Inception) to June 30, 2011

						Deficit
						accumulated during	Total
	Preferred Stock		Common stock		Additional	the	Stockholder's
	Shares	Amount	Shares	Amount	paid-in capital	development stage	Equity/(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,782,500	178	178,072	-	178,250

Stock Offering Costs	-	-	-	-	(7,500)	-	(7,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(37,925)	(37,925)

Balance, June 30, 2010	-	-	6,782,500	678	173,372	(37,925)	136,125

Common stock issued for cash ($0.10/ per share)	-	-	20,000	2	1,998	-	2,000

Stock Offering Costs	-	-	-	-	(1,925)	-	(1,925)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(147,817)	(147,817)

Balance, June 30, 2011	-	$-	6,802,500	$680	$178,645	$(185,742)	$(6,417)

See accompanying notes to financial statements

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the period from December 15, 2009	For the period from December 15, 2009
	For the Year Ended June 30, 2011	(inception) to June 30, 2010	(inception) to June 30, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(147,817)	$(37,925)	$(185,742)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	5,200	2,800	8,000
Shares issued to founder for services	-	400	400
Amortization of licensing fee	2,277	-	2,277
Impairment of licensing rights	27,723	-	27,723
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	-	(2,500)	(2,500)
(Decrease) Increase in accounts payable and accrued expenses	3,192	7,500	10,692
Net Cash Used In Operating Activities	(109,425)	(29,725)	(139,150)

Cash Flows From Investing Activities:
Purchase of Licensing Right	(30,000)	-	(30,000)
Net Cash Used In Investing Activities	(30,000)	-	(30,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	75	170,850	170,925
Net Cash Provided by Financing Activities	75	170,850	170,925

Net Increase (Decrease) in Cash	(139,350)	141,125	1,775

Cash at Beginning of Period	141,125	-	-

Cash at End of Period	$1,775	$141,125	$1,775

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30 , 2011

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION(A)

(A)  Organization

Real Estate Restoration and Rental, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on December 15, 2009.  Real Estate Restoration and Rental, Inc. was incorporated in Nevada in 2009 to purchase foreclosed and distressed vacation rental properties in North and South Carolina at below-market prices and rent them out for a profit. The Company also plans to introduce energy savings devices to the residential and consumer markets through licensing rights of a patented technology.

Activities during the development stage include developing the business plan and raising capital.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011 and June 30, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of June 30, 2011 and 2010 there were no common share equivalents outstanding.

(E) Intangible Assets

In accordance with Statement FASB Accounting Standards Codification No. 350, Intangibles, Goodwill and Other, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise. Management assesses the recoverability of our long lived assets by determining whether the carrying value can be recovered through future cash flows for identifiable assets.The amount of long lived asset impairment is measured based on fair value and is charged to operations in the period in which long lived asset impairment is determined by management.

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30 , 2011

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	June 30, 2011	June 30, 2010

Deferred tax asset
Intangibles	10,687	-
Net Operating Loss Carryforward	57,678	13,388
Valuation Allowance	(66,365)	(13,388)
Net deferred tax asset	-	-
Net deferred tax liability		-
	$-	$-

As of June 30, 2011, the Company has a net operating loss carryforward of approximately $149,600 available to offset future taxable income through June 30, 2031.  The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031. As of the date of this filing, the Company has not completed its 2010 tax filings and therefore they will remain subject to examination by the relevant tax jurisdictions.

The net change in the valuation allowance for the year ended June 30, 2011 was an increase of $44,292.

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30 , 2011

The components of income tax expense related to continuing operations are as follows:

	June 30,	June 30,
	2011	2010
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

	June 30, 2011		June 30, 2010

Statutory rate applied to earnings before income taxes:		$(56,983)		$(14,620)
Increase (decrease) in income taxes resulting from :		-		-
State income taxes		-		-
Change in deferred tax asset		10,687
Valuation allowance		44,292		13,388
Non-deductible expenses		2,004		1,232
Income Tax Expense	$		$

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

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30 , 2011

(I) Recent Accounting Pronouncments

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring(“TDR”).In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15,2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs .In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30 , 2011

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, the FASB issued ASU No.2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

NOTE 2	INTANGIBLE ASSETS

At June 30, 2011 and June 30, 2010 intangible assets are as follows:

	As of June 30, 2011	As of June 30, 2010
License Agreement	$30,000	$-
Less Amortization	(2,277)	(-)
Less Impairment	(27,723)	-
Total Intangible Assets	$-	$-

Amortization expense for the year ended June 30, 2011, the period from December 15, 2009 (inception) to June 30, 2010 and the period from December 15, 2009 (inception) to June 30, 2011 was $2,277, 0 and $2,277 respectively. During the year ended June 30, 2011, management assessed the recoverability of our long lived assets by determining whether the carrying value can be recovered through future cash flows. Based on this assessment, management recognized an impairment of $27,723 on the intangible license agreement.

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30 , 2011

NOTE 3	STOCKHOLDERS’ EQUITY/(DEFICIENCY)

(A) Common Stock Issued for Cash

For the period ended June 30, 2010, the Company issued 1,782,500 shares of common stock for $178,250($0.10/share) less stock offering costs of $7,500. Of these total shares, an officer and Director of the Company purchased 95,000 shares and paid cash of $9,500. The Company also issued 1,000,000 shares of common stock to its founder for $100 ($0.0001 per share) (See note 5).

During the months of August and September 2010, the Company issued 20,000 shares of common stock for $2,000 less offering costs of $1,925 ($0.10/share).

(B) In-Kind Contribution

For the period ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 5).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

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

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

During 2010, an officer and director of the Company purchased 95,000 shares and paid cash of $9,500.

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30 , 2011

On December 19, 2009, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for services and cash (See Note 3 (A) and 3 (C)).

NOTE 6              GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $139,150 from inception and has a net loss since inception of $185,742.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in internal controls over financial reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of June 30, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and age of officers and director as of October 13, 2011. Our executive officers are elected annually by our Board of Director. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Deborah Lovig	49	President, Chief Executive Officer, Chief Financial Officer, and Director

James Coker	31	Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Ms. Deborah Lovig, age 49, President, Chief Executive Officer, Chief Financial Officer, Director.

Deborah Lovig is our President, Chief Executive Officer, Chief Financial Officer and Director. Ms. Lovig is a successful marketing executive and entrepreneur who has worked with companies and corporations of all sizes and stages across a broad range of industries. During the past six years she has served as a marketing executive for Cree, a world-leading manufacturer of light-emitting diodes (LEDs). Throughout her 25-year career, she has specialized in developing business and marketing plans for start-up and early-stage companies seeking funding and rapid sales growth. She has assisted with the formation and business development of a number of businesses in the real estate markets on the East Coast, including North Carolina.

Mr. James Coker, age 31, Secretary, Director

Mr. James Coker was appointed as our Secretary and Director on April 27, 2010. Mr. Coker brings expertise in evaluating business opportunities and closing business deals that result in profits for the companies for which he has worked. He has recently been involved in real estate development of rental properties in the Philadelphia area; for which he also provides property management services. Mr. Coker has purchased 2 older homes in the Philadelphia that he has renovated and rents. Mr. Coker is not employed by a real estate firm and does this strictly on his own.  He has also served as a Regional Sales Manager for Siemens Corporation for the past five years. He is in charge of selling diagnostic imaging equipment to hospitals and imaging centers in Ohio. His responsibilities include selling capital equipment (greater than $1,000,000) and service contracts, developing extensive product knowledge, consulting on future trends in healthcare and the reimbursement landscape, as well as managing customer relationships. During his tenure in Ohio, Siemens has doubled its market share in the territory and managed to expand its presence despite a sluggish economy. Mr. Coker graduated from Boston College in 2001 with a B.A. in Marketing.

Our directors are not considered independent under the listing standards of any national securities exchange.

Board Committee

The Company does not currently have a designated audit, nominating or compensation committee.  The Company currently has no plans to form these separately designated Board committees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no other family relationships among any of our officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than ten percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to disclose in this Report any failure to file by these dates. Based solely upon a review of such reports, we believe that these filing requirements were satisfied on a timely basis.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION.

Other than the 4,000,000 shares of common stock issued to Deborah Lovig for services, which she provided to the Company, we have not paid any form of compensation to our executives. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to the named officer, including base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

The Company has no employment agreement with Ms. Lovig. Ms. Lovig received compensation of 4,000,000 shares of common stock in exchange for $400 worth of services she provided to the Company during the period ended June 30, 2010. The Company has no employment agreement with Mr. Coker. Mr. Coker received no compensation during the period ended June 30, 2010. Neither executive has received any additional compensation through June 30, 2011.

There are no other stock option plans, retirement, pension or profit sharing plans for the benefits of our officers and directors other than as described herein.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended June 30, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Deborah Lovig, President, Chief Executive Officer, Chief Financial Officer, Director	2010	$0	0	400	0	0	0	$0	$400
	2011	$0	0	0	0	0	0	$0	$0
James Coker, Secretary, Director	2010	$0	0	0	0	0	0	$0	$0
	2011	$0	0	0	0	0	0	$0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the above Summary Compensation Table for the period from December 15, 2009 (inception) through June 30, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value. There were no stock options exercised during period from inception through June 30, 2011 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards. There were no awards made to the named executive officers during the period from Inception through June 20, 2011 under any LTIP.

 Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any employment agreements in place.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of October 13, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Deborah Lovig, President, CEO, CFO, Director 710 Wellingham Drive Durham, NC 27713	5,000,000	73.5%

James Coker, 258 Frankfort Square Columbus, OH 43206	95,000	1.4%

All Executive Officers and Directors as a group (1 person)	5,095,000	74.9%

    (1) Based on 6,802,500 shares of common stock outstanding as of October 13, 2011.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Deborah Lovig, our President, Chief Executive Officer, Chief Financial Officer and Director, purchased 5,000,000 shares of our Common Stock on December 19, 2009 for $100 in cash and $400 worth of services which she provided to the Company.

James Coker, our Secretary and Director, purchased 80,000 share of our Common Stock on March 17, 2010 and an additional 15,000 shares of our Common Stock on April 2, 2010, for a total of 95,000 shares, for $9,500.

Deborah Lovig may be deemed a promoter as defined in Rule 405 under the Securities Act of 1933.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since inception, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

For the period ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800.

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200.

Deborah Lovig, our President, Chief Executive Officer, Chief Financial Officer and Director, purchased 5,000,000 shares of our Common Stock on December 19, 2009 for $100 in cash and $400 worth of services which she provided to the Company.

James Coker, our Secretary and Director, purchased 80,000 share of our Common Stock on March 17, 2010 and an additional 15,000 shares of our Common Stock on April 2, 2010, for a total of 95,000 shares, for $9,500.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the Company’s fiscal years ended June 30, 2011 and June 30, 2010, we were billed approximately $8,600 and $2,300, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred approximately $4,700 and $0 respectively for professional services related to the filing of our Registration Statement on Form S-1 for the fiscal years ended June 30, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended June 30, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2011 and 2010.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

Financial Statements:

The balance sheets of the Company as of June 30, 2011 and June 30, 2010, the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the year ended June 30, 2011, the period from December 15, 2009 (inception) to June 30, 2010 and the period from December 15, 2009 (inception) to June 30, 2011 then ended, the footnotes thereto, and the report of Webb & Company, P.A., independent auditors, are filed herewith.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	By-Laws*
10.1	Madison Energy Group, LLC License Agreement**
10.2	Europa Capital Agreement***
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1430 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * Incorporated by reference to Form S-1 filed on October 13, 2010
** Incorporated by reference to Form S-1 filed on February 4, 2011
*** Incorporated by reference to Form S-1 filed on March 16, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE RESTORATION AND RENTAL, INC.

Dated: October 13, 2011	By:	/s/Deborah Loving
Deborah Lovig
President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Deborah Loving	President, Chief Executive Officer, Chief	October 13, 2011
Deborah Loving	Financial Officer and Director

/s/ James Coker	Secretary and Director	October 13, 2011
James Coker