Form 10-Q
period 2011-09-30
REAL ESTATE RESTORATION & RENTAL, INC.
filed 2011-10-31
CIK 1497253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

REAL ESTATE RESTORATION AND RENTAL, INC.
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of October 28, 2011, 6,802,500 shares, par value $0.0001, of the issuer’s common stock are issued and outstanding.

REAL ESTATE RESTORATION AND RENTAL, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

REAL ESTATE RESTORATION AND RENTAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND JUNE 30, 2011

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	September 30, 2011	June 30, 2011
	(Unaudited)
Current Assets
Cash	$1,128	$1,775
Prepaid Expense	2,500	2,500
Total Assets	3,628	4,275

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$28,868	$10,692
Deferred Revenue	3,322	-
Total Liabilities	32,190	10,692

Commitments and Contingencies
	-	-
Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,802,500 and 6,802,500 shares
issued and outstanding, respectively	680	680
Additional paid-in capital	179,945	178,645
Deficit accumulated during the development stage	(209,187)	(185,742)
Total Stockholders' Deficiency	(28,562)	(6,417)

Total Liabilities and Stockholders' Deficiency	$3,628	$4,275

See accompanying notes to condensed unaudited financials statements

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the period from
	For the Three Months Ended	For the Three Months Ended	December 15, 2009 (inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$1,677	$-	$1,677

Operating Expenses
Professional fees	22,500	23,832	145,905
General and administrative	2,622	1,889	37,236
Impairment of Licensing Rights	-	-	27,723
Total Operating Expenses	25,122	25,721	210,864

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(23,445)	(25,721)	(209,187)

Provision for Income Taxes	-	-	-

NET LOSS	$(23,445)	$(25,721)	$(209,187)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,802,500	6,791,958

See accompanying notes to condensed unaudited financials statements

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from December 15, 2009 (Inception) to September 30, 2011
(Unaudited)

	Preferred Stock		Common stock		Additional	Deficit accumulated during the	Total Stockholder's
					paid-in	development	Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,782,500	178	178,072	-	178,250

Stock Offering Costs	-	-	-	-	(7,500)	-	(7,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(37,925)	(37,925)

Balance, June 30, 2010	-	-	6,782,500	678	173,372	(37,925)	136,125

Common stock issued for cash ($0.10/ per share)	-	-	20,000	2	1,998	-	2,000

Stock Offering Costs	-	-	-	-	(1,925)	-	(1,925)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(147,817)	(147,817)

Balance, June 30, 2011	-	-	6,802,500	680	178,645	(185,742)	(6,417)

In kind contribution of services					1,300		1,300

Net loss for the three months ended September 30, 2011						(23,445)	(23,445)

Balance, September 30, 2011	-	$-	6,802,500	$680	$179,945	$(209,187)	$(28,562)

See accompanying notes to condensed unaudited financials statements

Real Estate Restoration and Rental, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from
	For the Three Months Ended	For the Three Months Ended	December 15, 2009 (inception) to
	September 30, 2011	September 30, 2010	September 30, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(23,445)	$(25,721)	$(209,187)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,300	1,300	9,300
Shares issued to founder for services	-	-	400
Amortization of licensing fee	-	49	2,277
Impairment of licensing fee	-	-	27,723
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	-	(2,500)
Increase in accounts payable and accrued expenses	18,176	2,147	28,868
Increase in deferred revenue	3,322	-	3,322
Net Cash Used In Operating Activities	(647)	(22,225)	(139,797)

Cash Flows From Investing Activities:
Purchase of License	-	(30,000)	(30,000)
Net Cash Used In Investing Activities	-	(30,000)	(30,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	-	75	170,925
Net Cash Provided by Financing Activities	-	75	170,925

Net Increase (Decrease) in Cash	(647)	(52,150)	1,128

Cash at Beginning of Period	1,775	141,125	-

Cash at End of Period	$1,128	$88,975	$1,128

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financials statements

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011 and June 30, 2011, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of September 30, 2011 and 2010 there were no common share equivalents outstanding.

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

(E) Intangible Assets

In accordance with FASB Accounting Standards Codification No. 350, Intangibles, Goodwill and Other, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise. Management assesses the recoverability of our long lived assets by determining whether the carrying value can be recovered through future cash flows for identifiable assets.The amount of long lived asset impairment is measured based on fair value and is charged to operations in the period in which long lived asset impairment is determined by management.  Amortization expense for the three months ended September 30, 2011 and September 30, 2010 was $0 and $49.  Amortization expense for the period of December 15, 2009 (inception) to September 30, 2011 was $2,277.  During the year ended June 30, 2011, management assessed the recoverability of our long lived assets by determining whether the carrying value can be recovered through future cash flows. Based on this assessment, management recognized an impairment of $27,723 on the intangible license agreement

(F) Income Taxes

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

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  The Company recognizes rental revenue in accordance with FASB ASC No. 840-25.  FASB ASC No. 840-25 requires that rental revenue be recognized on a straight line basis over the term of the lease for operating leases.  The Company recognizes revenue under its license agreement when the price is fixed and determinable, delivery has occurred and collectability is reasonable assured.  Prepayments and deposits are record as deferred revenue until the price is fixed and determinable and delivery has occurred.

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

(I) Concentration of Credit Risk

For the three months ended September 30, 2011 all revenues earned were from one customer.

(J) Recent Accounting Pronouncements

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

NOTE 2         STOCKHOLDERS’ EQUITY(DEFICIENCY)

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

(B) In-Kind Contribution

For the period ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 4).

For the period ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 4).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4).

REAL ESTATE RESTORATION AND RENTAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

(C) Stock Issued for Services

On December 19, 2009, the Company issued 4,000,000 shares of common stock to its founder having a fair value of $400 ($0.0001/share) in exchange for services provided (See Note 4).

NOTE 3         COMMITMENTS

On February 16, 2010, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE4          RELATED PARTY TRANSACTIONS

For the period ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 2(B)).

For the period ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 2(B)).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 2(B)).

On December 19, 2009, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for services and cash (See Note 2 (A) and 2 (C)).

NOTE 5         GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with minimal operations, used cash in operations of $139,797 from inception and has a net loss since inception of $209,187.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6         SUBSEQUENT EVENT

On October 18, 2011, the Company received $2,500 from an unrelated party. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand.

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

The Company currently has a licensing agreement with Madison Energy Group that allows us to sell Frigitek products and allows us to receive royalties for the sales made by Madison Energy Group. The company believes that the commercial/industrial-level green solutions such as geothermal and Frigitek (fan speed controls for cooling condensers) have the potential to be repositioned or re-engineered for residential applications. At this point Madison Energy has sold several units, but only to one customer and we realized a small royalty payment in August 2011.

It may become necessary for us to raise additional capital, which may require us to conduct another private placement with the selling of stock. Currently, we have no definitive plans to conduct another private placement of common stock.

Limited Operating History

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $139,797 from the period from December 15, 2009 (inception) to September 30, 2011, and has a net loss of $209,187 during that same period from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

For the Three Months Ended September 30, 2011

For the three months ended September 30, 2011, we had $1,677 in revenue. Expenses for the three month period totaled $25,122 resulting in a net loss of $23,445.  Expenses for the three months ended September 30, 2011 consisted of $22,500 in professional fees and $2,622 for general and administrative expenses.

For the Three Months Ended September 30, 2010

For the three months ended September 30, 2010, we had $0 in revenue. Expenses for the three month period totaled $25,721 resulting in a net loss of $25,721.  Expenses for the three months ended September 30, 2010 consisted of $23,832 in professional fees and $1,889 for general and administrative expenses.

Capital Resources and Liquidity

We raised cash to grow our business through a private placement that was completed on June 8, 2010. We anticipate receiving some revenue from the partnership with Madison Energy in 2011. To date, however, Frigitek devices havebeen sold to only one customer and we have received a small royalty payment. We have impaired the agreement and do not anticipate receiving any further material payments on the agreement. We will seek to enter into agreements to provide our renovation and management service. In addition, on October 18, 2011, the Company received $2,500 from an unrelated party. We anticipate that we may need to seek further equity investment. We have minimal cash and a working capital deficiency. Our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 1 to our unaudited financial statements for the period ended September 30, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Intangible Assets

In accordance with Statement FASB Accounting Standards Codification No. 350, Intangibles, Goodwill and Other, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise. Management assesses the recoverability of our long lived assets by determining whether the carrying value can be recovered through future cash flows for identifiable assets.The amount of long lived asset impairment is measured based on fair value and is charged to operations in the period in which long lived asset impairment is determined by management.  Amortization expense for the three months ended September 30, 2011 and September 30, 2010 was $0 and $49.  Amortization expense for the period of December 15, 2009 (inception) to September 30, 2011 was $2,277.  During the year ended June 30, 2011, management assessed the recoverability of our long lived assets by determining whether the carrying value can be recovered through future cash flows. Based on this assessment, management recognized an impairment of $27,723 on the intangible license agreement.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  The Company recognizes rental revenue in accordance with FASB ASC No. 840-25.  FASB ASC No. 840-25 requires that rental revenue be recognized on a straight line basis over the term of the lease for operating leases.  The Company recognizes revenue under its license agreement when the price is fixed and determinable, delivery has occurred and collectability is reasonable assured.  Prepayments and deposits are record as deferred revenue until the price is fixed and determinable and delivery as occurred.

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

Recent Accounting Pronouncements

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      (Removed and Reserved).

Item 5.      Other Information.

None.

Item 6.      Exhibits.

Exhibit Number	Description
31.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE RESTORATION AND RENTAL, INC.

Dated: October 31, 2011	By:	/s/Deborah Loving
Deborah Lovig
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)