Form 10-Q
period 2011-12-31
ORGANOVO HOLDINGS, INC.
filed 2012-01-17
CIK 1497253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

ORGANOVO HOLDINGS, INC.
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

As of January 17, 2012: 6,802,500 shares, par value $0.0001, of the issuer’s common stock are issued and outstanding.

REAL ESTATE RESTORATION AND RENTAL, INC.

QUARTERLY REPORT ON FORM 10-Q
December 31, 2011

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

ORGANOVO HOLDINGS, INC.
(F/K/A REAL ESTATE RESTORATION AND RENTAL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2011 (UNAUDITED) AND JUNE 30, 2011

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010, AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIENCY FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED)

PAGES	6 to 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Organovo Holdings, Inc.
(f/k/a Real Estate Restoration and Rental, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	December 31, 2011	June 30, 2011
	(Unaudited)
Current Assets
Cash	$753	$1,775
Prepaid Expense	2,500	2,500
Total Assets	$3,253	$4,275

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$61,198	$10,692
Note Payable	9,500	-
Deferred Revenue	3,323	-
Total Liabilities	74,021	10,692

Commitments and Contingencies
	-	-
Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,802,500 and 6,802,500 shares
issued and outstanding, respectively	680	680
Additional paid-in capital	181,245	178,645
Deficit accumulated during the development stage	(252,693)	(185,742)
Total Stockholders' Deficiency	(70,768)	(6,417)

Total Liabilities and Stockholders' Deficiency	$3,253	$4,275

See accompanying notes to the unaudited condensed financial statements

Organovo Holdings, Inc.
(f/k/a Real Estate Restoration and Rental, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2011	For the Three Months Ended December 31, 2010	For the Six Months Ended December 31, 2011	For the Six Months Ended December 31, 2010	For the period from December 15, 2009 (inception) to December 31, 2011

Revenue	$-	$-	$1,677	$-	$1,677

Operating Expenses
Professional fees	39,597	25,593	62,097	49,425	185,502
General and administrative	3,909	4,233	6,531	6,121	41,145
Impairment of Licensing Rights	-	-	-	-	27,723
Total Operating Expenses	43,506	29,826	68,628	55,546	254,370

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(43,506)	(29,826)	(66,951)	(55,546)	(252,693)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(43,506)	$(29,826)	$(66,951)	$(55,546)	$(252,693)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,802,500	6,370,000	6,802,500	6,370,000

See accompanying notes to the unaudited condensed financial statements

Organovo Holdings, Inc.
(f/k/a Real Estate Restoration and Rental, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity Deficiency
For the period from December 15, 2009 (Inception) to December 31, 2011
(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Deficit accumulated during the development	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	1,000,000	100	-	-	100

Common stock issued for cash to founder ($0.0001 per share)			4,000,000	400	-	-	400

Common stock issued for cash ($0.10/ per share)	-	-	1,782,500	178	178,072	-	178,250

Stock Offering Costs	-	-	-	-	(7,500)	-	(7,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(37,925)	(37,925)

Balance, June 30, 2010	-	-	6,782,500	678	173,372	(37,925)	136,125

Common stock issued for cash ($0.10/ per share)	-	-	20,000	2	1,998	-	2,000

Stock Offering Costs	-	-	-	-	(1,925)	-	(1,925)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(147,817)	(147,817)

Balance, June 30, 2011	-	-	6,802,500	680	178,645	(185,742)	(6,417)

In kind contribution of services	-	-	-	-	2,600	-	2,600

Net loss for the six months ended December 31, 2011	-	-	-	-	-	(66,951)	(66,951)

Balance, December 31, 2011	-	$-	6,802,500	$680	$181,245	$(252,693)	$(70,768)

See accompanying notes to the unaudited condensed financial statements

Organovo Holdings, Inc.
(f/k/a Real Estate Restoration and Rental, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31, 2011	For the Six Months Ended December 31, 2010	For the period from December 15, 2009 (inception) to December 31, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(66,951)	$(55,546)	$(252,693)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,600	2,600	10,600
Shares issued to founder for services	-	-	400
Amortization of licensing fee	-	797	2,277
Impairment of licensing rights	-	-	27,723
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	-	-	(2,500)
Increase in accounts payable and accrued expenses	50,506	3,456	61,198
Increase in deferred revenue	3,323	-	3,323
Net Cash Used In Operating Activities	(10,522)	(48,693)	(149,672)

Cash Flows From Investing Activities:
Purchase of License	-	(30,000)	(30,000)
Net Cash Used In Investing Activities	-	(30,000)	(30,000)

Cash Flows From Financing Activities:
Proceeds from a note payable	9,500	-	9,500
Proceeds from issuance of common stock, net of offering costs	-	75	170,925
Net Cash Provided by Financing Activities	9,500	75	180,425

Net Increase (Decrease) in Cash	(1,022)	(78,618)	753

Cash at Beginning of Period	1,775	141,125	-

Cash at End of Period	$753	$62,507	$753

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to the unaudited condensed financial statements

ORGANOVO HOLDINGS, INC.
(F/K/A REAL ESTATE RESTORATION AND RENTAL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31 , 2011
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

On December 28, 2011 Real Estate Restoration and Rental, Inc., a Nevada corporation (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company merged with its wholly owned subsidiary, Organovo Holdings, Inc., a Nevada corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Organovo Holdings, Inc.

Effective December 28, 2011, the Company filed with the State of Nevada Certificate of Amendment of Certificate of Incorporation changing our name from Real Estate Restoration and Rental, Inc., to Organovo Holdings, Inc (See Note 3(D)).

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

ORGANOVO HOLDINGS, INC.
(F/K/A REAL ESTATE RESTORATION AND RENTAL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31 , 2011
(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and June 30, 2011, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of December 31, 2011 and 2010 there were no common share equivalents outstanding.

(E) Intangible Assets

In accordance with Statement FASB Accounting Standards Codification No. 350, Intangibles, Goodwill and Other, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.  Management assesses the recoverability of our long lived assets by determining whether the carrying value can be recovered through future cash flows for identifiable assets. The amount of long lived asset impairment is measured based on fair value and is charged to operations in the period in which long lived asset impairment is determined by management.  Amortization expense for the six months ended December 31, 2011 and December 31, 2010 was $0 and $797.  Amortization expense for the period of December 15, 2009 (inception) to December 31, 2011 was $2,277. During the year ended June 30, 2011, management assessed the recoverability of our long lived assets by determining whether the carrying value can be recovered through future cash flows. Based on this assessment, management recognized an impairment of $27,723 on the intangible license agreement

(F) Income Taxes

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

ORGANOVO HOLDINGS, INC.
(F/K/A REAL ESTATE RESTORATION AND RENTAL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31 , 2011
(UNAUDITED)

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

(I) Concentration of Credit Risk

For the six months ended December 31, 2011 all revenues earned were from one customer.

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

ORGANOVO HOLDINGS, INC.
(F/K/A REAL ESTATE RESTORATION AND RENTAL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31 , 2011
(UNAUDITED)

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

ORGANOVO HOLDINGS, INC.
(F/K/A REAL ESTATE RESTORATION AND RENTAL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31 , 2011
(UNAUDITED)

NOTE 2     LOAN PAYABLE

On October 26, 2011, the Company received $2,500 from an unrelated party. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand.

On November 7, 2011, the Company received $2,500 from an unrelated party. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand.

On December 23, 2011, the Company received $4,500 from an unrelated party. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand.

NOTE 3     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the period ended June 30, 2010, the Company issued 1,782,500 shares of common stock for $178,250($0.10/share) less stock offering costs of $7,500.  The Company also issued 4,000,000 shares of common stock to its founder for $400 ($0.0001 per share) (See Note 5).

During the months of August and September 2010, the Company issued 20,000 shares of common stock for $2,000 less offering costs of $1,925 ($0.10/share).

(B) In-Kind Contribution

For the six months ended December 31, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 5).

For the period ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 5).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

ORGANOVO HOLDINGS, INC.
(F/K/A REAL ESTATE RESTORATION AND RENTAL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31 , 2011
(UNAUDITED)

(C) Stock Issued for Services

On December 19, 2009, the Company issued 1,000,000 shares of common stock to its founder having a fair value of $100 ($0.0001/share) in exchange for services provided (See Note 5).

(D) Amendment to Articles of Incorporation

On December 28, 2011 the Company amended its Articles of Incorporation to change its name to Organovo Holdings, Inc (See Note 1(A)).

NOTE 4     COMMITMENTS

On February 16, 2010, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 5     RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

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

NOTE 6     GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash in operations of $149,672 from inception and has a net loss since inception of $252,693.  In addition there is a working capital deficiency and stockholders’ deficiency of $70,768 as of December 31, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7     SUBSEQUENT EVENT

On December 28, 2011, the Company’s Board of Directors declared a 10.59135 –for-1 forward stock split effective to stockholders of record on January 15, 2012 or date as approved by FINRA.   As of January 17, 2012, the split has not been approved by FINRA. Per share and weighted average amounts have not been retroactively restated in the accompanying financial statements and related notes to reflect this pending stock split.

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

On December 28, 2011 we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our wholly owned subsidiary, Organovo Holdings, Inc., a Nevada corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named Organovo Holdings, Inc.

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company's name. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on December 28, 2011 to effect the Merger, the Company's Articles of Incorporation were deemed amended to reflect the change in the Company's corporate name.

The Company's common stock will temporarily remain listed for quotation on OTC Markets and the OTC Bulletin Board under the current symbol “RERR” until a new symbol is assigned by Financial Industry Regulatory Authority, Inc. (FINRA). The Company will publicly announce the new trading symbol when assigned by FINRA and the effective date of the symbol change.

We are currently in discussions with Organovo, Inc., a Delaware corporation (“Organovo”) regarding a possible business combination involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the transaction. With the permission of Organovo and as provided herein, we have changed our name to “Organovo Holdings, Inc.” to facilitate these discussions. If the parties determine not to proceed with the business combination, we will change our name back to Real Estate Restoration and Rental, Inc. or adopt another name.

On December 28, 2011 our board of directors declared a 10.59135 for 1 forward split of our common stock in the form of a stock dividend (the “Stock Split”). The record date for the Stock Split will be on such date as approved by FINRA. As of January 17, 2012, FINRA has not approved the Stock Split and the Company has not completed the proposed Stock Split. In connection therewith Company shareholders of record as of the close of business on the record date, will receive an additional 9.59135 shares of our common stock for each share of our common stock held by them.

Limited Operating History

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash in operations of $149,672 from the period from December 15, 2009 (inception) to December 31, 2011, and has a net loss of $252,693 during that same period from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this Quarterly Report on Form 10-Q will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

For the Six Months Ended December 31, 2011

For the six months ended December 31, 2011, we had $1,677 in revenue. Expenses for the six month period totaled $68,628 resulting in a net loss of $66,951.  Expenses for the six months ended December 31, 2011 consisted of $62,097 in professional fees and $6,531 for general and administrative expenses.

For the Six Months Ended December 31, 2010

For the six months ended December 31, 2010, we had $0 in revenue. Expenses for the six month period totaled $55,546 resulting in a net loss of $55,546.  Expenses for the six months ended December 31, 2010 consisted of $49,425 in professional fees and $6,121 for general and administrative expenses.

Capital Resources and Liquidity

We raised cash to grow our business through a private placement that was completed on June 8, 2010. We anticipate receiving some revenue from the partnership with Madison Energy in 2011. To date, however, only one of the Frigitek devices has been sold and we have received a small royalty payment. We have impaired the agreement and do not anticipate receiving any further material payments on the agreement. We will seek to enter into agreements to provide our renovation and management service. In addition, during the three months ended December 31, 2011, the Company received $9,500 in loans from an unrelated party. We anticipate that we will need to seek further debt or equity investment. We have minimal cash and a working capital deficiency. Our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 1 to our unaudited condensed financial statements for the period ended December 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes and fair value of equity instruments. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Intangible Assets

In accordance with Statement FASB Accounting Standards Codification No. 350, Intangibles, Goodwill and Other, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise. Management assesses the recoverability of our long lived assets by determining whether the carrying value can be recovered through future cash flows for identifiable assets. The amount of long lived asset impairment is measured based on fair value and is charged to operations in the period in which long lived asset impairment is determined by management.  Amortization expense for the six months ended December 31, 2011 and December 31, 2010 was $0 and $797.  Amortization expense for the period of December 15, 2009 (inception) to December 31, 2011 was $2,277.  During the year ended June 30, 2011, management assessed the recoverability of our long lived assets by determining whether the carrying value can be recovered through future cash flows. Based on this assessment, management recognized an impairment of $27,723 on the intangible license agreement.

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      (Removed and Reserved).

Item 5.      Other Information.

None.

Item 6.      Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1*	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Schema
101.CAL+	XBRL Taxonomy Calculation Linkbase
101.DEF+	XBRL Taxonomy Definition Linkbase
101.LAB+	XBRL Taxonomy Label Linkbase
101.PRE+	XBRL Taxonomy Presentation Linkbase

*	In accordance with SEC Release 33-8238, exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Dated: January 17, 2012	By:	/s/ Deborah Loving
Deborah Lovig
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director