Form 10-Q
period 2012-03-31
ORGANOVO HOLDINGS, INC.
filed 2012-05-15
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-54621

Organovo Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1488943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5871 Oberlin Drive, Suite 150, San Diego, CA	(858) 550-9994
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2012, a total of 43,693,241 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Organovo Holdings Inc.

(A development stage company)

Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$10,352,507	$339,607
Inventory	337,396	291,881
Deferred financing costs	—	318,843
Prepaid expenses and other current assets	144,800	79,874

Total current assets	10,834,703	1,030,205
Fixed Assets - Net	268,886	278,208
Restricted cash	38,290
Other Assets	98,671	100,419

Total assets	$11,240,550	$1,408,832

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$440,890	$657,560
Accrued expenses	401,183	437,837
Deferred revenue	268,875	152,500
Accrued interest payable	—	24,018
Convertible notes payable, current portion	—	703,833

Total current liabilities	1,110,948	1,975,748
Warrant Liabilities	47,514,710	1,266,869

Total liabilities	$48,625,658	$3,242,617
Commitments and contingencies (Note 5)
Stockholders’ Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 43,693,241 and 22,445,254 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	43,693	22,445
Additional paid-in capital	6,343,337	4,835,326
Deficit accumulated during the development stage	(43,772,138)	(6,691,556)

Total stockholders’ deficit	(37,385,108)	(1,833,785)

Total Liabilities and Stockholders’ Deficit	$11,240,550	$1,408,832

The accompanying notes are an integral part of these condensed financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Statements of Operations

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from April 19, 2007 (Inception) through March 31, 2012
Revenues
Product	$—	$100,000	$223,500
Collaborations	120,000	73,865	883,088
Grants	—	26,924	664,112

Total Revenues	120,000	200,789	1,770,700
Cost of product revenue	—	50,584	133,607
Selling, general, and administrative expenses	901,843	243,494	3,567,881
Research and development expenses	547,287	398,664	3,745,675

Loss from Operations	(1,329,130)	(491,953)	(5,676,463)

Other Income (Expense)
Fair value of warrant liabilities in excess of proceeds received	(19,019,422)	—	(19,019,422)
Change in fair value of warrant liabilities	(13,505,819)	—	(13,512,388)
Financing transaction costs in excess of proceeds received	(2,129,500)	—	(2,129,500)
Interest expense	(1,087,453)	(53,082)	(3,405,895)
Interest income	291	—	2,298
Other expense	(9,549)	(1,550)	(30,768)

Total Other Income (Expense)	(35,751,452)	(54,632)	(38,095,675)

Net Loss	$(37,080,582)	$(546,585)	$(43,772,138)

Net loss per common share - basic and diluted	$(1.17)	$(0.04)
Weighted average shares used in computing net loss per common share - basic and diluted	31,591,663	14,881,058

The accompanying notes are an integral part of these condensed financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Statements of Stockholders’ Deficit

Period from April 19, 2007 (Inception) through March 31, 2012

			Additional	Deficit Accumulated During the Development
	Common Stock
	Shares	Amount	Paid-in Capital	Stage	Total
Balance at inception (April 19, 2007)	—	$—	$—	$—	$—
Issuance of Common stock	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—
Net Loss	—	—	—	—	—

Balance at December 31, 2007	—	$—	$—	$—	$—
Issuance of Common stock to founders	1,729,532	1,730	(1,730)	—	—
Issuance of restricted Common stock	12,627,697	12,628	(12,628)	—	—
Stock-based compensation expense	—	—	1,742	—	1,742
Net Loss	—	—	—	(97,559)	(97,559)

Balance at December 31, 2008	14,357,229	$14,358	$(12,616)	$(97,559)	$(95,817)
Issuance of restricted Common stock	130,422	130	(130)	—	—
Stock-based compensation expense	—	—	2,336	—	2,336
Net Loss	—	—	—	(872,041)	(872,041)

Balance at December 31, 2009	14,487,651	$14,488	$(10,410)	$(969,600)	$(965,522)
Issuance of restricted Common stock	219,369	219	(219)		—
Stock-based compensation expense			3,856		3,856
Net Loss				(1,338,694)	(1,338,694)

Balance at December 31, 2010	14,707,020	$14,707	$(6,773)	$(2,308,294)	$(2,300,360)
Issuance of Common stock through conversion of notes payable	7,676,828	7,677	3,482,081		3,489,758
Issuance of restricted Common stock	61,406	61	(61)	—	—
Warrants issued with convertible notes and conversion of notes	—	—	1,111,364	—	1,111,364
Beneficial conversion feature of convertible notes payable	—	—	239,700	—	239,700
Stock-based compensation expense	—	—	9,015	—	9,015
Net Loss	—	—	—	(4,383,262)	(4,383,262)

Balance at December 31, 2011	22,445,254	$22,445	$4,835,326	$(6,691,556)	$(1,833,785)
Issuance of Common stock in connection with the merger	6,000,000	6,000	(6,000)	—	—
Issuance of Common stock through private placements in connection with the merger	13,722,600	13,723	13,708,877	—	13,722,600
Costs associated with the merger	—	—	(13,722,600)	—	(13,722,600)
Issuance of Common stock through conversion of notes payable and accrued interest in connection with the merger	1,525,387	1,525	1,523,862	—	1,525,387
Stock-based compensation expense	—	—	3,872	—	3,872
Net Loss	—	—	—	(37,080,582)	(37,080,582)

Balance at March 31, 2012	43,693,241	$43,693	$6,343,337	$(43,772,138)	$(37,385,108)

The accompanying notes are an integral part of these condensed financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Statements of Cash Flows

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from April 19, 2007 (Inception) through March 31, 2012
Cash Flows From Operating Activities
Net loss	$(37,080,582)	$(546,585)	$(43,772,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	318,843	—	438,296
Depreciation and amortization	16,607	15,596	172,935
Amortization of debt discount	896,167	—	2,083,735
Interest accrued on convertible notes payable	11,616	53,082	495,392
Fair value of warrant liabilities in excess of proceeds	19,019,422	—	19,019,422
Change in fair value of warrant liabilities	13,505,819	—	13,512,388
Stock-based compensation	3,872	1,187	20,821
Warrants issued in connection with exchange agreement	—	—	527,629
Increase (decrease) in cash resulting from changes in:
Accounts receivable	—	(199,213)	—
Grants receivable	—	59,744	—
Inventory	(45,515)	(10,634)	(337,396)
Prepaid expenses and other assets	(64,926)	(14,125)	(157,932)
Accounts payable	(216,670)	61,630	440,890
Accrued expenses	(36,654)	(872)	401,183
Deferred revenue	116,375	268,423	268,875

Net cash used in operating activities	(3,555,626)	(311,767)	(6,885,900)

Cash Flows From Investing Activities
Restricted cash deposits	(38,290)	—	(38,290)
Purchases of fixed assets	(5,537)	—	(432,360)
Purchases of intangible assets	—	—	(95,000)

Net cash used in investing activities	(43,827)	—	(565,650)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	—	160,000	4,630,000
Proceeds from issuance of common stock and warrants	13,722,600	—	13,722,600
Proceeds from issuance of related party notes payable	—	—	250,000
Repayment of related party notes payable	—	(25,000)	(250,000)
Repayment of convertible notes and interest payable	(110,247)	—	(110,247)
Deferred financing costs	—	(901)	(438,296)

Net cash provided by financing activities	13,612,353	134,099	17,804,057

Net Increase (Decrease) in Cash and Cash Equivalents	10,012,900	(177,668)	10,352,507
Cash and Cash Equivalents at Beginning of Period	339,607	285,308	—

Cash and Cash Equivalents at End of Period	$10,352,507	$107,640	$10,352,507

Supplemental Disclosure of Cash Flow Information:
Interest	$10,247	$—	10,247
Income Taxes	$800	$2,400	3,200

Supplemental Disclosure of Noncash Investing and Financing Activities:

During 2008, the Company issued 1,729,532 shares of Common stock to its founders.

During 2011 and 2010 and for the period from April 19, 2007 (Inception) through December 31, 2011, the Company issued 61,406, 219,369 and 13,038,894, respectively, shares of restricted Common stock to certain employees, advisors and consultants of the Company.

During 2011 and for the period from April 19, 2007 (Inception) through December 31, 2011, the Company issued certain convertible notes payable that included warrants. The warrants and the related beneficial conversion feature, valued at $823,435 were classified as equity instruments and recorded as a discount to the carrying value of the related debt.

During 2011 and for the period from April 19, 2007 (Inception) through December 31, 2011, the Company issued warrants, valued at approximately $1,260,300, in connection with certain convertible notes payable. The warrants were recorded as a warrant liability and recorded as a discount to the carrying value related to debt.

During 2011, the Company issued 7,676,828 shares of Common stock to note holders for the conversion of Convertible Notes with a principal balance totaling $3,030,000 and accrued interest totaling $459,758.

During 2012, the Company issued 1,525,387 shares of Common stock to note holders for the conversion of Convertible Notes with a principal balance totaling $1,500,000 and accrued interest totaling $25,387.

The accompanying notes are an integral part of these condensed financial statements.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies
Nature of operations and basis of presentation

References in these notes to the unaudited condensed financial statements to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiary Organovo, Inc.

The Company has developed and is commercializing a platform technology for the generation of three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

As of March 31, 2012, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure. The Company has not realized significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The accompanying interim condensed financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with generally accepted accounting principles (“GAAP”). The balance sheet at December 31, 2011 is derived from the audited balance sheet at that date.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements included in the Company’s Form 8-K/A for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2012. Operating results for interim periods are not necessarily indicative of operating results for the Company’s 2012 fiscal year.

Merger transaction

On February 8, 2012, Organovo, Inc., a privately held Delaware corporation, merged with and into Organovo Acquisition Corp., a wholly-owned subsidiary of the Company, a publicly traded Delaware corporation, with the Organovo, Inc. surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company acquired the business of the Organovo, Inc., and will continue the existing business operations of Organovo, Inc.

Simultaneously with the Merger, on February 8, 2012 (the “closing date”), all of the issued and outstanding shares of Organovo, Inc.’s common stock converted, on a 1 for 1 basis, into shares of the Company’s Common stock, par value $0.001 per share. Also on the closing date, all of the issued and outstanding options to purchase shares of Organovo, Inc.’s common stock and other outstanding warrants to purchase Organovo, Inc.’s common stock, and all of the issued and outstanding bridge warrants to purchase shares of Organovo, Inc.’s common stock, converted, respectively, on a 1 for 1 basis, into options, warrants and new bridge warrants to purchase shares of the Company’s common stock.

Immediately following the consummation of the Merger: (i) the former security holders of Organovo, Inc. common stock had an approximate 75% voting interest in the Company and the Company stockholders retained an approximate 25% voting interest, (ii) former executive management team of Organovo, Inc. remained as the only continuing executive management team for the Company, and (iii) the Company’s ongoing operations consist solely of the ongoing operations of Organovo, Inc. Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with GAAP. As a result, these financial statements reflect the historical results of Organovo, Inc. prior to the Merger, and the combined results of the Company following the Merger. The par value of Organovo, Inc. common stock immediately prior to the Merger was $0.0001 per share. The par value subsequent to the Merger is $0.001 per share, and therefore the historical results of Organovo, Inc. prior to the Merger have been retroactively adjusted to affect the change in par value.

In connection with three separate closings of a private placement transaction completed in connection with the Merger (the “Private Placement”), the Company received gross proceeds of approximately $5,000,000, $1,800,000 and $6,900,000 on February 8, 2012, February 29, 2012 and March 16, 2012, respectively. The Company previously received $1,500,000 from the purchase of 6% convertible notes which were automatically converted into 1,500,000 shares of common stock, plus 25,387 shares for accrued interest of $25,387 on the principal, at February 8, 2012. See Note 3.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

The cash transaction costs related to the Merger were approximately $2,129,500.

Before the Merger, Organovo Holdings’ board of directors and stockholders adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of 6,553,9856 shares of the Company’s Common stock to executive officers, directors, advisory board members and employees. In addition, Organovo Holdings assumed and adopted Organovo, Inc.’s 2008 Equity Incentive Plan.

Liquidity

As of March 31, 2012, the Company had an accumulated deficit of approximately $43,772,000. The Company also had negative cash flow from operations of approximately $3,556,000 during the three months ended March 31, 2012.

On February 8, 2012, the Company received gross proceeds of approximately $5,000,000 in a private placement offering in conjunction with the Merger. On February 29, 2012 and March 16, 2012, the Company completed two additional closings of its Private Placement and received total gross proceeds of approximately $8,722,000.

The Company expects to cover its anticipated operating expenses over the next twelve months through cash on hand including the funds raised during the first quarter of 2012 through the Private Placement of its securities and funds received through collaborative agreements, and other commercial arrangements.

The Company’s ability to continue its operations is dependent upon its ability to raise additional capital through equity or debt financing, and to generate capital through collaborative research agreements and other commercial arrangements. There can be no assurance that any additional financing will be available on acceptable terms or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

Use of estimates	The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the financial statements include those assumed in computing the valuation of warrants and conversion features, revenue recognized under the proportional performance model, the valuation of stock-based compensation expense, and the valuation allowance on deferred tax assets.

Cash and cash equivalents	The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Restricted cash	As of March 31, 2012, the Company had $38,290 of restricted cash deposited with a financial institution, held in certificates of deposit to support a letter of credit agreement related to the facility lease entered into during 2012.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first out). Inventory at March 31, 2012 consisted of approximately $279,000 in finished goods and approximately $58,000 in raw materials. Inventory at December 31, 2011 consisted of approximately $235,000 in finished goods and approximately $56,900 in raw materials.

The Company provides inventory allowances based on excess or obsolete inventories determined based on anticipated use in the final product. There was no obsolete inventory reserve as of March 31, 2012 or December 31, 2011.

Deferred financing costs	As of December 31, 2011, deferred financing costs consisted of approximately $140,000 associated with the Merger transaction and approximately $179,000 associated with convertible notes as part of the private placement offering that was initiated in the fourth quarter of 2011. The deferred financing costs related to the private placement offering were amortized over the life of the convertible notes and fully amortized to expense upon conversion of the convertible notes on February 8, 2012. The deferred financing costs associated with the Merger transaction in excess of the proceeds received were expensed at the effective Merger date. As of March 31, 2012, there were no deferred financing costs.

Fixed assets and depreciation	Property and equipment are carried at cost. Expenditures that extend the life of the asset are capitalized and depreciated. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. The estimated useful life of the fixed assets range between three and ten years.

Impairment of long-lived assets	In accordance with authoritative guidance the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred in the period from inception through March 31, 2012.

Fair value measurement	Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

☐        Level 1 — Quoted prices in active markets for identical assets or liabilities.

☐        Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

☐        Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2012 and December 31, 2011, cash and cash equivalents were comprised of cash in checking accounts.

The Company used Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions (see Note 2). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to fair value of derivative liabilities.

At March 31, 2012, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at March 31, 2012

	Balance at March, 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$47,514,710	—	—	$47,514,710

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended March 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning balance at December 31, 2011	$1,266,869
Issuances	32,742,022
Adjustments to estimated fair value	13,505,819

Ending balance at March 31, 2012	$47,514,710

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

Revenue recognition

Research and Development Revenue Under Collaborative Agreements.

In December 2010, the Company entered into a 12 month research contract agreement with a third party, whereby the Company was engaged to perform research and development services on a fixed-fee basis for approximately $600,000. Based on the proportional performance criteria, the Company recognized approximately $0 and $74,000 in revenue related to the contract during three months ended March 31, 2012 and 2011, respectively. Total revenue recognized on the contract from inception through March 31, 2012 was approximately $450,000.

In October 2011, the Company entered into a research contract agreement with a third party, whereby the Company will perform research and development services on a fixed-fee basis for $1,365,000. The agreement included an initial payment to the Company of approximately $239,000, with remaining payments expected to occur over a 21-month period. During the period ended March 31, 2012, the Company recorded approximately $120,000 in revenue related to the research contract in recognition of the proportional performance achieved by the Company during the first quarter of 2012. Total revenue recognized on the contract from inception through March 31, 2012 was approximately $359,000.

NIH and U.S. Treasury Grant Revenues

During 2010, the U.S. Treasury awarded the Company two one-time grants totaling approximately $397,300 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The grants cover reimbursement for qualifying expenses incurred by the Company in 2010 and 2009. The proceeds from these grants are classified in “Revenues – Grants” for the period from inception through March 31, 2012.

During 2010 and 2009, the NHLBI, a division of the NIH, awarded the Company two research grants totaling approximately $268,000. Revenues from the NIH grants are based upon internal and subcontractor costs incurred that are specifically covered by the grant, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors and as the Company incurs internal expenses that are related to the grant. Revenue recognized under these grants for the three months ended March 31, 2012 and 2011 was approximately $0 and $27,000, respectively. Total revenue recorded under these grants from inception through March 31, 2012 was approximately $268,000.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of March 31, 2012 and December 31, 2011, the Company had approximately $268,900 and $152,500 in deferred revenue related to its collaborative research programs.

Net loss per share	Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three months ended March 31, 2012 and 2011 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 25,817,738 and 2,243,350 at March 31, 2012 and 2011, respectively.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

2. Derivative Liability

During 2012, in relation to the reverse Merger and the three offerings under the Private Placement, the Company issued 21,347,182 five-year warrants to purchase the Company’s Common stock. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant, as described below. The terms of the warrants issued in the first quarter of 2012 are the same as those issued in connection with the convertible notes in October and November 2011. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants of approximately $32,742,000 was recorded as a derivative liability on the issuance dates.

As of December 31, 2011, the Company had a warrant liability of $1,266,869 related to 1,500,000 warrants issued with Convertible Notes in the fourth quarter of 2011.

The Company revalued all of the warrants at the end of the period, and the estimated fair value of the warrant liabilities is $47,514,710 at March 31, 2012. The change in fair value of the derivative liabilities of approximately $13,505,800 is included in other expense in the 2012 statement of operations.

The derivative liabilities were valued at the closing dates of the Private Placement at March 31, 2012 using a Monte Carlo valuation model with the following assumptions:

	Closing dates		March 31, 2012
Closing price per share of common stock	$	N/A	$2.47
Exercise price per share		$1.00	$1.00
Expected volatility		105.8%-110.5%	103.5%
Risk-free interest rate		0.82%-1.07%	1.04%
Dividend yield		—	—
Remaining expected term of underlying securities (years)		5	4.90

In addition, as of the valuation dates, management assessed the probabilities of future financings assumptions in the Monte Carlo valuation models. Management also applied a discount for lack of marketability to the valuation of the derivative liabilities based on such trading restrictions due to the shares not being registered.

If, prior to the expiration date of the warrants, the Company issues additional shares of Common Stock, as defined below, without consideration or for a consideration per share less than the exercise price of the warrants in effect immediately prior to such issue, then the exercise price shall be reduced, concurrently with such issue, to a price (calculated to the nearest cent) determined by multiplying such exercise price by a fraction, (A) the numerator of which shall be (1) the number of shares of Common stock outstanding immediately prior to such issue plus (2) the number of shares of Common stock which the aggregate consideration received or to be received by the Company for the total number of additional shares of Common stock so issued would purchase at such exercise price; and (B) the denominator of which shall be the number of shares of Common stock outstanding immediately prior to such issue plus the number of such additional shares of Common stock so issued; provided that (i) all shares of Common stock issuable upon conversion or exchange of convertible securities outstanding immediately prior to such issue shall be deemed to be outstanding, and (ii) the number of shares of Common stock deemed issuable upon conversion or exchange of such outstanding convertible securities shall be determined without giving effect to any adjustments to the conversion or exchange price or conversion or exchange rate of such convertible securities resulting from the issuance of additional shares of Common stock that is the subject of this calculation. For purposes of the warrants, “additional shares of common stock” shall mean all shares of Common stock issued by the Company after the effective date (including without limitation any shares of Common stock issuable upon conversion or exchange of any convertible securities or upon exercise of any option or warrant, on an as-converted basis), other than: (i) shares of Common stock (and/or warrants for any class of equity securities of the Company) issued or issuable upon conversion or exchange of any convertible securities or exercise of any options or warrants outstanding on the effective date; (ii) shares of Common stock issued or issuable by reason of a dividend, stock split, split-up or other distribution on shares of Common stock; (iii) shares of Common stock (or options with respect thereto) issued or issuable to employees or directors of, or consultants to, the Company or any of its subsidiaries pursuant to a plan, agreement or arrangement approved by the Board of Directors of the Company; (iv) any securities issued or issuable by the Company pursuant to (A) the Private Placement; or (B) the Merger; (v) securities issued pursuant to acquisitions or strategic transactions approved by a majority of disinterested directors of the Company, provided that any such issuance shall only be to a person which is, itself or through its subsidiaries, an operating company in a business synergistic with the business of the Company and in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities and (vi) securities issued to financial institutions, institutional investors or lessors in connection with credit arrangements, equipment financings or similar transactions approved by a majority of disinterested directors of the Company, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

Upon each adjustment of the exercise price pursuant to the provisions stated above, the number of warrant shares issuable upon exercise of the warrants shall be adjusted by multiplying a number equal to the exercise price in effect immediately prior to such adjustment by the number of warrant shares issuable upon exercise of the warrant immediately prior to such adjustment and dividing the product so obtained by the adjusted exercise price.

3. Convertible Notes Payable

Convertible notes	At December 31, 2011, an unsecured $100,000 Convertible Note, with interest at 10% and a maturity date of April 2014, remained outstanding. In February 2012, at the close of the Merger, the convertible note and accrued interest of approximately $110,740 were repaid.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

Private placement

On September 18, 2011, Organovo, Inc.’s Board of Directors authorized a private placement offering of up to 30 units of its securities at a price of $50,000 per unit for an aggregate purchase price of $1,500,000. Each unit consisted of a convertible note in the principal amount of $50,000 accruing simple interest at the rate of 6% per annum (the “Convertible Notes”), plus five-year warrants to purchase 50,000 shares of the next Qualified Round of Equity Securities, at an exercise price of $1.00 per share. The principal plus accrued interest was convertible into the Company’s common stock upon consummation of the Merger.

During October and November 2011, $1,500,000 of Convertible Notes bearing interest at 6% per annum with a maturity date of March 30, 2012, and five-year warrants to purchase 1,500,000 shares of the Company’s Common stock were issued to investors under the Private Placement. The warrants are exercisable at $1.00 per share, expire in five years, and contain down-round price protection. The Convertible Notes were outstanding at December 31, 2011, and were converted into 1,525,387 units during February 2012, in connection with the Merger.

The Company determined that the warrants represent a derivative instrument due to the down-round price protection, and accordingly, the Company recorded a derivative liability related to the warrants. See Note 4. Additionally, during 2011 at issuance of the notes, the Company recorded the discount for the beneficial conversion feature of $239,700. The debt discount associated with the warrants and beneficial conversion feature were amortized to interest expense over the life of the Convertible Notes, and fully amortized upon conversion of the Convertible Notes. The Company recorded approximately $896,200 of interest expense for the amortization of the debt discount during the three months ended March 31, 2012 and approximately $1,500,000 for the period from inception through March 31, 2012.

As consideration for locating investors to participate in the Private Placement, the placement agent earned a cash payment of $195,000. Additionally, upon closing of the Merger transaction, the placement agent earned five-year warrants to purchase 610,155 shares of the Company’s Common stock at $1.00 per share. These warrants contain down round protection and were classified as derivative liabilities upon issuance. See Note 2.

Interest expense, including amortization of the note discounts, for the three months ended March 31, 2012 and 2011 was approximately $1,087,453 and $53,100, respectively. Interest expense, including amortization of the note discounts, for the period from April 19, 2007 (inception) through December 31, 2011 was approximately $3,405,895.

During 2012, concurrently with the closing of the Merger and in contemplation of the Merger, the Company completed the initial closing of the Private Placement of up to 8,000,000 units of its securities, at a price of $1.00 per unit, with the ability to increase the offering to an aggregate of up to 16,000,000 units. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock. The Company completed three closings under the Private Placement during the three months ended March 31, 2012, and raised total gross proceeds of $13,722,600 and total net proceeds of $11,593,066. The Company issued 13,722,600 shares of its Common Stock and warrants to purchase 15,247,987 shares of its Common Stock (including warrants to purchase 1,525,387 shares to former holders of the bridge notes) exercisable at $1.00 to investors in the Offering. The placement agent and its selected dealers were paid total cash commissions of $1,372,260 and the Placement Agent was paid an expense allowance of $411,678 and was issued Placement Agent warrants to purchase 6,099,195 shares of the Company’s Common Stock at an exercise price of $1.00 per share.

The warrants issued to the investors and the placement agent, as described above, contain down round protection, and accordingly, were classified as derivative liabilities upon issuance. On the closing date, the derivative liabilities were recorded at an estimated fair value of approximately $32,742,000. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $13,722,600, no net amounts were allocated to the common stock. The amount by which the recorded liabilities exceeded the proceeds of approximately $19,019,400 was charged to other expense at the closing dates. The Company has revalued the derivative liability as of March 31, 2012, and will continue to do so on each subsequent balance sheet date until the securities to which to derivative liabilities relate are exercised or expire, with any changes in the fair value. See Note 2.

Registration rights agreement

The Company entered into a registration rights agreement (each, a “Registration Rights Agreement”) with the investors in the Offering. Under the terms of the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Common Stock underlying the Units and the Common Stock that is issuable on exercise of the Investor Warrants (but not the Common Stock that is issuable upon exercise of the warrants issued as compensation to the placement agent in connection with the Offering) within 90 days from the final closing date of the Offering (the “Filing Deadline”), and shall use commercially reasonable efforts to cause the registration statement to become effective no later than 180 days after it is filed (the “Effectiveness Deadline”).

The Company agreed to use reasonable efforts to maintain the effectiveness of the registration statement through the one year anniversary of the date the registration statement is declared effective by the Securities and Exchange Commission (the “SEC”), or until Rule 144 of the 1933 Act is available to investors in the Offering with respect to all of their shares, whichever is earlier. If the Company does not meet the Filing Deadline or Effectiveness Deadline, the Company will be liable for monetary penalties equal to one-half of one percent (0.5%) of each investor’s investment in the offering at the end of every 30 day period following such Filing Deadline or Effectiveness Deadline failure until such failure is cured. The payment amount shall be prorated for partial 30 day periods. The maximum aggregate amount of payments to be made by the Company as the result of such shall be an amount equal to 6% of each investor’s investment amount. Notwithstanding the foregoing, no payments shall be owed with respect to any period during which all of the investor’s registrable securities may be sold by such investor under Rule 144 or pursuant to another exemption from registration.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

4. Stockholders’ Equity

Common stock	During February and March 2012, the Company issued 21,247,987 shares of Common stock related to the Merger. See Notes 1 and 3.

Restricted stock awards

In February 2008, four founders, including the Chief Executive Officer (“CEO”) and three directors of Organovo, Inc. received 11,779,960 shares of restricted Common stock, 25% vesting after the first year and the remaining 75% vesting in equal quarterly portions over the following three years.

From 2008 through December 31, 2011, Organovo, Inc. issued a total of 1,258,934 shares of restricted Common stock to various employees, advisors, and consultants of Organovo, Inc. 1,086,662 of those shares were issued under the 2008 Equity Incentive Plan and the remaining 172,272 shares were issued outside the plan. No restricted stock was issued during the three months ended March 31, 2012.

A summary of the Company’s restricted stock award activity is as follows:

Number of Shares
Unvested at December 31, 2007	—
Granted	12,627,697
Vested	(65,211)
Canceled / forfeited	—

Unvested at December 31, 2008	12,562,486
Granted	130,422
Vested	(5,373,004)
Canceled / forfeited	—

Unvested at December 31, 2009	7,319,904
Granted	219,369
Vested	(3,256,191)
Canceled / forfeited	—

Unvested at December 31, 2010	4,283,082
Granted	61,406
Vested	(3,233,193)
Canceled / forfeited	—

Unvested at December 31, 2011	1,111,295
Granted	—
Vested	(446,745)
Canceled / forfeited	—

Unvested at March 31, 2012	664,550

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

The fair value of each restricted Common stock award is recognized as stock-based expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $430 and $1,200 for the three months ended March 31, 2012 and 2011, respectively. The Company recorded stock-based compensation expense of approximately $14,400 for the period from April 19, 2007 (inception) through March 31, 2012.

As of March 31, 2012, total unrecognized stock-based compensation expense was approximately $1,370, which will be recognized over a weighted average period of less than one year.

Stock options

Under the 2008 Equity Incentive Plan, on October 12, 2011, Organovo, Inc. granted an officer incentive stock options to purchase 896,256 shares of Common stock at an exercise price of $0.08 per share, a quarter of which will vest on the one year anniversary of employment, in May 2012, and the remaining options will vest ratably over the remaining 36 month term. No other options have been issued under the Plan and after the October 2011 grant, no additional issuances are authorized under the 2008 plan.

The following table summarizes stock option activity for the three months ended March 31, 2012:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2011	896,256	$0.08
Options Granted	—	—
Options Canceled	—	—
Options Exercised	—	—

Outstanding at March 31, 2012	896,256	$0.08

Vested and Exercisable at March 31, 2012	—	$0.08

No stock options were granted during the three months ended March 31, 2012 and 2011.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

The total employee stock-based compensation recorded as operating expenses was approximately $3,400 for the three months ended March 31, 2012 and $6,400 for the period from April 19, 2007 (inception) through March 31, 2012.

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2012 was approximately $44,600, and the weighted average period over which these grants are expected to vest is 3.2 years

Warrants

During 2011, Organovo, Inc. issued warrants to purchase 2,909,750 shares of its Common stock. These warrants are immediately exercisable at $1.00 per share, and have remaining terms of approximately 4.8 years. None of the warrants were exercised as of December 31, 2011. See Notes 2 and 3.

During the three months ended March 31, 2012, the Company issued warrants to purchase 21,347,182 shares of its Common stock. These warrants are immediately exercisable at $1.00 per share, and have remaining terms of approximately 4.8 years. None of the warrants were exercised as of March 31, 2012. See Note 2.

Common stock reserved for future issuance	Common stock reserved for future issuance consisted of the following at March 31, 2012:

Common stock warrants outstanding	24,256,932
Common stock options outstanding under the 2008 Plan	896,256
Common stock warrants held for convertible debt issuance	—

Total	25,153,188

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

5. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space under non-cancelable operating leases. The Company records rent expense on a straight-line basis over the life of the lease and records the excess of expense over the amounts paid as deferred rent.

Rent expense was approximately $60,200 and $26,900 for the three months ended March 31, 2012 and 2011, respectively. Rent expense was approximately $384,800 for the period from April 19, 2007 (inception) through March 31, 2012.

The Company entered into a new facilities lease at 6275 Nancy Ridge Drive, San Diego, CA 92121. The lease was signed on February 27, 2012 with target occupancy of July 15, 2012. The base rent under the lease is approximately $38,800 per month with 3% annual escalators. The lease term is 48 months with an option for the Company to extend the lease at the end of the lease term.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2012	$303,229
2013	466,170
2014	466,170
2015	466,170
2016	252,500

Total	$1,954,239

6. Concentrations

Credit risk	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at various financial institutions primarily located in San Diego. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. At times, balances may exceed federally insured limits. The Company has not experienced losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Form 8-K/A for the year ended December 31, 2011, as amended. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those we detailed under “Risk Factors” in Item 2.01 of our Form 8-K/A, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Basis of Presentation

References in this section to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiary Organovo, Inc.

On February 8, 2012, Organovo, Inc., a privately held Delaware corporation, merged with and into Organovo Acquisition Corp., a wholly-owned subsidiary of Organovo Holdings, Inc., with Organovo, Inc. surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company acquired the business of Organovo, Inc., and will continue the existing business operations of Organovo, Inc.

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the SEC instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for our fiscal year ended December 31, 2011, filed with the SEC on Form 8-K/A on May 11, 2012 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Overview

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through 2011 were devoted primarily to developing a platform technology for the generation of three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

As of March 31, 2012, Organovo, Inc. had devoted substantially all of its efforts to product development, raising capital and building infrastructure. Organovo, Inc. did not, as of that date, realize significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, valuation of long-lived assets and warrant liability, share-based compensation and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

For further information, refer to the Company’s audited financial statements and notes thereto included in the Current Report on Form 8-K/A for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2012 (the “Current Report”) .

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Revenues

First quarter 2012 total revenues of $120,000 were $80,789, or 40%, below first quarter 2011 revenues of $200,789. Collaborative research revenues of $120,000 increased $46,135, or 62%, over the same period of prior year of $73,865. That growth was more than offset by no grant or product revenues in the first quarter of 2012, versus prior year, same period grant revenues of $26,924, and product revenues of $100,000. Revenue is expected to fluctuate between periods as the Company is in the development stage.

Operating Expenses

Overview

Operating expenses increased approximately $806,972, or 126%, in the first quarter of 2012 over the same period in 2011, from $642,158 in 2011 to $1,449,130 in 2012. Most significantly, relative to the same period in the prior year, the Company invested in infrastructure and outside services to support its transition from private ownership to a publicly owned and traded corporation. As expected in such transition, incremental initiatives were established in investor outreach, corporate governance, and SEC financial reporting including the need for audited financial statements. Non-payroll, non-audit related incremental public company expenses incurred in the first quarter of 2012 over the same period in 2011, were approximately $275,000, or approximately 34% of total incremental spending. Fees paid to our independent accounting firm to audit our financial statements were $139,000 in the first three months of 2012, representing approximately 17% of incremental spending over the first quarter 2011. Moreover, the Company invested in building its executive, research, and development staff, increasing first quarter 2012 payroll related expenses by $145,528, or 58%, over the same period 2011, from $250,399 to $395,927. Payroll related expenses accounted for approximately 18% of total year-to-year increase in operating expenses. The remaining incremental spending, period to period, were from numerous sources less significant than the foregoing. Executive search fees totaled $83,000, legal expenses related to licensing activity increased $43,000, newly established fees paid to our non-employee board members were approximately $35,000, and additional space was rented to accommodate our growing administrative and research staff at an incremental cost of $33,000 over the first quarter 2011.

Research and Development Expenses

First quarter 2012 research and development expenses increased by $148,623, or 37%, over the first quarter 2011 expenses of $398,664 to $547,287 as the Company increased its research staff to accommodate obligations under certain collaborative research agreements and to expand product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from four scientists, engineers and research associates at the three months ended March 31, 2011 to eleven in the same period 2012. Those staff additions yielded decreased consulting expenses by approximately $35,000 from the first quarter 2011 consulting expenses of $64,712. Those savings were offset by the Company incurring $61,457 in incremental executive search expenses during the first quarter 2012. In addition, laboratory supplies expenses increased from approximately $32,000 in the first quarter of 2011 to approximately $95,000 in the same period 2012, an increase of $63,000. That increase was related to purchases in support of our collaborative research conducted under our agreements.

General and Administrative Expenses

First quarter 2012 general and administrative expenses of $901,843 increased $658,349, or 270%, over same period 2011 expenses of $243,494. Expense increases were primarily driven by the Company’s transition from operating in a private environment to operating in a publicly traded environment. Expanded staff increased payroll and facilities expenses in 2012 over 2011 levels. Payroll related expenses increased from $76,917 in the first quarter 2011 to $236,266 for the same period 2012, an increase of $159,349 or 207%. The increase was primarily due to the addition of accounting staff to meet the expanded needs of operating in a publicly traded environment. In addition, the Board of Directors increased the base salary of our Chief Executive Officer from $220,000 per annum to $302,500. At March 31, 2011 the base salary of our CEO was $110,000. The 2012 adjustment, while large relative to the first quarter 2011 base rate, is in the lowest quartile of base salaries of peer companies as measured by an independent compensation expert retained by the board to access executive compensation. First quarter 2012 audit related expenses were approximately $139,000, whereas there were no audit related expenses during the same period 2011. Approximately $275,000 in other public company expenses were incurred in the first quarter of 2012 due to multiple reasons including increases to investor relations spending, financial printing, fees for non-employee Board members, rent and utilities, legal expenses, information technology investments in hardware, software and consulting services, and travel.

Other Income (Expense)

The $35,696,820 increase in other expenses for the three month period ending March 31, 2012 over the same period of the prior year, was essentially due to the non-cash transaction costs associated with the first quarter 2012 Private Placement. During the first quarter of 2012 we incurred costs due to the placement agent for the first quarter Private Placement fees of $1,617,629 and reimbursed expenses and legal fees of $166,310. In addition, we issued warrants to purchase 6,099,195 shares of our common stock to the placement agent and warrants to purchase 15,247,987 of our common stock to investors in the Private Placement. The warrants issued to the placement agent and Private Placement investors were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. We will revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivatives liabilities relate are exercised or expire. The fair value of warrant liabilities in excess of proceeds received was $19,019,422, while the change in fair value of warrant liabilities was $13,505,819. Financing transaction costs in excess of proceeds received was $2,129,500, and our interest expense was $1,087,453. The first quarter 2012 interest expense was primarily related to non-cash components including accretion of debt discounts and amortization of deferred financing costs.

Various factors are considered in the pricing models we use to value the warrants, including the company’s current stock price, the remaining life of the warrants, the volatility of the company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to research and development, business planning, raising capital, recruiting management and technical staff, and acquiring operating assets. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company incurred negative cash flows from operations. As of March 31, 2011, the Company had cash and cash equivalents of $339,607 and an accumulated deficit of $1,833,785. The Company also had negative cash flow from operations of $311,767 during the quarter ended March 31, 2011. At March 31, 2012, the Company had cash of $10,352,507 and an accumulated deficit of $37,385,108.

At March 31, 2012, the Company had total current assets of $10,834,703 and current liabilities of $1,110,948, resulting in working capital of $9,723,755. At March 31, 2011, we had total current assets of $1,030,205 and current liabilities of $1,975,748, resulting in a working capital deficit of $945,543.

Net cash used by operating activities for the quarter ended March 31, 2012 was $3,555,626. The Company raised approximately $13.7 million in gross proceeds from the sale of common stock and warrants, and $120,000 in revenue during the quarter.

Net cash used by operating activities for the quarter ended March 31, 2011 was $311,767. In the quarter ended March 31, 2011, the Company raised $200,789 in cash receipts from product sales, collaborative research agreements, and government grants.

We believe our cash and cash equivalents on hand as of March 31, 2012, together with amounts to be received from grants and our collaborate research agreements, should be sufficient to fund our ongoing operations as currently planned for at least the next 12 months. The Company has financed its operations primarily through the sale of common stock and convertible notes, and through revenue derived from grants or collaborative research agreements. The Company expects to cover its anticipated operating expenses through cash on hand, through additional financing from existing and prospective investors, and from revenue derived from collaborative research agreements.

The Company may need additional capital to further fund product development and commercialization of its human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs or relinquish some or even all of our licensed intellectual property. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of March 31, 2012, the Company had 43,693,241 total issued and outstanding shares of Common Stock, and five year warrants for the opportunity to purchase an additional 24,256,932 shares of Common Stock at $1.00 per share. If all warrants were exercised on a cash basis, the Company would realize an additional $24,256,932 in gross proceeds.

The 2012 Equity Incentive Plan provides for the issuance of up to 6,553,986 shares, or approximately 15% of our outstanding Common Stock, to executive officers, directors, advisory board members and employees. In aggregate issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2012 incentive plan total 74,504,159 shares of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the underlying securities are registered, and/or all restrictions on trading, if any, are removed, and in either case the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants.

Effect of Inflation and Changes in Prices

Management does not believe that inflation and changes in price will have a material effect on the Company’s operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the quarterly period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We do not have any ongoing legal proceedings at this time.

Item 1A.	RISK FACTORS.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in the Company’s Current Report on Form 8-K/A for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2012 (the “Current Report”). There have been no material changes from the risk factors as previously disclosed in our Current Report. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in our Current Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all equity securities issued by the Company during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act, except that the Company granted incentive stock options to purchase shares of the Company’s common stock under the 2012 Plan to the following executive officers:

Executive	Grant Date	Stock Options
Barry D. Michaels Chief Financial Officer	April 18, 2012	62,500
Sharon Collins Presnell Chief Technical Officer	April 18, 2012	175,000

The stock options will become exercisable over four (4) years. Twenty five percent of the options are exercisable at the 12 month anniversary of the Grant Date, the remainder of the shares exercisable in twelve (12) equal quarterly installments measured from the 12 month anniversary of the Grant Date. The exercise price for the shares was set at $2.25 per share, the closing price of the Company’s common stock on the Grant Date. Exercisability of the stock options is conditioned upon the executive’s continued employment from the Grant Date through the applicable exercisability dates.

The issuances of the stock options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule. The recipients of such options and common stock are employees of the Company and received the securities under the 2012 Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, to information about the Company.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibit No,	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 8, 2012, by and among Organovo Holdings, Inc. a Delaware corporation, Organovo Acquisition Corp., a Delaware corporation and Organovo, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.2	Certificate of Merger as filed with the Delaware Secretary of State effective February 8, 2012 (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.3	Articles of Merger as filed with the Nevada Secretary of State effective December 28, 2011 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2012 (the “February 2012 Form 8-K”)

2.4	Agreement and Plan of Merger, dated as of December 28, 2011, by and between Real Estate Restoration and Rental, Inc. and Organovo Holdings, Inc. (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2012)

2.5	Certificate of Merger as filed with the Delaware Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.3 to the February 2012 Form 8-K)

2.6	Agreement and Plan of Merger, dated as of January 30, 2012, by and between Organovo Holdings, Inc. (Nevada) and Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 2.2 to the February 2012 Form 8-K)

2.7	Articles of Merger as filed with the Nevada Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.4 to the February 2012 Form 8-K)

3.1(i)	Articles of Incorporation of Real Estate Restoration and Rental, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s registration statement (SEC File No. 333-169928) on Form S-1, as filed with the SEC on October 13, 2010

3.1(ii)	Certificate of Incorporation, Certificate of Change of Registered Agent and/or Registered Office, Certificate of Correction, and Certificate of Amendment of Certificate of Incorporation, each of Organovo, Inc., as filed with the Secretary of State of the State of Delaware on April 19, 2007, January 30, 2009, July 29, 2010, and September 28, 2011 respectively (incorporated by reference from Exhibit 3.1(ii) to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, as filed with the SEC on March 30, 2012)

3.1(iii)	Certificate of Incorporation of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.1 to the February 2012 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information included herewith is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS,INC.

Date: May 15, 2012	By:	/s/ Keith Murphy
Name: Keith Murphy
Title: Chairman, Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer)

/s/ Barry Michaels
Name: Barry Michaels
Title: Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)