Form 10-Q
period 2012-06-30
ORGANOVO HOLDINGS, INC.
filed 2012-08-14
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-54621

Organovo Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1488943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6275 Nancy Ridge Drive, Suite 110, San Diego, CA	(858) 550-9994
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

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

As of June 30, 2012, a total of 43,772,483 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Organovo Holdings, Inc.

Organovo Holdings Inc.

(A development stage company)

Condensed Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$8,469,312	$339,607
Inventory	527,246	291,881
Deferred financing costs	—	318,843
Prepaid expenses and other current assets	204,488	79,874

Total current assets	9,201,046	1,030,205
Fixed Assets - Net	323,153	278,208
Restricted Cash	88,290	—
Other Assets	96,923	100,419

Total assets	$9,709,412	$1,408,832

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$259,518	$657,560
Accrued expenses	406,371	437,837
Deferred revenue	223,117	152,500
Accrued interest payable	—	24,018
Convertible notes payable, current portion	—	703,833

Total current liabilities	889,006	1,975,748
Warrant Liabilities	80,577,988	1,266,869

Total liabilities	$81,466,994	$3,242,617

Commitments and Contingencies (Note 5)
Stockholders’ Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 43,772,483 and 22,445,254 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	43,773	22,445
Additional paid-in capital	7,355,924	4,835,326
Deficit accumulated during the development stage	(79,157,279)	(6,691,556)

Total stockholders’ deficit	(71,757,582)	(1,833,785)

Total Liabilities and Stockholders’ Deficit	$9,709,412	$1,408,832

The accompanying notes are an integral part of these condensed financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Statements of Operations

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from April 19, 2007 (Inception) through June 30, 2012
Revenues
Product	$—	$—	$—	$100,000	$223,500
Collaborations	258,975	143,375	378,975	217,740	1,142,063
Grants	—	30,000	—	56,924	664,112

Total Revenues	258,975	173,375	378,975	374,664	2,029,675
Cost of product revenue	—	—		50,584	133,607
Selling, general, and administrative expenses	1,056,066	335,946	1,957,909	579,440	4, 623,946
Research and development expenses	652,568	311,066	1,199,855	709,730	4,398,243

Loss from Operations	(1,449,659)	(473,637)	(2,778,789)	(965,090)	(7,126,121)

Other Income (Expense)
Fair value of warrant liabilities in excess of proceeds received	—	—	(19,019,422)	—	(19,019,422)
Change in fair value of warrant liabilities	(33,937,175)	—	(47,442,994)	—	(47,449,563)
Financing transaction costs in excess of proceeds received	—	—	(2,129,500)	—	(2,129,500)
Interest expense	—	(58,843)	(1,087,453)	(111,925)	(3,405,895)
Interest income	1,692	—	1,984	—	3,990
Other expense	—	—	(9,549)	(1,550)	(30,768)

Total Other Income (Expense)	(33,935,483)	(58,843)	(69,686,934)	(113,475)	(72,031,158)

Net Loss	$(35,385,142)	$(532,480)	$(72,465,723)	$(1,078,565)	$(79,157,279)

Net loss per common share - basic and diluted	$(0.82)	$(0.05)	$(1.96)	$(0.10)
Weighted average shares used in computing net loss per common share - basic and diluted	43,029,026	11,546,910	36,974,745	11,175,474

The accompanying notes are an integral part of these condensed financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Statements of Stockholders’ Deficit

Period from April 19, 2007 (Inception) through June 30, 2012

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance at Inception (April 19, 2007)	—	$—	$—	$—	$—
Issuance of Common stock	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—
Net Loss	—	—	—	—	—

Balance at December 31, 2007	—	$—	$—	$—	$—
Issuance of Common stock to founders	1,729,532	1,730	(1,730)	—	—
Issuance of restricted Common stock	12,627,697	12,628	(12,628)	—	—
Stock-based compensation expense	—	—	1,742	—	1,742
Net Loss	—	—	—	(97,559)	(97,559)

Balance at December 31, 2008	14,357,229	$14,358	$(12,616)	$(97,559)	$(95,817)
Issuance of restricted Common stock	130,422	130	(130)	—	—
Stock-based compensation expense	—	—	2,336	—	2,336
Net Loss	—	—	—	(872,041)	(872,041)

Balance at December 31, 2009	14,487,651	$14,488	$(10,410)	$(969,600)	$(965,522)
Issuance of restricted Common stock	219,369	219	(219)	—	—
Stock-based compensation expense	—	—	3,856	—	3,856
Net Loss	—	—	—	(1,338,694)	(1,338,694)

Balance at December 31, 2010	14,707,020	$14,707	$(6,773)	$(2,308,294)	$(2,300,360)
Issuance of Common stock through conversion of notes payable	7,676,828	7,677	3,482,081	—	3,489,758
Issuance of restricted Common stock	61,406	61	(61)	—	—
Warrants issued with convertible notes and conversion of notes	—	—	1,111,364	—	1,111,364
Beneficial conversion feature of convertible notes payable	—	—	239,700	—	239,700
Stock-based compensation expense	—	—	9,015	—	9,015
Net Loss	—	—	—	(4,383,262)	(4,383,262)

Balance at December 31, 2011	22,445,254	$22,445	$4,835,326	$(6,691,556)	$(1,833,785)
Issuance of Common stock in connection with the merger	6,000,000	6,000	(6,000)	—	—
Issuance of Common stock through private placements in connection with the merger	13,722,600	13,723	13,708,877	—	13,722,600
Costs associated with the merger	—	—	(13,722,600)	—	(13,722,600)
Issuance of Common stock through conversion of notes payable and accrued interest in connection with the merger	1,525,387	1,525	1,523,862	—	1,525,387
Issuance of Common stock from warrant exercises	137,584	138	99,862	—	100,000
Warrant liability removed due to exercise of warrants	—	—	873,897	—	873,897
Restricted stock forfeitures	(58,342)	(58)	58		—
Stock-based compensation expense	—	—	42,642	—	42,642
Net Loss	—	—	—	(72,465,723)	(72,465,723)

Balance at June 30, 2012	43,772,483	$43,773	$7,355,924	$(79,157,279)	$(71,757,582)

The accompanying notes are an integral part of these condensed financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from April 19, 2007 (Inception) through June 30, 2012
Cash Flows From Operating Activities
Net loss	$(72,465,723)	$(1,078,565)	$(79,157,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	318,843	—	438,296
Depreciation and amortization	38,728	32,430	195,056
Amortization of debt discount	896,167	—	2,083,735
Interest accrued on convertible notes payable	11,616	111,925	495,392
Fair value of warrant liabilities in excess of proceeds	19,019,422	—	19,019,422
Change in fair value of warrant liabilities	47,442,994	—	47,449,563
Stock-based compensation	42,642	1,882	59,591
Warrants issued in connection with exchange agreement	—	—	527,629
Increase (decrease) in cash resulting from changes in:
Accounts receivable	—	—	—
Grants receivable	—	59,744	—
Inventory	(235,365)	(93,717)	(527,246)
Prepaid expenses and other assets	(124,614)	(10,835)	(217,620)
Accounts payable	(398,042)	213,828	259,518
Accrued expenses	(31,467)	28,918	406,371
Deferred revenue	70,618	125,048	223,117

Net cash used in operating activities	(5,414,181)	(609,342)	(8,744,455)

Cash Flows From Investing Activities
Restricted cash deposits	(88,290)	—	(88,290)
Purchases of fixed assets	(80,177)	(9,286)	(507,000)
Purchases of intangible assets	—	(65,000)	(95,000)

Net cash used in investing activities	(168,467)	(74,286)	(690,290)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	—	298,700	4,630,000
Proceeds from issuance of common stock and warrants	13,822,600	—	13,822,600
Proceeds from issuance of related party notes payable	—	150,000	250,000
Repayment of related party notes payable	—	(25,000)	(250,000)
Repayment of convertible notes and interest payable	(110,247)	—	(110,247)
Deferred financing costs	—	(6,415)	(438,296)

Net cash provided by financing activities	13,712,353	417,285	17,904,057

Net Increase (Decrease) in Cash and Cash Equivalents	8,129,705	(266,343)	8,469,312
Cash and Cash Equivalents at Beginning of Period	339,607	285,308	—

Cash and Cash Equivalents at End of Period	$8,469,312	$18,965	$8,469,312

Supplemental Disclosure of Cash Flow Information:
Interest	$10,247	—	10,247
Income Taxes	$800	$2,400	3,200

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

As of June 30, 2012, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure. The Company has not realized significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

Simultaneously with the Merger, on February 8, 2012 (the “closing date”), all of the issued and outstanding shares of Organovo, Inc.’s common stock converted, on a 1 for 1 basis, into shares of the Company’s Common stock, par value $0.001 per share. Also, on the closing date, all of the issued and outstanding options to purchase shares of Organovo, Inc.’s common stock and other outstanding warrants to purchase Organovo, Inc.’s common stock, and all of the issued and outstanding bridge warrants to purchase shares of Organovo, Inc.’s common stock, converted, respectively, on a 1 for 1 basis, into options, warrants and new bridge warrants to purchase shares of the Company’s common stock.

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

Before the Merger, Organovo Holdings’ board of directors and stockholders adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of 6,553,986 shares of the Company’s Common stock to executive officers, directors, advisory board members and employees. In addition, Organovo Holdings assumed and adopted Organovo, Inc.’s 2008 Equity Incentive Plan.

Liquidity

As of June 30, 2012, the Company had an accumulated deficit of approximately $79,157,000. The Company also had negative cash flow from operations of approximately $5,414,000 during the six months ended June 30, 2012.

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

Use of estimates	The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the financial statements include those assumed in computing the valuation of warrants and conversion features, revenue recognized under the proportional performance model, the valuation of stock-based compensation expense, and the valuation allowance on deferred tax assets.

Cash and cash equivalents	The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Restricted cash	As of June 30, 2012, the Company had $88,290 of restricted cash deposited with a financial institution, $38,290 is held in certificates of deposit to support a letter of credit agreement related to the facility lease entered into during 2012. The additional $50,000 is held by the financial institution as a guarantee for the Company’s commercial credit cards.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first out). Inventory at June 30, 2012 consisted of approximately $440,300 in finished goods and approximately $86,900 in raw materials. Inventory at December 31, 2011 consisted of approximately $235,000 in finished goods and approximately $56,900 in raw materials.

The Company provides inventory allowances based on excess or obsolete inventories determined based on anticipated use in the final product. There was no obsolete inventory reserve as of June 30, 2012 or December 31, 2011.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

Deferred financing costs	As of December 31, 2011, deferred financing costs consisted of approximately $140,000 associated with the Merger transaction and approximately $179,000 associated with convertible notes as part of the private placement offering that was initiated in the fourth quarter of 2011. The deferred financing costs related to the private placement offering were amortized over the life of the convertible notes and fully amortized to expense upon conversion of the convertible notes on February 8, 2012. The deferred financing costs associated with the Merger transaction in excess of the proceeds received were expensed at the effective Merger date. As of June 30, 2012, there were no deferred financing costs.

Fixed assets and depreciation	Property and equipment are carried at cost. Expenditures that extend the life of the asset are capitalized and depreciated. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. The estimated useful life of the fixed assets range between three and ten years.

Impairment of long-lived assets	In accordance with authoritative guidance the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred in the period from inception through June 30, 2012.

Fair value measurement	Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•        Level 1 — Quoted prices in active markets for identical assets or liabilities.

•        Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•        Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2012 and December 31, 2011, cash and cash equivalents were comprised of cash in checking accounts.

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

At June 30, 2012, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at June 30, 2012

	Balance at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$80,577,988	—	—	$80,577,988

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended June 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning Balance at December 31, 2011	$1,266,869
Issuances	32,742,022
Adjustments to estimated fair value	47,442,994
Warrant liability removal due to settlements	(873,897)

Ending Balance at June 30, 2012	$80,577,988

Revenue recognition

Research and Development Revenue Under Collaborative Agreements.

In December 2010, the Company entered into a 12 month research contract agreement with a third party, whereby the Company was engaged to perform research and development services on a fixed-fee basis for approximately $600,000. Based on the proportional performance criteria, the Company recognized approximately $0 and $0 and $143,000 and $217,400 in revenue related to the contract during three and six months ended June 30, 2012 and 2011, respectively. Total revenue recognized on the contract from inception through June 30, 2012 was approximately $450,000.

In October 2011, the Company entered into a research contract agreement with a third party, whereby the Company will perform research and development services on a fixed-fee basis for $1,365,000. The agreement included an initial payment to the Company of approximately $239,000, with remaining payments expected to occur over a 21-month period. During the three and six months ended June 30, 2012, the Company recorded approximately $259,000 and 379,000, respectively, in revenue related to the research contract in recognition of the proportional performance achieved by the Company. Total revenue recognized on the contract from inception through June 30, 2012 was approximately $618,000.

NIH and U.S. Treasury Grant Revenues

During 2010, the U.S. Treasury awarded the Company two one-time grants totaling approximately $397,300 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The grants cover reimbursement for qualifying expenses incurred by the Company in 2010 and 2009. The proceeds from these grants are classified in “Revenues – Grants” for the period from inception through June 30, 2012.

During 2010 and 2009, the NHLBI, a division of the NIH, awarded the Company two research grants totaling approximately $268,000. Revenues from the NIH grants are based upon internal and subcontractor costs incurred that are specifically covered by the grant, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors and as the Company incurs internal expenses that are related to the grant. Revenue recognized under these grants for the three and six months ended June 30, 2012 and 2011 was approximately $0 and $0 and $30,000 and $57,000, respectively. Total revenue recorded under these grants from inception through June 30, 2012 was approximately $268,000.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2012 and December 31, 2011, the Company had approximately $223,000 and $152,500 in deferred revenue related to its collaborative research programs.

Net loss per share	Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three and six months ended June 30, 2012 and 2011 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 25,889,485 and 5,200,820 as of June 30, 2012 and 2011, respectively.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

2. Derivative Liability

During 2012, in relation to the reverse Merger and the three offerings under the Private Placement, the Company issued 21,347,182 five-year warrants to purchase the Company’s Common stock. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant, as described below. The terms of the warrants issued in the first quarter of 2012 are the same as those issued in connection with the convertible notes in October and November of 2011. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants of approximately $32,742,000 was recorded as a derivative liability on the issuance dates.

As of December 31, 2011, the Company had a warrant liability of $1,266,869 related to 1,500,000 warrants issued with Convertible Notes in the fourth quarter of 2011.

The Company revalued all of the warrants at the end of the period, and the estimated fair value of the outstanding warrant liabilities is $80,577,988 at June 30, 2012. The change in fair value of the derivative liabilities of approximately $47,442,994 is included in other expense in the 2012 statement of operations.

During June 2012, 100,000 of these warrants that are classified as derivative liabilities were exercised. The warrants were revalued as of the settlement date, and the change in fair value was recognized to earnings. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date, with a corresponding increase in additional paid-in capital.

The derivative liabilities were valued at the closing dates of the Private Placement and at March 31 and June 30 of 2012 using a Monte Carlo valuation model with the following assumptions:

	Closing dates		March 31, 2012	June 30, 2012
Closing price per share of common stock	$	N/A	$2.47	$3.99
Exercise price per share		$1.00	$1.00	$1.00
Expected volatility		105.8%-110.5%	103.5%	102.9%
Risk-free interest rate		0.82%-1.07%	1.04%	0.72%
Dividend yield		—	—	—
Remaining expected term of underlying securities (years)		5	4.90	4.80

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

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

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

3. Convertible Notes Payable

Convertible notes	At December 31, 2011, an unsecured $100,000 Convertible Note, with interest at 10% and a maturity date of April 2014, remained outstanding. In February 2012, at the close of the Merger, the convertible note and accrued interest in the aggregate of approximately $110,000 were repaid.

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

The Company determined that the warrants represent a derivative instrument due to the down-round price protection, and accordingly, the Company recorded a derivative liability related to the warrants. See Note 4. Additionally, upon issuance of the notes during 2011, the Company recorded the discount for the beneficial conversion feature of $239,700. The debt discount associated with the warrants and beneficial conversion feature were amortized to interest expense over the life of the Convertible Notes, and fully amortized upon conversion of the Convertible Notes. The Company recorded approximately $0 and $896,200 of interest expense for the amortization of the debt discount during the three and six months ended June 30, 2012, respectively, and approximately $1,500,000 for the period from inception through June 30, 2012.

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

Interest expense, including amortization of the note discounts, for the three and six months ended June 30, 2012 and 2011 was approximately $0 and $1,087,500 and $58,800 and $111,900, respectively. Interest expense, including amortization of the note discounts, for the period from April 19, 2007 (inception) through June 30, 2012 was approximately $3,405,900.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

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

The warrants issued to the investors and the placement agent, as described above, contain down round protection, and accordingly, were classified as derivative liabilities upon issuance. On the closing date, the derivative liabilities were recorded at an estimated fair value of approximately $32,742,000. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $13,722,600, no net amounts were allocated to the common stock. The amount by which the recorded liabilities exceeded the proceeds of approximately $19,019,400 was charged to other expense at the closing dates. The Company has revalued the derivative liability as of June 30, 2012, and will continue to do so on each subsequent balance sheet date until the securities to which to derivative liabilities relate are exercised or expire, with any changes in the fair value recognized through earnings in the statement of operations. See Note 2.

Registration rights agreement

The Company entered into a registration rights agreement (each, a “Registration Rights Agreement”) with the investors in the Offering. Under the terms of the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Common Stock underlying the Units and the Common Stock that is issuable on exercise of the Investor Warrants (but not the Common Stock that is issuable upon exercise of the warrants issued as compensation to the placement agent in connection with the Offering) within 90 days from the final closing date of the Offering (the “Filing Deadline”). The Company filed the registration statement on June 13, 2012. The registration statement became effective during July 2012.

The Company agreed to use reasonable efforts to maintain the effectiveness of the registration statement through the one year anniversary from the date the registration statement was declared effective by the Securities and Exchange Commission (the “SEC”), or until Rule 144 of the 1933 Act is available to investors in the Offering with respect to all of their shares, whichever is earlier. If the Company had not met the Effectiveness Deadline, the Company would have been liable for monetary penalties equal to one-half of one percent (0.5%) of each investor’s investment in the offering at the end of every 30 day period following such Effectiveness Deadline failure until such failure was cured. No payments shall be owed with respect to any period during which all of the investor’s registrable securities may be sold by such investor under Rule 144 or pursuant to another exemption from registration.

4. Stockholders’ Equity

Common stock	During February and March 2012, the Company issued 21,247,987 shares of Common stock related to the Merger. See Notes 1 and 3. During June 2012, the Company issued 137,548 shares of common stock upon exercise of 145,000 warrants.

Restricted stock awards

In February 2008, four founders, including the Chief Executive Officer (“CEO”) and three directors of the Company received 11,779,960 shares of restricted Common stock, 25% vesting after the first year and the remaining 75% vesting in equal quarterly portions over the following three years.

From 2008 through December 31, 2011, the Company issued a total of 1,258,934 shares of restricted Common stock to various employees, advisors, and consultants of the Company. 1,086,662 of those shares were issued under the 2008 Equity Incentive Plan and the remaining 172,272 shares were issued outside the plan. No restricted stock was issued during the six months ended June 30, 2012. There were 58,342 shares of restricted stock cancelled during the three and six months ended June 30, 2012.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

A summary of the Company’s restricted stock award activity is as follows:

Number of Shares
Unvested at December 31, 2007	—
Granted	12,627,697
Vested	(65,211)
Canceled / forfeited	—

Unvested at December 31, 2008	12,562,486
Granted	130,422
Vested	(5,373,004)
Canceled / forfeited	—

Unvested at December 31, 2009	7,319,904
Granted	219,369
Vested	(3,256,191)
Canceled / forfeited	—

Unvested at December 31, 2010	4,283,082
Granted	61,406
Vested	(3,233,193)
Canceled / forfeited	—

Unvested at December 31, 2011	1,111,295
Granted	—
Vested	(477,315)
Canceled / forfeited	(58,342)

Unvested at June 30, 2012	575,638

The fair value of each restricted Common stock award is recognized as stock-based expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $190 and $620 and $1,200 and $1,890 for the three and six months ended June 30, 2012 and 2011, respectively. The Company recorded stock-based compensation expense of approximately $14,590 for the period from April 19, 2007 (inception) through June 30, 2012.

As of June 30, 2012, total unrecognized stock-based compensation expense was approximately $1,180, which will be recognized over a weighted average period of less than one year.

Stock options

Under the 2008 Equity Incentive Plan, on October 12, 2011, the Company granted an officer incentive stock options to purchase 896,256 shares of Common stock at an exercise price of $0.08 per share, a quarter of which will vest on the one year anniversary of employment, in May 2012, and the remaining options will vest ratably over the remaining 36 month term. During April 2012, 305,658 incentive stock options were issued under the 2012 Equity Incentive Plan at an exercise price of $2.25, a quarter of which will vest on either the one year anniversary of employment or one year anniversary of the option grant date. The remaining options will vest ratably over the remaining 36 month terms.

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2011	896,256	$0.08
Options Granted	305,658	$2.25
Options Canceled	—	—
Options Exercised	—	—

Outstanding at June 30, 2012	1,201,914	$0.63

Vested and Exercisable at June 30, 2012	224,064	$0.08

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

During the three and six months ended June 30, 2012, the Company’s Board of Directors awarded 305,658 options to certain employees. There were no stocks options granted for the same periods in 2011.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

Six months ended June 30, 2012
Dividend yield	0
Volatility	95.77%
Risk-free interest rate	1.21%
Expected life of options	6.04 years

The weighted average grant date fair value per share of employee stock options granted during the three and six months ended June 30, 2012 was $1.73.

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Due to the Company’s limited historical data, the estimated volatility incorporates the historical and implied volatility of comparable companies whose share prices are publicly available. The risk-free interest rate assumption was based on the U.S. Treasury rates. The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options.

The total employee stock-based compensation recorded as operating expenses was approximately $38,800 and $42,600 for the three and six months ended June 30, 2012, respectively, and $49,000 for the period from April 19, 2007 (inception) through June 30, 2012.

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2012 was approximately $563,800, and the weighted average period over which these grants are expected to vest is 3.74 years

Warrants

During 2011, the Company issued warrants to purchase 2,909,750 shares of its Common stock. These warrants are immediately exercisable at $1.00 per share, and have remaining terms of approximately 4.72 years. 45,000 of the warrants were exercised during the three and six months ended June 30, 2012, through a cashless exercise, for issuance of 37,584 shares of common stock. See Notes 2 and 3.

During the six months ended June 30, 2012, the Company issued warrants to purchase 21,347,182 shares of its Common stock. These warrants are immediately exercisable at $1.00 per share, and have remaining terms of approximately 4.72 years. A total of 100,000 of these warrants were exercised in June 2012. These warrants were derivative liabilities and were valued at the settlement date. The warrant liability was reduced to equity at the fair value on the settlement date. See Note 2.

The following table summarizes warrant activity for the nine months ended June 30, 2012:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2011	2,909,750	$1.00
Granted	21,347,182	$1.00
Expired / Canceled	—	$1.00
Exercised	(145,000)	$1.00

Balance at June 30, 2012	24,111,932	$1.00

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

Common stock reserved for future issuance	Common stock reserved for future issuance consisted of the following at June 30, 2012:

Common stock warrants outstanding	24,111,932
Common stock options outstanding under the 2008 Plan	896,256
Common stock options outstanding under the 2012 Plan	305,658
Common stock warrants held for convertible debt issuance	—

Total	25,313,846

5. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space under non-cancelable operating leases. The Company records rent expense on a straight-line basis over the life of the lease and records the excess of expense over the amounts paid as deferred rent.

Rent expense was approximately $52,000 and $112,100 and $26,900 and $53,700 for the three and six months ended June 30, 2012 and 2011, respectively. Rent expense was approximately $436,800 for the period from April 19, 2007 (inception) through June 30, 2012.

The Company entered into a new facilities lease at 6275 Nancy Ridge Drive, San Diego, CA 92121. The lease was signed on February 27, 2012 with target occupancy of July 15, 2012. The base rent under the lease is approximately $38,800 per month with 3% annual escalators. The lease term is 48 months with an option for the Company to extend the lease at the end of the lease term.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Financial Statements

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2012	$264,367
2013	466,170
2014	466,170
2015	466,170
2016	252,500

Total	$1,915,385

6. Concentrations

Credit risk	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at various financial institutions primarily located in San Diego. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. At times, balances may exceed federally insured limits. The Company has not experienced losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

7. Subsequent Events

Subsequent to June 30, 2012, the Company issued an aggregate 950,000 restricted stock units to certain members of senior management. The vesting schedule is 25% on the anniversary of the vesting start date over 4 years.

Subsequent to June 30, 2012, the Company issued an aggregate 200,000 restricted stock units to certain members of senior management. The vesting is performance based.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Form 8-K/A for the year ended December 31, 2011, as amended. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under “Risk Factors” in Item 2.01 of our Form 8-K/A, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Overview

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through June 30, 2012, were devoted primarily to developing a platform technology for the generation of three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

As of June 30, 2012, Organovo, Inc. had devoted substantially all of its efforts to product development, raising capital and building infrastructure. Organovo, Inc. did not, as of that date, realize significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

Revenues

For the three months ended June 30, 2012, total revenues of approximately $259,000 were $85,600 or 49% above the approximately $173,300 in revenues for the same period in 2011. Collaborative research revenues for the three months ended June 30, 2012 of approximately $259,000 increased $115,600 or 81% over the same period of prior year of approximately $143,400 in revenues. That growth was offset by no grant or product revenues in the three months ended June 30, 2012, compared to approximately $30,000 of grant revenues in the same period.

Operating Expenses

Overview

Operating expenses increased approximately $1,061,600 or 164% in the three months ended June 30, 2012 over the same period in 2011, from approximately $647,000 in 2011 to $1,708,600 in 2012. Most significantly, relative to the same period in the prior year, the Company invested in infrastructure and outside services to support its transition from private ownership to a publicly owned and traded corporation. As expected in such transition, incremental initiatives were established in investor outreach, corporate governance, and SEC financial reporting. Non-payroll, related incremental public company expenses incurred in the three month periods ended June 30, 2012 over the same periods in 2011, was approximately $150,000 or approximately 100% from the same period in 2011. Moreover, the Company invested in building its executive, research, and development staff, increasing the three months ended June 30, 2012 payroll related expenses by approximately $523,800 or 174% over the same periods in 2011. Executive search fees totaled approximately $24,000, newly established fees to our non-employee board members were approximately $41,300 and additional space was rented to accommodate our growing administrative and research staff at an approximate incremental cost of $25,000 over the period in 2011.

Research and Development Expenses

For the three months ended June 30, 2012, research and development expenses increased by approximately $341,500 or 110% over the same periods in 2011, with expenses in the three months ended June 30, 2012 and 2011 of approximately $652,600 and $311,100, respectively. The Company increased its research staff to accommodate obligations under certain collaborative research agreements and to expand product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from ten scientists, engineers and research associates at June 30, 2011 to twenty-two at June 30, 2012. The Company incurred $24,000 in incremental executive search expenses during the three months ended June 30, 2012. In addition, laboratory supplies expenses increased from approximately $40,000 in the three months ended June 30, 2011 to approximately $139,000 in the same period in 2012, an increase of approximately $99,000. Those increases were related to purchases in support of our collaborative research conducted under our agreements.

General and Administrative Expenses

For the three months ended June 30, 2012, general and administrative expenses of approximately $1,056,100 increased approximately $720,100, or 214%, over expenses in the same period of 2011 of approximately $335,900. Expense increases were primarily driven by the Company’s transition from operating in a private environment to operating in a publicly traded environment. Expanded staff increased payroll and facilities expenses in 2012 over 2011 levels. Payroll related expenses increased from approximately $57,000 in the three months ended June 30, 2011 to approximately $182,500 for the same period 2012, an increase of approximately $125,500 or 220%. The increase was primarily due to the addition of accounting staff to meet the expanded needs of operating in a publicly traded environment and salary increases approved by the Board of Directors reflecting the increased responsibilities assumed by our executive officers as a result of being a publically traded Company. Approximately $150,300 in other public company expenses were incurred in the three months ended June 30, 2012 due to multiple reasons including increases to investor relations spending, financial printing, fees for non-employee Board members, legal expenses, information technology investments in hardware, software and consulting services, and travel.

Other Income (Expense)

The approximate $33,876,600 increase in other expenses for the three month period ending June 30, 2012 over the same period of the prior year, was primarily related to the non-cash transaction costs associated with the warrants issued in our 2012 Private Placement. During the first quarter of 2012 we incurred costs due to the placement agent for the first quarter Private Placement fees of $1,617,629 and reimbursed expenses and legal fees of $166,310. In addition, we issued warrants to purchase 6,099,195 shares of our common stock to the placement agent and warrants to purchase 15,247,987 of our common stock to investors in the Private Placement. The warrants issued to the placement agent and Private Placement investors were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. We will revalue the derivative liability on each balance sheet date and will do so until the securities to which the derivatives liabilities relate are exercised or expire. The change in fair value of warrant liabilities for the three months ended June 30, 2012, was approximately $33,937,200. Other expenses for the three months ended June 30, 2011 of approximately $58,900 related to interest recorded on convertible notes payable.

Comparison of the six months ended June 30, 2012 and 2011

Revenues

For the six months ended June 30, 2012, total revenues of approximately $379,000 were approximately $4,000 or 1% above the approximately $374,700 revenues for same periods in 2011. Collaborative research revenues for the six months ended June 30, 2012 of approximately $379,000 increased approximately $161,300 or 74% over the same period of the prior years of approximately $217,700. That growth was offset by no grant or product revenues in the six months ended June 30, 2012, compared to approximately $56,900 in grant revenues in the same period of the prior year.

Operating Expenses

Overview

Operating expenses increased approximately $1,868,700, or 145% in the six months ended June 30, 2012 over the same period in 2011, from approximately $1,289,000 in 2011 to approximately $3,157,800 in 2012. Most significantly, relative to the same period in the prior year, the Company invested in infrastructure and outside services to support its transition from private ownership to a publicly owned and traded corporation. As expected in such transition, incremental initiatives were established in investor outreach, corporate governance, and SEC financial reporting including the need for audited financial statements. Non-payroll, non-audit related incremental public company expenses incurred in the six month periods ended June 30, 2012 over the same periods in 2011, was approximately $2,474,000 or approximately 100% from the same period in 2011. A portion of our public company-related expenses are included in other income and expense. Fees paid to our independent accounting firm to audit our financial statements were approximately $148,900 for the six months ended June 30, 2012, representing approximately 100% increase from the same period in 2011. Moreover, the Company invested in building its executive, research, and development staff, increasing the six months ended June 30, 2012 payroll related expenses by approximately $590,500 or 126% over the same periods in 2011. Executive search fees totaled approximately $24,000, newly established fees to our non-employee board members were approximately $76,100 and additional space was rented to accommodate our growing administrative and research staff at an approximate incremental cost of $58,300 over the period in 2011.

Research and Development Expenses

For the six months ended June 30, 2012, research and development expenses increased by approximately $490,200, or 69% over the same period in 2011, with expenses in the six months ended June 30, 2012 and 2011 of approximately $1,199,900 and $709,700, respectively. The Company increased its research staff to accommodate obligations under certain collaborative research agreements and to expand product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from ten scientists, engineers and research associates at June 30, 2011 to twenty-two at the same period in 2012. The Company incurred $24,000 in incremental executive search expenses during the six months ended June 30, 2012. In addition, laboratory supplies expenses increased from approximately $72,000 in the six months ended June 30, 2011 to approximately $233,900 in the same period in 2012, an increase of approximately $161,900. Those increases were related to purchases in support of our collaborative research conducted under our agreements.

General and Administrative Expenses

For the six months ended June 30, 2012, general and administrative expenses of approximately $1,957,900 increased approximately $1,378,500, or 238%, over expenses in the same periods of 2011 of approximately $579,400. Expense increases were primarily driven by the Company’s transition from operating in a private environment to operating in a publicly traded environment. Expanded staff increased payroll and facilities expenses in 2012 over 2011 levels. Payroll related expenses increased from approximately $112,000 in the six months ended June 30, 2011 to approximately $299,400 for the same period 2012, an increase of approximately

$187,400 or 167%. The increase was primarily due to the addition of accounting staff to meet the expanded needs of operating in a publicly traded environment and salary increases approved by the Board of Directors reflecting the increased responsibilities assumed by our executive officers as a result of being a publically traded Company. The six month period ended June 30, 2012, audit related expenses were approximately $148,900, whereas there were no audit related expenses during the same periods in 2011. Approximately $2,473,900 in other public company expenses were incurred in the six months ended June 30, 2012 due to multiple reasons including increases to investor relations spending, financial printing, fees for non-employee Board members, rent and utilities, legal expenses, information technology investments in hardware, software and consulting services, and travel. A portion of our public company expenses are included in other income and expenses.

Other Income (Expense)

The approximate $69,573,400 increase in other expenses for the six month period ending June 30, 2012 over the same period of the prior year, was primarily related to the non-cash transaction costs associated with the warrants issued in our first quarter 2012 Private Placement. During the first quarter of 2012 we incurred costs due to the placement agent for the first quarter Private Placement fees of $1,617,629 and reimbursed expenses and legal fees of $166,310. In addition, we issued warrants to purchase 6,099,195 shares of our common stock to the placement agent and warrants to purchase 15,247,987 of our common stock to investors in the Private Placement. The warrants issued to the placement agent and Private Placement investors were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. The fair value of warrant liabilities in excess of proceeds received on the issuance date was $19,019,422. We revalue the derivative liability on each balance sheet date and will do so until the securities to which the derivatives liabilities relate are exercised or expire. The change in fair value of the warrant liabilities as of the six months ended June 30, 2012, was approximately $47,443,000. Financing transaction costs in excess of proceeds received was $2,129,500, and our interest expense for the six months ended June 30, 2012 was approximately $1,087,500. The interest expense was primarily related to non-cash components including accretion of debt discounts and amortization of deferred financing costs. Other expenses for the six months ended June 30, 2011 of approximately $113,500 related primarily to interest recorded on convertible notes payable.

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

Since inception, the Company incurred negative cash flows from operations. As of June 30, 2012, the Company had cash and cash equivalents of $8,469,312 and an accumulated deficit of $79,157,279. The Company also had negative cash flow from operations of $5,414,181 during the six months ended June 30, 2012. At June 30, 2011, the Company had cash of $18,965 and an accumulated deficit of $1,369,702.

At June 30, 2012, the Company had total current assets of $9,201,046 and current liabilities of $889,006, resulting in working capital of $8,312,040. At June 30, 2011, we had total current assets of $208,275 and current liabilities of $1,577,977, resulting in a working capital deficit of $1,369,702.

Net cash used by operating activities for the six months ended June 30, 2012 was $5,414,181. The Company raised approximately $13.8 million in gross proceeds from the sale of common stock and warrants, and $258,975 in revenue during the first six months of 2012.

Net cash used by operating activities for the six months ended June 30, 2011 was $609,342.

We believe our cash and cash equivalents on hand as of June 30, 2012, together with amounts to be received from grants and our collaborate research agreements, should be sufficient to fund our ongoing operations as currently planned for at least the next 12 months. The Company has financed its operations primarily through the sale of common stock and convertible notes, and through revenue derived from grants or collaborative research agreements. The Company expects to cover its anticipated operating expenses through cash on hand, through additional financing from existing and prospective investors, and from revenue derived from collaborative research agreements.

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

As of June 30, 2012, the Company had 43,772,483 total issued and outstanding shares of Common Stock, and five year warrants for the opportunity to purchase an additional 24,111,932 shares of Common Stock at $1.00 per share. If all warrants were exercised on a cash basis, the Company would realize an additional $24,111,932 in gross proceeds.

The 2012 Equity Incentive Plan provides for the issuance of up to 6,553,986 shares, or approximately 15% of our outstanding Common Stock, to executive officers, directors, advisory board members and employees. In aggregate issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2012 incentive plan total 74,438,401 shares of common stock.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibit No,	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 8, 2012, by and among Organovo Holdings, Inc. a Delaware corporation, Organovo Acquisition Corp., a Delaware corporation and Organovo, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.2	Certificate of Merger as filed with the Delaware Secretary of State effective February 8, 2012 (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.3	Articles of Merger as filed with the Nevada Secretary of State effective December 28, 2011 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2012 (the “February 2012 Form 8-K”)

2.4	Agreement and Plan of Merger, dated as of December 28, 2011, by and between Real Estate Restoration and Rental, Inc. and Organovo Holdings, Inc. (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2012)

2.5	Certificate of Merger as filed with the Delaware Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.3 to the February 2012 Form 8-K)

2.6	Agreement and Plan of Merger, dated as of January 30, 2012, by and between Organovo Holdings, Inc. (Nevada) and Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 2.2 to the February 2012 Form 8-K)

2.7	Articles of Merger as filed with the Nevada Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.4 to the February 2012 Form 8-K)

3.1(i)	Articles of Incorporation of Real Estate Restoration and Rental, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s registration statement (SEC File No. 333-169928) on Form S-1, as filed with the SEC on October 13, 2010

3.1(ii)	Certificate of Incorporation, Certificate of Change of Registered Agent and/or Registered Office, Certificate of Correction, and Certificate of Amendment of Certificate of Incorporation, each of Organovo, Inc., as filed with the Secretary of State of the State of Delaware on April 19, 2007, January 30, 2009, July 29, 2010, and September 28, 2011 respectively (incorporated by reference from Exhibit 3.1(ii) to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, as filed with the SEC on March 30, 2012)

3.1(iii)	Certificate of Incorporation of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.1 to the February 2012 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

†101.INS	Interactive Date File

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information included herewith is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Keith Murphy
Name: Keith Murphy
Title: Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Barry Michaels
Name: Barry Michaels
Title: Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)