Form 10-Q
period 2012-09-30
ORGANOVO HOLDINGS, INC.
filed 2012-11-14
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-54621

Organovo Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1488943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6275 Nancy Ridge Drive, Suite 110, San Diego, CA 92116	(858) 550-9994
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

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

As of September 30, 2012, a total of 46,969,141 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Organovo Holdings, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and April 19, 2007 (Inception) through September 30, 2012	4

	Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the period April 19, 2007 (Inception) through September 30, 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and April 19, 2007 (Inception) through September 30, 2012	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Organovo Holdings Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$7,675,918	$339,607
Grants receivable	95,477	—
Inventory	312,182	291,881
Deferred financing costs	—	318,843
Prepaid expenses and other current assets	144,515	79,874

Total current assets	8,228,092	1,030,205
Fixed Assets - Net	605,920	278,208
Restricted Cash	88,321	—
Other Assets	120,890	100,419

Total assets	$9,043,223	$1,408,832

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$61,347	$657,560
Accrued expenses	830,033	437,837
Deferred revenue	75,000	152,500
Capital lease obligation, current portion	9,845	—
Accrued interest payable	—	24,018
Convertible notes payable, current portion	—	703,833

Total current liabilities	976,225	1,975,748
Capital lease obligation, net current portion	19,712
Warrant liabilities	35,471,527	1,266,869

Total liabilities	$36,467,464	$3,242,617
Commitments and Contingencies (Note 5)
Stockholders’ Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized, 46,969,141 and 22,445,254 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	46,969	22,445
Additional paid-in capital	13,208,039	4,835,326
Deficit accumulated during the development stage	(40,679,249)	(6,691,556)

Total stockholders’ deficit	(27,424,241)	(1,833,785)

Total Liabilities and Stockholders’ Deficit	$9,043,223	$1,408,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from April 19, 2007 (Inception) through September 30, 2012
Revenues
Product	$—	$—	$—	$100,000	$223,500
Collaborations	373,761	231,974	752,736	449,213	1,515,824
Grants	95,477	—	95,477	56,925	759,589

Total Revenues	469,238	231,974	848,213	606,138	2,498,913
Cost of product revenue	—	—	—	50,584	133,607
Selling, general, and administrative expenses	2,981,481	550,157	4,939,403	1,129,597	7,605,440
Research and development expenses	1,105,456	304,251	2,305,311	1,013,981	5,503,699

Loss from Operations	(3,617,699)	(622,434)	(6,396,501)	(1,588,024)	(10,743,833)

Other Income (Expense)
Fair value of warrant liabilities in excess of proceeds received	—	—	(19,019,422)	—	(19,019,422)
Change in fair value of warrant liabilities	42,252,357	—	(5,190,637)	—	(5,197,206)
Financing transaction costs in excess of proceeds received	—	—	(2,129,500)	—	(2,129,500)
Loss on disposal of fixed assets	(158,366)	—	(158,366)	—	(158,366)
Interest expense	(203)	(182,320)	(1,087,656)	(294,245)	(3,406,098)
Interest income	1,358	—	3,342	—	5,348
Other income (expense)	596	(488)	(8,953)	(2,038)	(30,172)

Total Other Income (Expense)	42,095,742	(182,808)	(27,591,192)	(296,283)	(29,935,416)

Net Income (Loss)	$38,478,043	$(805,242)	$(33,987,693)	$(1,884,307)	$(40,679,249)

Net income (loss) per common share - basic	$0.87	$(0.07)	$(0.86)	$(0.16)	$—
Net income (loss) per common share - diluted	$0.69	$(0.07)	$(0.86)	$(0.16)	$—
Weighted average shares used in computing net income (loss) per common share - basic	44,099,554	12,262,691	39,349,681	11,537,879	—
Weighted average shares used in computing net income (loss) per common share - diluted	55,849,360	12,262,691	39,349,681	11,537,879	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

Period from April 19, 2007 (Inception) through September 30, 2012

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance at Inception (April 19, 2007)	—	$—	$—	$—	$—
Issuance of Common stock	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—
Net Loss	—	—	—	—	—

Balance at December 31, 2007	—	$—	$—	$—	$—
Issuance of Common stock to founders	1,729,532	1,730	(1,730)	—	—
Issuance of restricted Common stock	12,627,697	12,628	(12,628)	—	—
Stock-based compensation expense	—	—	1,742	—	1,742
Net Loss	—	—	—	(97,559)	(97,559)

Balance at December 31, 2008	14,357,229	$14,358	$(12,616)	$(97,559)	$(95,817)
Issuance of restricted Common stock	130,422	130	(130)	—	—
Stock-based compensation expense	—	—	2,336	—	2,336
Net Loss	—	—	—	(872,041)	(872,041)

Balance at December 31, 2009	14,487,651	$14,488	$(10,410)	$(969,600)	$(965,522)
Issuance of restricted Common stock	219,369	219	(219)	—	—
Stock-based compensation expense	—	—	3,856	—	3,856
Net Loss	—	—	—	(1,338,694)	(1,338,694)

Balance at December 31, 2010	14,707,020	$14,707	$(6,773)	$(2,308,294)	$(2,300,360)
Issuance of Common stock through conversion of notes payable	7,676,828	7,677	3,482,081	—	3,489,758
Issuance of restricted Common stock	61,406	61	(61)	—	—
Warrants issued with convertible notes and conversion of notes	—	—	1,111,364	—	1,111,364
Beneficial conversion feature of convertible notes payable	—	—	239,700	—	239,700
Stock-based compensation expense	—	—	9,015	—	9,015
Net Loss	—	—	—	(4,383,262)	(4,383,262)

Balance at December 31, 2011	22,445,254	$22,445	$4,835,326	$(6,691,556)	$(1,833,785)
Issuance of Common stock in connection with the merger	6,000,000	6,000	(6,000)	—	—
Issuance of Common stock through private placements in connection with the merger	13,722,600	13,723	13,708,877	—	13,722,600
Costs associated with the merger	—	—	(13,722,600)	—	(13,722,600)
Issuance of Common stock through conversion of notes payable and accrued interest in connection with the merger	1,525,387	1,525	1,523,862	—	1,525,387
Issuance of warrants to consultant	—	—	72,919	—	72,919
Issuance of Common stock from warrant exercises	1,810,831	1,811	1,766,665	—	1,768,476
Warrant liability removed due to exercise of warrants	—	—	3,728,001	—	3,728,001
Issuance of Common stock from stock option exercises	224,064	224	17,701		17,925
Issuance of restricted common stock	1,380,000	1,380	(1,380)		—
Restricted stock forfeitures	(138,995)	(139)	139		—
Stock-based compensation expense	—	—	1,284,529	—	1,284,529
Net Loss	—	—	—	(33,987,693)	(33,987,693)

Balance at September 30, 2012	46,969,141	$46,969	$13,208,039	$(40,679,249)	$(27,424,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from April 19, 2007 (Inception) through September 30, 2012
Cash Flows From Operating Activities
Net loss	$(33,987,693)	$(1,884,307)	$(40,679,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	318,843	—	438,296
Loss on disposal of fixed assets	158,366	—	158,366
Depreciation and amortization	116,828	49,929	273,156
Amortization of debt discount	896,167	97,565	2,083,735
Interest accrued on convertible notes payable	11,616	196,680	495,392
Fair value of warrant liabilities in excess of proceeds	19,019,422	—	19,019,422
Change in fair value of warrant liabilities	5,190,637	—	5,197,206
Stock-based compensation	1,284,529	2,596	1,301,478
Amortization of warrants issued for services	36,054	—	36,054
Warrants issued in connection with exchange agreement	—	—	527,629
Increase (decrease) in cash resulting from changes in:

Grants receivable	(95,477)	59,744	(95,477)
Inventory	(327,993)	(212,395)	(619,874)
Prepaid expenses and other assets	(53,490)	1,044	(146,496)
Accounts payable	(596,213)	374,973	61,347
Accrued expenses	392,196	260,031	830,033
Deferred revenue	(77,500)	95,075	75,000

Net cash used in operating activities	(7,713,708)	(959,065)	(11,043,982)

Cash Flows From Investing Activities
Restricted cash deposits	(88,321)	—	(88,321)
Purchases of fixed assets	(255,750)	(16,290)	(682,573)
Purchases of intangible assets	—	(65,000)	(95,000)

Net cash used in investing activities	(344,071)	(81,290)	(865,894)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	—	1,042,500	4,630,000
Proceeds from issuance of common stock and warrants	15,491,075	—	15,491,075
Proceeds from exercise of stock options	17,925	—	17,925
Proceeds from issuance of related party notes payable	—	225,000	250,000
Principal payments on capital lease obligations	(4,663)	—	(4,663)
Repayment of related party notes payable	—	(250,000)	(250,000)
Repayment of convertible notes and interest payable	(110,247)	—	(110,247)
Deferred financing costs	—	(205,984)	(438,296)

Net cash provided by financing activities	15,394,090	811,516	19,585,794

Net Increase (Decrease) in Cash and Cash Equivalents	7,336,311	(228,839)	7,675,918
Cash and Cash Equivalents at Beginning of Period	339,607	285,308	—

Cash and Cash Equivalents at End of Period	$7,675,918	$56,469	$7,675,918

Supplemental Disclosure of Cash Flow Information:
Interest	$10,247	$—	$10,247
Income Taxes	$800	$2,400	$3,200

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

During 2011 and for the period from April 19, 2007 (Inception) through December 31, 2011, the Company issued warrants, valued at approximately $1,260,000, in connection with certain convertible notes payable. The warrants were recorded as a warrant liability and recorded as a discount to the carrying value related to debt.

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

During 2012, the Company issued warrants, valued at approximately $32,743,000, in connection with the Reverse Merger and the Private Placement. The warrants were recognized as a derivative liability.

During 2012, the Company purchased equipment valued at $34,220 through a capital lease.

During 2012, the Company transferred approximately $307,700 of inventory to fixed assets.

During 2012, the Company issued 100,000 warrants to purchase shares of our common stock for consulting services. The warrants were valued at approximately $73,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

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

As of September 30, 2012, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure. The Company has not realized significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

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

Liquidity

As of September 30, 2012, the Company had an accumulated deficit of approximately $40,679,200. The Company also had negative cash flow from operations of approximately $7,713,700 during the nine months ended September 30, 2012.

On February 8, 2012, the Company received gross proceeds of approximately $5,000,000 in a private placement offering in conjunction with the Merger. On February 29, 2012 and March 16, 2012, the Company completed two additional closings of its Private Placement and received total gross proceeds of approximately $8,722,000.

The Company expects to cover its anticipated operating expenses over the next twelve months through cash on hand (including the funds raised during the first quarter of 2012 through the Private Placement of its securities), funds received through equity or debt financing, and funds received from grants and its collaborative agreements, and other commercial arrangements.

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

Use of estimates	The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the financial statements include those assumed in computing the valuation of warrants and conversion features, revenue recognized under the proportional performance model, the valuation of stock-based compensation expense, and the valuation allowance on deferred tax assets.

Cash and cash equivalents	The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Restricted cash	As of September 30, 2012, the Company had approximately $88,300 of restricted cash deposited with a financial institution. $38,300 is held in certificates of deposit to support a letter of credit agreement related to the facility lease entered into during 2012. The additional $50,000 is held by the financial institution as a guarantee for the Company’s commercial credit cards.

Grants receivable	Grants receivable represent amounts due from the NHLBI, a division of the NIH under three research grants. The Company considers the grants receivable to be fully collectible; and accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first out). Inventory at September 30, 2012 consisted of approximately $48,400 in finished goods, $193,800 work-in-process and $70,000 in raw materials. Inventory at December 31, 2011 consisted of approximately $235,000 in finished goods and $56,900 in raw materials.

The Company provides inventory allowances based on excess or obsolete inventories determined based on anticipated use in the final product. There was no obsolete inventory reserve as of September 30, 2012 or December 31, 2011.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

Deferred financing costs	As of December 31, 2011, deferred financing costs consisted of approximately $140,000 associated with the Merger transaction and approximately $179,000 associated with convertible notes as part of the private placement offering that was initiated in the fourth quarter of 2011. The deferred financing costs related to the private placement offering were amortized over the life of the convertible notes and fully amortized to expense upon conversion of the convertible notes on February 8, 2012. The deferred financing costs associated with the Merger transaction in excess of the proceeds received were expensed at the effective Merger date. As of September 30, 2012, there were no deferred financing costs.

Fixed assets and depreciation	Property and equipment are carried at cost. Expenditures that extend the life of the asset are capitalized and depreciated. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. As of September 30, 2012, the estimated useful life of the fixed assets range between two and five years.

Impairment of long-lived assets	In accordance with authoritative guidance the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred in the period from inception through September 30, 2012.

Fair value measurement	Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

As of September 30, 2012 and December 31, 2011, cash and cash equivalents were comprised of cash in checking accounts.

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

At September 30, 2012, the estimated fair values of the liabilities measured on a recurring basis are as follows: Fair Value Measurements at September 30, 2012

	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$35,471,527	—	—	$35,471,527

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended September 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning Balance at December 31, 2011	$1,266,869
Issuances	32,742,022
Adjustments to estimated fair value	5,190,637
Warrant liability removal due to settlements	(3,728,001)

Ending Balance at September 30, 2012	$35,471,527

Revenue recognition

Research and Development Revenue Under Collaborative Agreements.

In December 2010, the Company entered into a 12 month research contract agreement with a third party, whereby the Company was engaged to perform research and development services on a fixed-fee basis for approximately $600,000. Based on the proportional performance criteria, the Company recognized approximately $75,000 and $75,000 and $232,000 and $449,200 in revenue related to the contract during three and nine months ended September 30, 2012 and 2011, respectively. Total revenue recognized on the contract from inception through September 30, 2012 was approximately $525,000.

In October 2011, the Company entered into a research contract agreement with a third party, whereby the Company will perform research and development services on a fixed-fee basis for $1,365,000. The agreement included an initial payment to the Company of approximately $239,000, with remaining payments expected to occur over a 21-month period. During the three and nine months ended September 30, 2012, the Company recorded approximately $298,800 and $677,800, respectively, in revenue related to the research contract in recognition of the proportional performance achieved by the Company. Total revenue recognized on the contract from inception through September 30, 2012 was approximately $916,800.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2012 and December 31, 2011, the Company had $75,000 and $152,500 in deferred revenue related to its collaborative research programs.

NIH and U.S. Treasury Grant Revenues

During 2010, the U.S. Treasury awarded the Company two one-time grants totaling approximately $397,000 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The grants cover reimbursement for qualifying expenses incurred by the Company in 2010 and 2009. The proceeds from these grants are classified in “Revenues – Grants” for the period from inception through September 30, 2012.

During 2012, 2010 and 2009, the NHLBI, a division of the NIH, awarded the Company three research grants totaling approximately $558,000. Revenues from the NIH grants are based upon internal and subcontractor costs incurred that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors and as the Company incurs internal expenses that are related to the grants. Revenue recognized under these grants for the three and nine months ended September 30, 2012 and 2011 was approximately $95,500 and $95,500 and $0 and $57,000, respectively. Total revenue recorded under these grants from inception through September 30, 2012 was approximately $363,000.

Net income (loss) per share	Net income (loss) per share is presented as both basic and diluted net income (loss) per share. Basic net income (loss) per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net income (loss) per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the nine months ended September 30, 2012 or the three and nine months ended September 30, 2011 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Total common stock equivalents that were excluded from computing diluted net income (loss) per share were approximately 429,658 and 25,801,190 for the three and nine months ended September 30, 2012, respectively, and 4,494,031 for the three and nine months ended September 30, 2011.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

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

The Company revalued all of the warrants at the end of the period, and the estimated fair value of the outstanding warrant liabilities is $35,471,527 at September 30, 2012. The change in fair value of the derivative liabilities for the three and nine months ended September 30, 2012 was a decrease of $42,252,357 and an increase of $5,190,637, respectively, and is included in other income (expense) in the 2012 statement of operations.

During the nine months ended September 30, 2012, 1,768,475 of these warrants that are classified as derivative liabilities were exercised. The warrants were revalued as of the settlement date, and the change in fair value was recognized to earnings. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date, with a corresponding increase in additional paid-in capital.

The derivative liabilities were valued at the closing dates of the Private Placement and at March 31, June 30 and September 30 of 2012 using a Monte Carlo valuation model with the following assumptions:

	Closing dates		March 31, 2012	June 30, 2012	September 30, 2012
Closing price per share of common stock	$	N/A	$2.47	$3.99	$2.05
Exercise price per share		$1.00	$1.00	$1.00	$1.00
Expected volatility		105.8%-110.5%	103.5%	102.9%	102.7%
Risk-free interest rate		0.82%-1.07%	1.04%	0.72%	0.62%
Dividend yield		—	—	—	—
Remaining expected term of underlying securities (years)		5	4.90	4.80	4.42

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

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

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

The Company determined that the warrants represent a derivative instrument due to the down-round price protection, and accordingly, the Company recorded a derivative liability related to the warrants. Additionally, upon issuance of the notes during 2011, the Company recorded the discount for the beneficial conversion feature of $239,700. The debt discount associated with the warrants and beneficial conversion feature were amortized to interest expense over the life of the Convertible Notes, and fully amortized upon conversion of the Convertible Notes. The Company recorded approximately $0 and $896,200 of interest expense for the amortization of the debt discount during the three and nine months ended September 30, 2012, respectively, and approximately $1,500,000 for the period from inception through September 30, 2012.

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

Interest expense, including amortization of the note discounts, for the three and nine months ended September 30, 2012 and 2011 was approximately $200 and $1,087,700 and $182,300 and $294,200, respectively. Interest expense, including amortization of the note discounts, for the period from April 19, 2007 (inception) through September 30, 2012 was approximately $3,406,100.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

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

The warrants issued to the investors and the placement agent, as described above, contain down round protection, and accordingly, were classified as derivative liabilities upon issuance. On the closing date, the derivative liabilities were recorded at an estimated fair value of approximately $32,742,000. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $13,722,600, no net amounts were allocated to the common stock. The amount by which the recorded liabilities exceeded the proceeds of approximately $19,019,400 was charged to other expense at the closing dates. The Company has revalued the derivative liability as of September 30, 2012, and will continue to do so on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire, with any changes in the fair value recognized through earnings in the statement of operations. See Note 2.

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

4. Stockholders’ Equity

Common stock

During February and March 2012, the Company issued 21,247,987 shares of Common stock related to the Merger. See Notes 1 and 3. During June 2012, the Company issued 137,584 shares of common stock upon exercise of 145,000 warrants. During the three months ended September 30, 2012, the Company issued 1,673,247 shares of Common stock upon exercise of 1,675,975 warrants.

During August 2012, 224,064 stock options were exercised for 224,064 shares of Common stock.

Restricted stock awards

In February 2008, four founders, including the Chief Executive Officer (“CEO”) and three directors of the Company received 11,779,960 shares of restricted Common stock, 25% vesting after the first year and the remaining 75% vesting in equal quarterly portions over the following three years.

From 2008 through December 31, 2011, the Company issued a total of 1,258,934 shares of restricted Common stock to various employees, advisors, and consultants of the Company. 1,086,662 of those shares were issued under the 2008 Equity Incentive Plan and the remaining 172,272 shares were issued outside the plan. 1,380,000 shares of restricted stock were issued during the nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, the Company issued an aggregate 950,000 of restricted stock units to certain members of senior management and 230,000 restricted stock units to non-executive employees. The vesting schedule is 25% on the anniversary of the vesting start date over 4 years.

During the three and nine months ended September 30, 2012, the Company issued an aggregate 200,000 restricted stock units to certain members of senior management. The vesting of these restricted stock units are performance based. As of September 30, 2012, the Company believes the financial targets will be met, and accordingly is recognizing the related stock based compensation expense over the requisite service period.

During the three and nine months ended September 30, 2012, there were 80,653 and 138,995 shares, respectively, of restricted stock cancelled. There were 190,000 restricted stock units held by two employees that vested during the period. On the vesting date, 80,653 shares of Common stock were returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of the restricted stock units. Upon the return of the Common stock, stock option grants, equal to the amount of Common stock returned to the Company, with immediate vesting, were granted to the individuals at the vesting date market value strike price.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

A summary of the Company’s restricted stock award activity is as follows:

Number of Shares
Unvested at December 31, 2007	—
Granted	12,627,697
Vested	(65,211)
Canceled / forfeited	—

Unvested at December 31, 2008	12,562,486
Granted	130,422
Vested	(5,373,004)
Canceled / forfeited	—

Unvested at December 31, 2009	7,319,904
Granted	219,369
Vested	(3,256,191)
Canceled / forfeited	—

Unvested at December 31, 2010	4,283,082
Granted	61,406
Vested	(3,233,193)
Canceled / forfeited	—

Unvested at December 31, 2011	1,111,295
Granted	1,380,000
Vested	(1,485,820)
Canceled / forfeited	(138,995)

Unvested at September 30, 2012	866,480

The fair value of each restricted Common stock award is recognized as stock-based expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $998,100 and $998,700 and $700 and $2,600 for the three and nine months ended September 30, 2012 and 2011, respectively. The Company recorded restricted stock-based compensation expense of approximately $1,013,300 for the period from April 19, 2007 (inception) through September 30, 2012.

As of September 30, 2012, total unrecognized restricted stock-based compensation expense was approximately $1,354,400, which will be recognized over a weighted average period of 1.97 years.

Stock options

Under the 2008 Equity Incentive Plan, on October 12, 2011, the Company granted an officer incentive stock options to purchase 896,256 shares of Common stock at an exercise price of $0.08 per share, a quarter of which vested on the one year anniversary of employment, in May 2012, and the remaining options will vest ratably over the remaining 36 month term.

During April 2012, 305,658 incentive stock options were issued, and during the three months ended September 30, 2012, a total of 1,420,903 incentive stock options were issued, under the 2012 Equity Incentive Plan, at various exercise prices, a quarter of which will vest on either the one year anniversary of employment or one year anniversary of the vesting commencement date. The remaining options will vest ratably over the remaining 36 month terms, with the exception of 80,653 of the incentive stock option grants that have immediate vesting at the grant date and 126,000 of the incentive stock option grants that vest quarterly over 3 years.

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2011	896,256	$0.08
Options Granted	1,726,561	$1.82
Options Canceled	—	—
Options Exercised	(224,064)	0.08

Outstanding at September 30, 2012	2,398,753	$1.33

Vested and Exercisable at September 30, 2012	82,329	$2.10

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

During the three and nine months ended September 30, 2012, the Company’s Board of Directors awarded 1,420,903 and 1,726,561 options, respectively, to certain employees. There were no stocks options granted for the same periods in 2011.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following weighted average assumptions:

Nine months ended September 30, 2012
Dividend yield	—
Volatility	91.83%
Risk-free interest rate	0.88%
Expected life of options	6.04 years

The weighted average grant date fair value per share of employee stock options granted during the nine months ended September 30, 2012 was $1.40.

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

The total employee stock-based compensation recorded as operating expenses was approximately $243,800 and $286,400 for the three and nine months ended September 30, 2012, respectively, and $292,800 for the period from April 19, 2007 (inception) through September 30, 2012.

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2012 was approximately $2,178,700, and the weighted average period over which these grants are expected to vest is 3.66 years.

Warrants

During 2011, the Company issued warrants to purchase 2,909,750 shares of its Common stock. These warrants are immediately exercisable at $1.00 per share, and have remaining terms of approximately 4.47 years. 52,500 of the warrants were exercised during nine months ended September 30, 2012 through a cashless exercise, for issuance of 42,356 shares of common stock.

During the nine months ended September 30, 2012, the Company issued warrants to purchase 21,347,182 shares of its Common stock. These warrants are immediately exercisable at $1.00 per share, and have remaining terms of approximately 4.42 years. 1,768,475 of the warrants were exercised for cash proceeds of $1,768,475 during the nine months ended September 30, 2012. These warrants were derivative liabilities and were valued at the settlement date. The warrant liability was reduced to equity at the fair value on the settlement date. See Note 2.

Additionally, during the three months ended September 30, 2012 the Company entered into a 6 month agreement with a consultant for services. In connection with the agreement, the Company issued 100,000 warrants to purchase common stock, at a price of $1.70, to be earned over 6 months, with a two year life. The fair value of the warrants was estimated to be approximately $73,000. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility of 79.8% and risk free factor of 0.24%, was used to determine the value. The value is being amortized over the term of the agreement. During the three and nine months ended September 30, 2012, the Company recognized approximately $36,100 of expense related to these services.

The following table summarizes warrant activity for the nine months ended September 30, 2012:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2011	2,909,750	$1.00
Granted	21,447,182	$1.00
Expired / Canceled	—	$—
Exercised	(1,820,975)	$1.00

Balance at September 30, 2012	22,535,957	$1.00

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

Common stock reserved for future issuance	Common stock reserved for future issuance consisted of the following at September 30, 2012:

Common stock warrants outstanding	22,535,957
Common stock options outstanding under the 2008 Plan	672,192
Common stock options outstanding under the 2012 Plan	1,726,561

Total	24,934,710

5. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space under non-cancelable operating leases. The Company records rent expense on a straight-line basis over the life of the lease and records the excess of expense over the amounts paid as deferred rent. Deferred rent is included in accrued expenses in the condensed balance sheets.

Rent expense was approximately $129,500 and $241,600 and $31,900 and $85,700 for the three and nine months ended September 30, 2012 and 2011, respectively. Rent expense was approximately $566,300 for the period from April 19, 2007 (inception) through September 30, 2012.

The Company entered into a new facilities lease at 6275 Nancy Ridge Drive, San Diego, CA 92121. The lease was signed on February 27, 2012 with occupancy as of July 15, 2012. The base rent under the lease is approximately $38,800 per month with 3% annual escalators. The lease term is 48 months with an option for the Company to extend the lease at the end of the lease term.

Organovo Holdings, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2012, are as follows:

2012	$3,619
2013	383,346
2014	480,644
2015	476,724
2016	271,932

Total	$1,616,265

During the three months ended September 30, 2012, the Company entered into an agreement to lease certain laboratory equipment under a non-cancelable capital lease, which is included in fixed assets as follows:

September 30, 2012
Lab equipment	$34,220
Less accumulated depreciation	(1,711)

Net book value	$32,509

Depreciation expense related to the capital lease obligation was approximately $1,700, for the three and nine months ended September 30, 2012.

Future minimum capital lease payments at September 30, 2012 are as follows:

Year Ending December 31,
2012	$2,844
2013	10,824
2014	10,824
2015	6,856
2016	—

Total minimum lease payments	31,348

Amount representing interest	(1,791)
Present value of minimum lease payments	29,557
Less current portion	(9,845)

Long term portion	19,712

6. Concentrations

Credit risk	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at various financial institutions primarily located in San Diego. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. At times, balances may exceed federally insured limits. The Company has not experienced losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

7. Subsequent Event	Subsequent to September 30, 2012, the Company granted an aggregate of 363,500 incentive stock options to employees and Board of Director members. The vesting is over four years for employees and three years for Board members.

Subsequent to September 30, 2012, the Company issued 300,000 warrants to two Consultants for Services to be provided.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical condensed consolidated financial statements and the related notes thereto included in our Current Report on Form 8-K/A for the year ended December 31, 2011, as filed with the SEC on May 11, 2012 (the “Current Report”). The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under “Risk Factors” in Item 2.01 of our Current Report, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Basis of Presentation

References in this section to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiary Organovo, Inc.

On February 8, 2012, Organovo Holdings, Inc., a privately held Delaware corporation, merged with and into Organovo Acquisition Corp., a wholly-owned subsidiary of Organovo Holdings, Inc., with Organovo, Inc. surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company acquired the business of Organovo, Inc., and will continue the existing business operations of Organovo, Inc.

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

Overview

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through September 30, 2012, were devoted primarily to developing a platform technology for the generation of three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

As of September 30, 2012, Organovo, Inc. had devoted substantially all of its efforts to product development, raising capital and building infrastructure. Organovo, Inc. did not, as of that date, realize significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Revenues

For the three months ended September 30, 2012, total revenues of approximately $469,200 were $237,200 or 102% above the approximately $232,000 in revenues for the same period in 2011. Collaborative research revenues for the three months ended September 30, 2012 of approximately $373,800 increased approximately $141,800 or 61% over the same period of prior year of approximately $232,000 in revenues. Grant revenue for the three months ended September 30, 2012 of approximately $95,500 increased approximately $95,500 or 100% over the same period of prior year of $0 in grant revenue.

Operating Expenses

Overview

Operating expenses increased approximately $3,232,500 or 378% in the three months ended September 30, 2012 over the same period in 2011, from approximately $854,400 in 2011 to $4,086,900 in 2012. Most significantly, relative to the same period in the prior year, the Company invested in infrastructure and outside services to support its transition from private ownership to a publicly owned and traded corporation. As expected in such transition, incremental initiatives were established in investor outreach, corporate governance, and SEC financial reporting. Non-payroll, related incremental public company expenses incurred in the three month periods ended September 30, 2012 was approximately $308,200 or 100% increase from $0 for the same period in 2011. Moreover, the Company invested in building its executive, research, and development staff, increasing the three months ended September 30, 2012 payroll related expenses by approximately $676,800 or 236% over the same periods in 2011. Stock-based compensation expense increased approximately $1,277,200, newly established fees to our non-employee board members were approximately $32,900 and additional space was rented to accommodate our growing administrative and research staff at an approximate incremental cost of $97,500 over the same period in 2011.

Research and Development Expenses

For the three months ended September 30, 2012, research and development expenses increased by approximately $801,200 or 263% over the same periods in 2011, with expenses in the three months ended September 30, 2012 and 2011 of approximately $1,105,500 and $304,300, respectively. The Company increased its research staff to accommodate obligations under certain collaborative research agreements and to expand product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from twelve scientists, engineers and research associates at September 30, 2011 to twenty-two at September 30, 2012. Laboratory supplies expenses increased from approximately $12,100 in the three months ended September 30, 2011 to approximately $230,000 in the same period in 2012, an increase of approximately $217,900. This increase was related to purchases in support of our collaborative research conducted under our agreements and our NIH grant.

General and Administrative Expenses

For the three months ended September 30, 2012, general and administrative expenses of approximately $2,981,500 increased approximately $2,431,300, or 442%, over expenses in the same period of 2011 of approximately $550,200. Expense increases were primarily driven by the Company’s transition from operating in a private environment to operating in a publicly traded environment. Expanded staff increased payroll and facilities expenses in 2012 over 2011 levels. General and administrative staffing increased from four full-time employees at September 30, 2011 to nine at September 30, 2012. The increase was primarily due to the addition of two executive positions and more accounting and administrative staff. There was also salary increases for existing executive officers as approved by the Board of Directors, reflecting the increased responsibilities assumed as a result of being a publicly traded Company. Approximately $308,200 in other public company expenses were incurred in the three months ended September 30, 2012 due to several factors including increases to investor relations spending, financial printing, fees for non-employee Board members, legal expenses, information technology investments in hardware, software and consulting services, and travel.

Other Income (Expense)

The approximate $42,278,500 increase in other income (expense) for the three month period ending September 30, 2012 over the same period of the prior year, was primarily related to the change in fair value of warrant liabilities for the three months ended September 30, 2012 of approximately $42,252,400. During the Private Placement in the first quarter of 2012 we issued warrants to purchase 6,099,195 shares of our common stock to the placement agent and warrants to purchase 15,247,987 of our common stock to investors in the Private Placement. The warrants issued to the placement agent and Private Placement investors were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. We will revalue the derivative liability on each balance sheet date and will do so until the securities to which the derivatives liabilities relate are exercised or expire. The third quarter of 2012 also included a loss on disposal of fixed assets of approximately $158,400 which occurred in relation to moving to our new facility. Other expenses for the three months ended September 30, 2011 of approximately $182,800 related primarily to interest recorded on convertible notes payable.

Comparison of the nine months ended September 30, 2012 and 2011

Revenues

For the nine months ended September 30, 2012, total revenues of approximately $848,200 were approximately $242,100 or 40% above the approximately $606,100 revenues for same periods in 2011. Collaborative research revenues for the nine months ended September 30, 2012 of approximately $752,700 increased approximately $303,500 or 68% over the same period of the prior years of approximately $449,200. In addition, grant revenue of approximately $95,500 increased $38,600 or 68% compared to the nine months ended September 30, 2011. That growth was offset by no product revenues in the nine months ended September 30, 2012, compared to approximately $100,000 of product revenues in the same period of the prior year.

Operating Expenses

Overview

Operating expenses increased approximately $5,110,100, or 238% in the nine months ended September 30, 2012 over the same period in 2011, from approximately $2,143,600 in 2011 to approximately $7,244,700 in 2012. Most significantly, relative to the same period in the prior year, the Company invested in infrastructure and outside services to support its transition from private ownership to a publicly owned and traded corporation. As expected in such transition, incremental initiatives were established in investor outreach, corporate governance, and SEC financial reporting including the need for audited financial statements. Non-payroll, non-audit related incremental public company expenses incurred in the nine month periods ended September 30, 2012, was approximately $2,774,200 or 100% increase from $0 for the same period in 2011. A portion of our public company-related expenses are included in other income and expense. Fees paid to our independent accounting firm to audit our financial statements were approximately $177,800 for the nine months ended September 30, 2012, representing approximately 132% increase from the same period in 2011. Moreover, the Company invested in building its executive, research, and development staff, increasing the nine months ended September 30, 2012 payroll expenses by approximately $1,231,822 or 164% over the same periods in 2011. Stock-based compensation expense increased approximately $1,280,900 for the nine months ended September 30, 2012. Executive search fees totaled approximately $36,000, newly established fees to our non-employee board members were approximately $109,000 and additional space was rented to accommodate our growing administrative and research staff at an approximate incremental cost of $155,900 over the same period in 2011.

Research and Development Expenses

For the nine months ended September 30, 2012, research and development expenses increased by approximately $1,291,300, or 127% over the same period in 2011, with expenses in the nine months ended September 30, 2012 and 2011 of approximately $2,305,300 and $1,014,000, respectively. The Company increased its research staff to accommodate obligations under certain collaborative research agreements and to expand product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from twelve scientists, engineers and research associates at September 30, 2011 to twenty-two at the same period in 2012. Laboratory supplies expenses increased from approximately $84,100 in the nine months ended September 30, 2011 to approximately $463,900 in the same period in 2012, an increase of approximately $379,800. This increase was related to purchases in support of research conducted under our collaborative agreements and our NIH grant.

General and Administrative Expenses

For the nine months ended September 30, 2012, general and administrative expenses of approximately $4,939,400 increased approximately $3,809,800, or 337%, over expenses in the same period of 2011 of approximately $1,129,600. Expense increases were primarily driven by the Company’s transition from operating in a private environment to operating in a publicly traded environment. Expanded staff increased payroll and facilities expenses in 2012 over 2011 levels. General and administrative staffing increased from four full-time employees at September 30, 2011 to nine at September 30, 2012. The increase was primarily due to the addition of two executive positions and more accounting and administrative staff. There were also salary increases for existing executive officers as approved by the Board of Directors, reflecting the increased responsibilities assumed as a result of being a publicly traded Company. Audit related expenses increased approximately $165,300 from $12,500 for the nine month period ended September 30, 2011 to $177,800 for the same period of 2012. Approximately $2,774,200 in other public company expenses were incurred in the nine months ended September 30, 2012 for multiple reasons including increases to investor relations spending, financial printing, fees for non-employee Board members, rent and utilities, legal expenses, information technology investments in hardware, software and consulting services, and travel. A portion of our public company expenses are included in other income and expenses.

Other Income (Expense)

The approximate $27,294,900 increase in other expenses for the nine month period ending September 30, 2012 over the same period of the prior year, was primarily related to the non-cash transaction costs associated with the warrants issued in our first quarter 2012 Private Placement. During the first quarter of 2012 we incurred costs due to the placement agent for the first quarter Private Placement fees of $1,617,629 and reimbursed expenses and legal fees of $166,310. In addition, we issued warrants to purchase 6,099,195 shares of our common stock to the placement agent and warrants to purchase 15,247,987 of our common stock to investors in the Private Placement. The warrants issued to the placement agent and Private Placement investors were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. The fair value of warrant liabilities in excess of proceeds received on the issuance date was $19,019,422. We revalue the derivative liability on each balance sheet date and will do so until the securities to which the derivatives liabilities relate are exercised or expire. The change in fair value of the warrant liabilities for the nine months ended September 30, 2012, was an increase of approximately $5,190,600. Financing transaction costs in excess of proceeds received was $2,129,500, and our interest expense for the nine months ended September 30, 2012 was approximately $1,087,700. The interest expense was primarily comprised of non-cash components including accretion of debt discounts and amortization of deferred financing costs. Other expenses for the nine months ended September 30, 2011 of approximately $296,300 related primarily to interest recorded on convertible notes payable.

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

Since inception, the Company incurred negative cash flows from operations. As of September 30, 2012, the Company had cash and cash equivalents of $7,675,918 and an accumulated deficit of $40,679,249. The Company also had negative cash flow from operations of $7,713,708 during the nine months ended September 30, 2012. At September 30, 2011, the Company had cash of $56,469 and an accumulated deficit of $4,192,601.

At September 30, 2012, the Company had total current assets of $8,228,092 and current liabilities of $976,225, resulting in working capital of $7,251,867. At September 30, 2011, we had total current assets of $553,003 and current liabilities of $3,223,845, resulting in a working capital deficit of $2,670,842.

Net cash used by operating activities for the nine months ended September 30, 2012 was $7,713,708. The Company raised approximately $13.8 million in gross proceeds from the sale of common stock, and $848,213 in revenue during the first nine months of 2012.

Net cash used by operating activities for the nine months ended September 30, 2011 was $959,065.

We believe our cash and cash equivalents on hand as of September 30, 2012, together with funds from equity or debt financing, and amounts to be received from grants and our collaborate research agreements, should be sufficient to fund our ongoing operations as currently planned for at least the next 12 months. The Company has financed its operations primarily through the sale of common stock and convertible notes, and through revenue derived from grants or collaborative research agreements. The Company expects to cover its anticipated operating expenses through cash on hand, through additional financing from existing and prospective investors, and from revenue derived from collaborative research agreements.

The Company will need additional capital to further fund product development and commercialization of its human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs or relinquish some or even all of our licensed intellectual property. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of September 30, 2012, the Company had 46,969,141 total issued and outstanding shares of Common Stock, and five year and two year warrants for the opportunity to purchase an additional 22,535,957 shares of Common Stock at $1.00 per share. If all warrants were exercised on a cash basis, the Company would realize an additional $22,535,957 in gross proceeds.

The 2012 Equity Incentive Plan provides for the issuance of up to 6,553,986 shares, or approximately 14.0% of our outstanding Common Stock, to executive officers, directors, advisory board members and employees. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2012 incentive plan total 76,059,084 shares of common stock.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II — OTHER INFORMATION

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

(a) Recent Sales of Unregistered Sales of Equity Securities

On August 6, 2012, the Company’s Board of Directors approved the issuance of a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.70 per share to a third party consultant as compensation for services provided to the Company by such consultant. The offers, sales and issuances of this warrant was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Regulation D and the other rules and regulations promulgated thereunder as a transaction not involving a public offering. The recipient of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and options issued in such transactions.

(c) Repurchases of Common Stock

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2012	—	$—	—	—
August 1 - 31, 2012	—	$—	—	—
September 1 - 30, 2012	80,653	$2.09	—	—
July 1, 2012 through September 30, 2012	—	$—	—	—

(1)

Through our stock incentive plan, 80,653 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock for the quarter ended September 30, 2012.

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

†101**

The following financial statements and footnotes from the Accelrys, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: November 14, 2012	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Barry Michaels
	Name:	Barry Michaels
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)