Form 10-Q
period 2013-06-30
ORGANOVO HOLDINGS, INC.
filed 2013-08-09
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35996

Organovo Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1488943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6275 Nancy Ridge Drive, Suite 110, San Diego, CA 92121	(858) 550-9994
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2013, a total of 76,507,069 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Organovo Holdings, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and March 31, 2013 (Audited)	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2013 and 2012 and April 19, 2007 (Inception) through June 30, 2013	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for April 19, 2007 (Inception) through June 30, 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012 and April 19, 2007 (Inception) through June 30, 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosure	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Organovo Holdings, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

(in thousands except per share data)

	June 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$12,849	$15,628
Grant receivable	—	101
Inventory	85	88
Prepaid expenses and other current assets	327	327

Total current assets	13,261	16,144
Fixed Assets - Net	1,113	1,045
Restricted Cash	38	88
Other Assets - Net	96	98

Total assets	$14,508	$17,375

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$374	$641
Accrued expenses	1,143	780
Deferred revenue	28	53
Capital lease obligation, current portion	10	10
Warrant liabilities	6,025	6,898

Total current liabilities	7,580	8,382
Deferred revenue, net of current portion	8	9
Capital lease obligation, net of current portion	12	15

Total liabilities	$7,600	$8,406

Commitments and Contingencies (Note 5)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 64,951,014 and 64,686,919 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	65	65
Additional paid-in capital	76,979	75,269
Deficit accumulated during the development stage	(70,136)	(66,365)

Total stockholders’ equity	6,908	8,969

Total Liabilities and Stockholders’ Equity	$14,508	$17,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Operations

(in thousands except per share data)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Period from April 19, 2007 (Inception) through June 30, 2013
Revenues
Product	$—	$—	$224
Collaborations	94	259	1,990
Grants	12	—	955

Total Revenues	106	259	3,169
Cost of product revenue	—	—	134
Selling, general, and administrative expenses	2,378	1,056	14,917
Research and development expenses	1,462	653	9,544

Loss from Operations	(3,734)	(1,450)	(21,426)

Other Income (Expense)

Fair value of warrant liabilities in excess of proceeds received	—	—	(19,019)
Change in fair value of warrant liabilities	(23)	(33,937)	(21,995)
Financing transaction costs in excess of proceeds received	—	—	(2,130)
Loss on inducement to exercise warrants	—	—	(1,904)
Loss on disposal of fixed assets	(4)	—	(162)
Interest expense	(13)	—	(3,484)
Interest income	3	2	14
Other expense	—	—	(30)

Total Other Income (Expense)	(37)	(33,935)	(48,710)

Net Loss	$(3,771)	$(35,385)	$(70,136)

Net loss per common share - basic and diluted	$(0.06)	$(0.82)
Weighted average shares used in computing net loss per common share - basic and diluted	64,794,144	43,029,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (in thousands)

Period from April 19, 2007 (Inception) through June 30, 2013

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance at Inception (April 19, 2007)	—	$—	$—	$—	$—
Issuance of Common stock	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—
Net Loss	—	—	—	—	—

Balance at December 31, 2007	—	$—	$—	$—	$—
Issuance of Common stock to founders	1,730	2	(2)	—	—
Issuance of restricted Common stock	12,628	12	(12)	—	—
Stock-based compensation expense	—	—	2	—	2
Net Loss	—	—	—	(98)	(98)

Balance at December 31, 2008	14,358	$14	$(12)	$(98)	$(96)
Issuance of restricted Common stock	130	—	—	—	—
Stock-based compensation expense	—	—	2	—	2
Net Loss	—	—	—	(872)	(872)

Balance at December 31, 2009	14,488	$14	$(10)	$(970)	$(966)
Issuance of restricted Common stock	219	—	—	—	—
Stock-based compensation expense	—	—	4	—	4
Net Loss	—	—	—	(1,339)	(1,339)

Balance at December 31, 2010	14,707	$14	$(6)	$(2,309)	$(2,301)
Issuance of Common stock through conversion of notes payable	7,677	8	3,482	—	3,490
Issuance of restricted Common stock	61	—	—	—	—
Warrants issued with convertible notes and conversion of notes	—	—	1,111	—	1,111
Beneficial conversion feature of convertible notes payable	—	—	239	—	239
Stock-based compensation expense	—	—	9	—	9
Net Loss	—	—	—	(4,383)	(4,383)

Balance at December 31, 2011	22,445	$22	$4,835	$(6,692)	$(1,835)
Issuance of Common stock in connection with the merger	6,000	6	(6)	—	—
Issuance of Common stock through private placements in connection with the merger	13,723	14	13,709	—	13,723
Costs associated with the merger	—	—	(13,723)	—	(13,723)
Issuance of Common stock through conversion of notes payable and accrued interest in connection with the merger	1,525	2	1,524	—	1,526
Issuance of warrants to consultants	—	—	890	—	890
Issuance of Common stock from warrant exercises, net	13,424	14	10,977	—	10,991
Issuance of restricted common stock	1,380	1	(1)	—	—
Restricted stock forfeitures	(186)	—	—	—	—
Warrant liability removed due to exercises of warrants	—	—	23,321	—	23,321
Issuances of Common stock from stock option exercises	224	—	18	—	18
Stock-based compensation expense	—	—	1,435	—	1,435
Loss on inducement to exercise warrants	—	—	1,904	—	1,904
Net Loss	—	—	—	(43,553)	(43,553)

Balance at December 31, 2012	58,535	$59	$44,883	$(50,245)	$(5,303)
Issuance of Common stock from warrant exercises, net	6,131	6	3,718	—	3,724
Issuance of restricted common stock	55	—	—	—	—
Restricted stock forfeitures	(34)	—	—	—	—
Stock-based compensation expense	—	—	848	—	848
Expense related to modification of warrants	—	—	65	—	65
Warrant liability removed due to exercises of warrants	—	—	23,869	—	23,869
Warrant liability reclassified to equity	—	—	1,886	—	1,886
Net Loss	—	—	—	(16,120)	(16,120)

Balance at March 31, 2013	64,687	$65	$75,269	$(66,365)	$8,969
Issuance of Common stock from warrant exercises, net	200	—	—	—	—
Issuance of restricted common stock	60	—	—	—	—
Restricted stock forfeitures and adjustments	4	—	—	—	—
Stock-based compensation expense	—	—	802	—	802
Expense related to modification of warrants	—	—	12	—	12
Warrant liability removed due to exercises of warrants	—	—	129	—	129
Warrant liability reclassified to equity	—	—	767	—	767
Net Loss	—	—	—	(3,771)	(3,771)

Balance at June 30, 2013	64,951	$65	$76,979	$(70,136)	$6,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Period from April 19, 2007 (Inception) through June 30, 2013
Cash Flows From Operating Activities
Net loss	$(3,771)	$(35,385)	$(70,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	—	—	438
Amortization of warrants issued for services	72	—	889
Depreciation and amortization	93	20	524
Loss on disposal of fixed assets	4	—	162
Amortization of debt discount	—	—	2,084
Interest accrued on convertible notes payable	—	—	495
Fair value of warrant liabilities in excess of proceeds	—	—	19,019
Change in fair value of warrant liabilities	23	33,937	21,995
Loss on inducement to exercise warrants	—	—	1,904
Expense associated with warrant modification	12	—	77
Stock-based compensation	802	39	3,102
Warrants issued in connection with exchange agreement	—	—	528
Increase (decrease) in cash resulting from changes in:
Grants receivable	101	—	—
Inventory	3	(190)	(748)
Prepaid expenses and other assets	(72)	(60)	(327)
Accounts payable	(267)	(181)	374
Accrued expenses	363	5	1,143
Deferred revenue	(26)	(46)	36

Net cash used in operating activities	(2,663)	(1,861)	(18,441)

Cash Flows From Investing Activities
Deposits released from restriction (restricted cash deposits)	50	(50)	(38)
Purchases of fixed assets	(163)	(72)	(1,084)
Purchases of intangible assets	—	—	(114)

Net cash used in investing activities	(113)	(122)	(1,236)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	—	—	4,630
Proceeds from issuance of common stock and warrants	—	99	28,438
Proceeds from exercise of stock options	—	—	18
Proceeds from issuance of related party notes payable	—	—	250
Repayment of related party notes payable	—	—	(250)
Principal payments on capital lease obligation	(3)	—	(12)
Repayment of convertible notes and interest payable	—	—	(110)
Deferred financing costs	—	—	(438)

Net cash provided by (used in) financing activities	(3)	99	32,526

Net Increase (Decrease) in Cash and Cash Equivalents	(2,779)	(1,884)	12,849
Cash and Cash Equivalents at Beginning of Period	15,628	10,353	—

Cash and Cash Equivalents at End of Period	$12,849	$8,469	$12,849

Supplemental Disclosure of Cash Flow Information:
Interest	$—	$—	$10
Income Taxes	$—	$—	$3

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

During the three months ended June 30, 2013, the warrant liability was reduced by approximately $129 as a result of warrant exercises and $767 for warrants reclassified as equity instruments.

During the period from inception through June 30, 2013, the Company issued certain convertible notes payable that included warrants. The related beneficial conversion feature, valued at $824 was classified as an equity instrument and recorded as a discount to the carrying value of the related debt. The warrants, valued at approximately $1,260, were recorded as a warrant liability and recorded as a discount to the carrying value related to debt.

During the period from inception through June 30, 2013, the Company issued 9,202,215 shares of common stock to note holders for the conversion of Convertible Notes with a principal balance totaling $4,530 and accrued interest totaling $485.

The Company issued warrants, valued at approximately $32,743, in connection with the Reverse Merger and the Private Placement, as defined below, during 2012. The warrants were recognized as a derivative liability.

During the period from inception through June 30, 2013, the Company purchased equipment valued at $34 through a capital lease.

During the period from inception through June 30, 2013, the Company issued 650,000 warrants to purchase shares of its common stock for consulting services. The warrants were valued at approximately $889.

During the period from inception through June 30, 2013, the warrant liability was reduced by $47,319 as a result of warrant exercises and $2,653 for warrants reclassified as equity instruments.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

1. Change in Fiscal Year End

On March 31, 2013, the Board of Directors of the Company (the “Board”) approved a change in the Company’s fiscal year end from December 31 to March 31. As a result of this change, the Company filed a Transition Report on Form 10-KT for the three-month transition period ended March 31, 2013. References to any of the Company’s fiscal years mean the fiscal year ending March 31 of that calendar year.

2. Description of Business and Summary of Significant Accounting Policies

Nature of operations and basis of presentation

References in these notes to the unaudited condensed financial statements to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiary Organovo, Inc. The Company is developing and commercializing functional three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

As of June 30, 2013, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure. The Company has not realized significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The accompanying interim condensed financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations, stockholders’ equity (deficit) and cash flows in accordance with generally accepted accounting principles (“GAAP”). The balance sheet at March 31, 2013 is derived from the audited balance sheet at that date.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity (deficit) and cash flows. These financial statements should be read in conjunction with the financial statements included in the Company’s Transition Report filed on Form 10-KT for the transition period ended March 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2013. Operating results for interim periods are not necessarily indicative of operating results for the Company’s fiscal year ending March 31, 2014.

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

Immediately following the consummation of the Merger: (i) the former security holders of Organovo, Inc. common stock had an approximate 75% voting interest in the Company and the Company stockholders retained an approximate 25% voting interest, (ii) the former executive management team of Organovo, Inc. remained as the only continuing executive management team for the Company, and (iii) the Company’s ongoing operations consist solely of the ongoing operations of Organovo, Inc. Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with GAAP. As a result, these financial statements reflect the historical results of Organovo, Inc. prior to the Merger, and the combined results of the Company following the Merger. The par value of Organovo, Inc. common stock immediately prior to the Merger was $0.0001 per share. The par value subsequent to the Merger is $0.001 per share, and therefore the historical results of Organovo, Inc. prior to the Merger have been retroactively adjusted to affect the change in par value.

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

Liquidity

As of June 30, 2013, the Company had an accumulated deficit of approximately $70.1 million. The Company also had negative cash flows from operations of approximately $2.7 million during the three months ended June 30, 2013.

On February 8, 2012, the Company received gross proceeds of approximately $5.0 million from the initial closing of a private placement offering in conjunction with the Merger (the “Private Placement”). On February 29, 2012 and March 16, 2012, the Company completed two additional closings of its Private Placement receiving gross proceeds of approximately $1.8 million and $6.9 million, respectively.

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

Through June 30, 2013, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, and through revenue derived from grants or collaborative research agreements. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next 12 months.

Moreover, subsequent to June 30, 2013, the Company raised net proceeds of approximately $43.3 million through the sale of 10,350,000 shares of its common stock in a public offering. Refer to Note 7, “Subsequent Events” below.

The Company cannot predict with certainty when, if ever, it will require additional capital to further fund the product development and commercialization of its human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company intends to cover its future operating expenses through cash on hand, and from revenue derived from grants and collaborative research agreements. However, the Company cannot provide assurance that it will not require additional funding in the future. In addition, the Company cannot be sure that additional financing will be available if and when needed, or that, if available, financing will be obtained on terms favorable to the Company and its stockholders. Having insufficient funds may require the Company to delay, scale back, or eliminate some or all of its development programs or relinquish rights to its technology on less favorable terms than it would otherwise choose. Failure to obtain adequate financing could eventually adversely affect the Company’s ability to operate as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in computing the valuation of warrants, revenue recognized under the proportional performance model, the valuation of stock-based compensation expense, and the valuation allowance on deferred tax assets.

Financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, grants receivable, inventory, prepaid expenses and other assets, accounts payable, accrued expenses, deferred revenue and capital lease obligations, the carrying amounts are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Restricted cash

As of June 30, 2013 and March 31, 2013, the Company had approximately $38,300 and $88,300, respectively, of restricted cash deposited with a financial institution. $38,300 is held in certificates of deposit to support a letter of credit agreement related to the facility lease entered into during 2012. The additional $50,000 included in the March 31, 2013 balance represents funds held by the financial institution as a guarantee for the Company’s commercial credit cards. These funds were released from restriction during the three months ended June 30, 2013 as a result of the Company transferring its credit card program to a different financial institution.

Grant receivable

Grant receivable represents the amount due from the National Institutes of Health (“NIH”) under a research grant. The Company considers the grant receivable to be fully collectible; and accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first-out). Inventory at June 30, 2013 and March 31, 2013 consisted of approximately $85,000 and 88,000 in raw materials, respectively.

The Company provides inventory allowances based on excess or obsolete inventories determined based on anticipated use in the final product. There was no obsolete inventory reserve as of June 30, 2013 or March 31, 2013.

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

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred in the period from inception through June 30, 2013.

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

The Company has issued warrants, of which some are classified as derivative liabilities as a result of the terms in the warrants that provide for down-round protection in the event of a dilutive issuance. The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions (see Note 3). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities. Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. As such, the Company expects future changes in the fair value of the warrants to continue to vary significantly from quarter to quarter.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at June 30 and March 31, 2013 (in thousands):
	Balance at June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$6,025	—	—	$6,025

	Balance at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$6,898	—	—	$6,898

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for 2012 through June 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability ($000’s)
Balance at December 31, 2011	1,267
Issuances	32,742
Adjustments to estimated fair value	9,931
Warrant liability removal due to settlements	(23,321)

Balance at December 31, 2012	20,619
Issuances	—
Adjustments to estimated fair value	12,034
Warrant liability removal due to settlements	(23,869)
Warrant liability reclassified to equity	(1,886)

Balance at March 31, 2013	$6,898
Issuances	—
Adjustments to estimated fair value	23
Warrant liability removal due to settlements	(129)
Warrant liability reclassified to equity	(767)

Balance at June 30, 2013	$6,025

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2013 and March 31, 2013, the Company had approximately $36,000 and $62,000, respectively, in deferred revenue related to its collaborative research programs.

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

In December 2010, the Company entered into a 12 month research contract agreement with a third party, whereby the Company was engaged to perform research and development services on a fixed-fee basis for approximately $600,000. Based on the proportional performance criteria, total revenue recognized on the contract from inception through June 30, 2013 was approximately $600,000.

In October 2011, the Company entered into a research contract agreement with a third party, whereby the Company is performing research and development services on a fixed-fee basis for $1,365,000. The agreement included an initial payment to the Company of approximately $239,000 with remaining payments expected to occur over a twenty-one month period. On November 27, 2012, the agreement was amended to include additional research and development services, for an additional $135,000, bringing the total contract value to $1,500,000. This extends the original contract (which runs concurrently) from twenty-one months to twenty-eight months. The Company recorded approximately $94,000 and $259,000 in revenue related to the research contract in recognition of the proportional performance achieved, for the three months ended June 30, 2013 and 2012, respectively. Total revenue recognized on the contract from inception through June 30, 2013 was approximately $1,313,000.

Revenue Arrangements with Multiple Deliverables

The Company occasionally enters into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. For multiple deliverable agreements, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

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

NIH and U.S. Treasury Grant Revenues

During 2010, the U.S. Treasury awarded the Company two one-time grants totaling approximately $397,000 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The grants cover reimbursement for qualifying expenses incurred by the Company in 2010 and 2009. The proceeds from these grants are classified in “Revenues — Grants” for the period from inception through June 30, 2013.

During 2012, 2010 and 2009, the NIH awarded the Company three research grants totaling approximately $558,000. Revenues from the NIH grants are based upon internal and subcontractor costs incurred that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors and as the Company incurs internal expenses that are related to the grants. Revenue recognized under these grants for the three months ended June 30, 2013 and 2012 was approximately $12,000 and $0, respectively. Total revenue recorded under these grants from inception through June 30, 2013 was approximately $558,000.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting and Standards Board’s ASC Topic 718, Compensation — Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended June 30, 2013 and 2012, and for the period April 19, 2007 (inception) through June 30, 2013, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2013 or 2012, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Total common stock equivalents that were excluded from computing diluted net loss per share were approximately 8.7 million and 25.9 million for the three months ended June 30, 2013 and 2012, respectively.

3. Derivative Liability

During 2012, in relation to the reverse Merger and the three offerings under the Private Placement, the Company issued 21,347,182 five-year warrants to purchase the Company’s common stock. In October and November of 2011, the Company issued 1,500,000 five-year warrants in connection with Convertible Notes. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants of approximately $32.7 million and $1.3 million in 2012 and 2011, respectively, was recorded as a derivative liability on the issuance dates.

The Company revalues the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was approximately $6.0 million and $6.9 million, as of June 30, 2013 and March 31, 2013, respectively. The changes in fair value of the derivative liabilities for the three months ended June 30, 2013 and 2012 were increases of approximately $23,000 and $33,937,000, respectively, and are included in other expense in the statement of operations.

During the three months ended June 30, 2013 and 2012, 35,000 and 100,000 warrants, respectively, that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. In addition, during the three month period ended June 30, 2013, the Company entered into amendment agreements with certain of the warrant holders, which removed the down-round pricing protection provisions, resulting in 269,657 of these warrants being reclassified from liability instruments to equity instruments. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised and as of the modification date for the warrants that were amended, with a corresponding increase in additional paid-in capital.

The derivative liabilities were valued at the closing dates of the Private Placement and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	June 30, 2013	March 31, 2013	June 30, 2012

Closing price per share of common stock	$3.78	$3.68	$3.99
Exercise price per share	$1.00	$1.00	$1.00
Expected volatility	86.9%	88.8%	102.9%
Risk-free interest rate	1.04%	0.57%	0.72%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	3.63	3.88	4.80

In addition, as of the valuation dates, management assessed the probabilities of future financing assumptions in the Monte Carlo valuation models. Management also applied a discount for lack of marketability to the valuation of the derivative liabilities based on such trading restrictions due to certain of the shares not being registered.

4. Stockholders’ Equity

Common stock

During the three months ended June 30, 2013 and 2012, the Company issued 200,135 and 137,584 shares of common stock upon exercise of 252,129 and 145,000 warrants, respectively.

Restricted stock awards

In May of 2008, the Board of Directors of the Company approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan authorized the issuance of up to 1,521,584 common shares for awards of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock award units, and stock appreciation rights. The 2008 Plan terminates on July 1, 2018. No shares were issued under the 2008 Plan during 2012 or the six months ended June 30, 2013, and the Company does not intend to issue any additional shares from the 2008 Plan in the future.

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

No restricted stock was issued during the three months ended June 30, 2012. There were 58,342 shares of restricted stock cancelled due to terminations during the three months ended June 30, 2012.

During the three months ended June 30, 2013, the Company issued an aggregate of 60,000 restricted stock units with immediate vesting to a consultant.

A summary of the Company’s restricted stock award activity for 2012 through June 30, 2013 is as follows:

Number of Shares
Unvested at December 31, 2011	1,111,295
Granted	1,380,000
Vested	(1,143,735)
Canceled / forfeited	(185,516)

Unvested at December 31, 2012	1,162,044
Granted	55,000
Vested	(196,612)
Canceled / forfeited	(34,690)

Unvested at March 31, 2013	985,742
Granted	60,000
Vested	(60,000)
Canceled / forfeited	—

Unvested at June 30, 2013	985,742

The fair value of each restricted common stock award is recognized as stock-based expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $402,000 and $190 during the three months ended June 30, 2013 and 2012, respectively. The Company recorded restricted stock-based compensation expense of approximately $1,723,000 for the period from April 19, 2007 (inception) through June 30, 2013. Expense included approximately $4,000 and $50 for research and development during the three months ended June 30, 2013 and 2012, respectively. General and administrative expense for the three months ended June 30, 2013 and 2012 was approximately $398,000 and $140, respectively.

As of June 30, 2013, total unrecognized restricted stock-based compensation expense was approximately $1,161,000, which will be recognized over a weighted average period of 2.17 years.

Stock options

Under the 2008 Plan, on October 12, 2011, the Company granted an officer incentive stock options to purchase 896,256 shares of common stock at an exercise price of $0.08 per share, a quarter of which vested on the one year anniversary of employment, in May 2012, and the remaining options are vesting ratably over the remaining 36 month term. Other than this grant, the Company does not intend to issue any additional shares under the 2008 Plan.

Under the 2012 Plan, 51,500 and 305,658 incentive stock options were issued during the three months ended June 30, 2013 and 2012, respectively, at various exercise prices, a quarter of which will vest on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remaining options will vest ratably over the remaining 36 month terms. The Company also issued 45,500 non-qualified stock option grants during the three month period ended June 30, 2013, which vest quarterly over three years.

A summary of the Company’s stock option activity for 2012 through June 30, 2013 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	896,256	$0.08	—
Options granted	2,023,394	$1.95
Options canceled	(5,000)	$2.25
Options exercised	(224,064)	$0.08	$564,641

Outstanding at December 31, 2012	2,690,586	$1.48	$3,041,476
Options granted	927,981	$3.93
Options canceled	—	—
Options exercised	—	—	—

Outstanding at March 31, 2013	3,618,567	$2.11	$5,909,154
Options granted	97,000	$4.15
Options canceled	—	—
Options exercised	—	—	—

Outstanding at June 30, 2013	3,715,567	$2.16	$6,178,212

Vested and Exercisable at June 30, 2013	757,717	$1.43	$1,802,924

The weighted-average remaining contractual term of options exercisable and outstanding at June 30, 2013 was approximately 8.71 years and 9.44 years, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Dividend yield	—	—
Volatility	86.90%	95.77%
Risk-free interest rate	1.04%	1.21%
Expected life of options	6.00 years	6.04 years
Weighted average grant date fair value	$2.99	$1.73

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

The total stock option-based compensation recorded as operating expense was approximately $400,000 and $39,000 for the three months ended June 30, 2013 and 2012, respectively. The Company recorded stock-based compensation expense of approximately $1,379,000 for the period from April 19, 2007 (inception) through June 30, 2013. Expense included approximately $67,000 and $35,000 for research and development during the three months ended June 30, 2013 and 2012, respectively. General and administrative expense for the three months ended June 30, 2013 and 2012 were approximately $333,000, and $4,000, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2013 was approximately $4,816,000 and the weighted average period over which these grants are expected to vest is 3.3 years.

Warrants

During the three months ended June 30, 2013 and 2012, 252,129 and 45,000 warrants were exercised through a cashless exercise provision for issuance of 200,135 and 37,584 shares of common stock, respectively. Additionally, during the three months ended June 30, 2012, 100,000 warrants were exercised at $1.00 for total proceeds of $100,000.

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

35,000 and 145,000 of the warrants exercised during the three months ended June 30, 2013 and 2012, respectively, were derivative liabilities and were valued at the settlement date. For the three months ended June 30, 2013 and 2012, respectively, $129,000 and $874,000 of the warrant liability was removed due to the exercise of warrants. See Note 3.

During April 2013, the Company entered into amendment agreements for 269,657 warrants to purchase common stock which reduced the exercise price of the warrants from $1.00 to $0.85 and removed the down-round price protection provision of the warrant agreement related to the adjustment of exercise price upon issuance of additional shares of common stock. As a result of the removal of the down-round price protection provision, the warrants were reclassified from liability to equity instruments at their fair value of $767,000. The Company determined the incremental expense associated with the modification based on the fair value of the awards prior to and subsequent to the modification. The fair value of the awards subsequent to modification was calculated using the Black-Scholes model. The incremental expense associated with the modification of approximately $12,000 was recognized as interest expense for the three months ended June 30, 2013.

Additionally, during the year ended December 31, 2012 the Company entered into four agreements with consultants for services. In connection with the agreements, the Company issued a total of 650,000 warrants to purchase common stock, at prices ranging from $1.70 to $3.24, with lives ranging from two to five years, to be earned over service periods of up to six months. The fair value of the warrants was estimated to be approximately $889,000, which was recognized as a prepaid asset and was amortized over the term of the consulting agreements. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using volatility rates ranging from 79.8% to 103.8% and risk-free interest rate factors ranging from 0.24% to 0.63%, were used to determine the value. The value has been amortized over the term of the agreements. The Company recognized approximately $72,000 and $889,000 during the three months ended June 30, 2013 and for the period from April 19, 2007 (inception) through June 30, 2013, respectively related to these services.

The following table summarizes warrant activity for 2012 through June 30, 2013:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2011	2,909,750	$1.00
Granted	21,997,182	$1.04
Exercised	(13,532,487)	$0.84

Balance at December 31, 2012	11,374,445	$1.08
Granted	—	—
Exercised	(7,090,556)	$1.01

Balance at March 31, 2013	4,283,889	$1.17
Granted	—	—
Exercised	(252,129)	$0.88

Balance at June 30, 2013	4,031,760	$1.18

The warrants outstanding at June 30, 2013 are immediately exercisable at prices between $0.85 and $3.24 per share, and have a weighted average remaining term of approximately 3.33 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at June 30, 2013:

Common stock warrants outstanding	4,031,760
Common stock options outstanding under the 2008 Plan	672,192
Common stock options outstanding and reserved under the 2012 Plan	4,612,630

Total	9,316,582

5. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space under a non-cancelable operating lease which was entered into in February 2012 with the future minimum lease payments from the current lease included below. The Company records rent expense on a straight-line basis over the life of the lease and records the excess of expense over the amounts paid as deferred rent. Deferred rent is included in accrued expenses in the condensed consolidated balance sheets.

Rent expense was approximately $105,000 and $52,000 for the three months ended June 30, 2013 and 2012, respectively, and $860,700 for the period from April 19, 2007 (inception) through June 30, 2013.

The Company entered into a new facilities lease at 6275 Nancy Ridge Drive, San Diego, CA 92121. The lease was signed on February 27, 2012 with occupancy as of July 15, 2012. The base rent under the lease is approximately $38,800 per month with 3% annual escalators. The lease term is 48 months with an option for the Company to extend the lease at the end of the lease term.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2013, are as follows (in thousands):

Fiscal year ended March 31, 2014	$362
Fiscal year ended March 31, 2015	493
Fiscal year ended March 31, 2016	506
Fiscal year ended March 31, 2017	170
Fiscal year ended March 31, 2018	—

Total	$1,531

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

Spencer Trask Matter. On June 28, 2013, the Company filed a lawsuit for declaratory relief in the Supreme Court for the State of New York (case # 652305/2013) against Spencer Trask Ventures, Inc. (“STV”) in connection with a Warrant Solicitation Agency Agreement (the “WSAA”) that the Company entered into with STV in February 2013. In this action, the Company is seeking a declaration that the WSAA remains a valid and enforceable agreement. Over the course of several weeks in February 2013, Organovo and STV, through their respective attorneys, negotiated the WSAA pursuant to which the Company engaged STV as the Company’s warrant solicitation agent in connection with the Company’s efforts to solicit the exercise of outstanding Organovo warrants during the first quarter of 2013. STV’s President signed the WSAA on behalf of STV, and the Company’s CEO executed the agreement on behalf of Organovo. Spencer Trask provided services to the Company pursuant to the WSAA, and the Company has paid STV for those services.

The Company’s dispute with Spencer Trask arose in March 2013 after the Company approached Spencer Trask about exercising their outstanding warrants to help the Company qualify for up listing its common stock on the NYSE MKT. Previously, Spencer Trask had not asserted any claims for additional compensation as a result of the warrant tender offer the Company completed in December 2012. In March 2013, the Company received two demand letters from STV, and a demand for arbitration notice in June 2013. In the first demand letter, STV alleges that it is entitled to compensation (including a cash fee and warrants to purchase common stock) as a result of the warrant tender offer the Company completed in December 2012 and as a result of the notice of warrant redemption the Company completed in March 2013. In the second letter, STV alleges it is entitled to damages because the Company allegedly violated confidentiality provisions in the Placement Agency Agreement (the “PAA”) the Company had previously entered into with STV in December 2012 in connection with the private placement financings the Company completed in February and March 2012 (the “Private Placements”), by contacting the warrant holders who participated in the warrant tender offer. In response, on June 28, 2013, the Company filed a lawsuit for declaratory relief in the Supreme Court for the State of New York against STV. The Company’s tender offer was made to warrant holders of record relating to warrants already owned by them and whose identity was public information via a Registration Statement on Form S-1 the Company was required to file to register the resale of the shares underlying their warrants. For these and other reasons, including applicability of the WSAA, the Company believes STV is not entitled to compensation under the PAA and there was no violation of confidentiality. The Company received notice on August 5, 2013 that STV had filed its arbitration demand with the arbitrator.

The Company believes that the assertions made against it by STV are without merit and the Company intends to continue to vigorously defend against the claims made by STV, including any arbitration matter filed by STV. The Company has not established a loss contingency accrual for these claims because any potential liability is not probable or estimable. Nonetheless, an unfavorable resolution of these claims could have a material adverse effect on the Company’s business, liquidity or financial condition in the reporting period in which such resolution occurs.

Other Legal Matters. In addition to the matter described above, the Company is subject to normal and routine litigation in the ordinary course of business. We have not accrued any loss contingencies for such matters. We intend to defend ourselves in any such matters and do not currently believe that the outcome of such matters will have a material adverse effect on our business, liquidity or financial position.

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

7. Subsequent Events

On July 9, 2013, the Company announced that its common stock had been approved to list on the NYSE MKT. Shares began trading on the New York Stock Exchange on July 11, 2013. The Company continues to trade under the symbol “ONVO” but withdrew its shares from quotation on the OTC QX concurrent with listing its shares on the NYSE MKT.

On July 18, 2013, the Company announced that Richard A. Heyman, Ph.D. has been nominated to be elected to the Company’s Board of Directors at the Annual Meeting of the Stockholders scheduled to be held on August 21, 2013. Following Dr. Heyman’s election to the Company’s Board of Directors, the Board will increase the current majority of independent directors from three to four members. The Company’s Board has formally endorsed Dr. Heyman’s candidacy in the Company’s Proxy Statement, filed on July 12, 2013.

A shelf registration statement on Form S-3 (File No. 333-189995), or shelf, was filed with the SEC on July 17, 2013 authorizing the offer and sale in one or more offerings of up to $100,000,000 in aggregate of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. This shelf was declared effective by the SEC on July 26, 2013.

On July 25, 2013, Andras Forgacs, a member of the Board of Directors, announced his resignation from the Board, effective immediately. There were no disagreements between Mr. Forgacs and the Company relative to his resignation.

Subsequent to June 30, 2013, the Company had 1,242,478 warrants exercised on a cashless basis, for a net issuance of 981,055 shares and 225,000 warrants exercised for 225,000 common shares for cash proceeds to the Company of $609,000.

On August 2, 2013, the Company, entered into an Underwriting Agreement (the “Underwriting Agreement”) with Lazard Capital Markets LLC, acting as representative of the underwriters named in the Underwriting Agreement (the “Underwriters”) and joint book-runner with Oppenheimer & Co. Inc., relating to the issuance and sale of 10,350,000 shares of the Company’s common stock, par value $0.001 per share (the “Offering”), which includes the issuance and sale of 1,350,000 shares pursuant to an overallotment option exercised by the Underwriters on August 5, 2013. JMP Securities LLC and Maxim Group LLC each acted as co-managers for the offering. The price to the public in the Offering was $4.50 per share, and the Underwriters purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $4.23 per share. The net proceeds to the Company from the Offering were approximately $43.3 million, after deducting underwriting discounts and commissions and estimated Offering expenses of $3.3 million payable by the Company, including the Underwriters’ exercise of the overallotment option. The transactions contemplated by the Underwriting Agreement closed on August 7, 2013.

The Underwriting Agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of the Underwriting Agreement as of specific dates indicated therein, were solely for the benefit of the parties to the Underwriting Agreement, and may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Underwriting Agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Transition Report filed on Form 10-KT for the transition period ended March 31, 2013. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under “Risk Factors” in Item 1A of our 10-KT, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the SEC instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for our transition period ended March 31, 2013, filed with the SEC on Form 10-KT on May 24, 2013 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Overview

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through June 30, 2013, were devoted primarily to developing functional three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

As of June 30, 2013, Organovo, Inc. had devoted substantially all of its efforts to product development, raising capital and building infrastructure. Organovo, Inc. did not, as of that date, realize significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

For further information, refer to the Company’s audited financial statements and notes thereto included in the Transition Report on Form 10-KT for the transition period ended March 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2013.

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

Revenues

For the three months ended June 30, 2013, total revenues of approximately $0.1 million were $0.2 million or 67% below the approximately $0.3 in revenues for the same period in 2012. Collaborative research revenues for the three months ended June 30, 2013 of approximately $0.1 million decreased $0.2 million or 67% from the same period of prior year of approximately $0.3 million in revenues. This decrease reflects the planned phasing of deliverables under the original project scope of our collaborative arrangements despite current overall increases in collaborative research activities. The Company is increasing its internal investment in these collaborative activities with the intention of accelerating the growth of stockholder value.

Operating Expenses

Overview

Operating expenses increased approximately $2.1 million or 124% in the three months ended June 30, 2013 over the same period in 2012, from approximately $1.7 million in 2012 to $3.8 million in 2013. Most significantly, relative to the same period in the prior year, the Company invested in building its research, development and administrative staff, increasing its headcount from 21 full-time employees as of June 30, 2012 to 35 full-time employees as of June 30, 2013. This resulted in an increase in payroll and benefits expenses of approximately $0.5 million or 70% over the same period in 2012. In addition, stock-based compensation increased approximately $0.8 million from less than $0.1 million to $0.8 million for the same period due to the increase in grants for additional staffing, common stock granted to consultants and the increase in expense due to the fair value increase from exercise prices that have risen with the underlying stock price. The Company also relocated to a larger space to accommodate our growing research, development and administrative staff at an approximate incremental cost of $0.1 million over the same period in 2012. Finally, lab supplies and contracted services increased across the board due to the increased level of projects associated with our ongoing research and compliance activities.

Research and Development Expenses

For the three months ended June 30, 2013, research and development expenses increased by approximately $0.8 million or 124% over the same period in 2012, as the Company significantly increased its research staff to support its obligations under certain collaborative research agreements and government grants, and to expand product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from fourteen full-time employees as of June 30, 2012 to twenty-four full-time employees as of June 30, 2013. In addition to the incremental payroll, benefits and stock-based compensation resulting from increased staffing levels, the Company relocated its facilities to accommodate its growing research staff, and increased its spending on lab equipment and supplies in proportion to its increased research activities.

General and Administrative Expenses

For the three months ended June 30, 2013, general and administrative expenses were approximately $2.4 million, an increase of $1.3 million or 118%, over expenses in the same period of 2012 of approximately $1.1 million. Increased staffing expenses of more than $0.2 million included full-time administrative headcount which was increased from seven full-time employees to eleven full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-based product introductions and to address the additional compliance requirements of becoming a publicly traded corporation. In addition, stock-based compensation costs increased $0.7 million due to the increase in grants for new staff, common stock granted to consultants and the increase in expense due to the fair value increases that have risen with the underlying stock price. Finally, the Company incurred approximately $0.3 million more in external expenses related to becoming a publicly traded corporation, including SEC financial reporting, investor relations, corporate governance and audit fees.

Other Income (Expense)

The approximate $33.9 million decrease in other expense for the three month period ending June 30, 2013 compared to the same period of the prior year, was primarily related to the 2012 non-cash transaction costs associated with the warrants issued in our 2012 Private Placement. During the first quarter of calendar 2012 we issued warrants to purchase 6,099,195 shares of our common stock to the placement agent and warrants to purchase 15,247,987 shares of our common stock to investors in the Private Placement. The warrants issued to the placement agent and Private Placement investors were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. As a result of increasing stock prices during the three months ended June 30, 2012, the value of the derivative liability increased significantly, resulting in a charge to other expense of approximately $33.9 million. Due to the majority of the underlying warrants being exercised prior to June 30, 2013 or modified and reclassified to equity, the increase in value during the three months ended June 30, 2013 of less than $0.1 million was substantially less than in the same period of 2012 due to significantly fewer underlying warrants. The Company will continue to revalue the derivative liability at each balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to research and development, business planning, raising capital, recruiting management and technical staff, and acquiring operating assets. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company incurred negative cash flows from operations. As of June 30, 2013, the Company had cash and cash equivalents of approximately $12.8 million and an accumulated deficit of $70.1 million. The Company also had negative cash flow from operations of $2.7 million during the three months ended June 30, 2013. At June 30, 2012, the Company had cash and cash equivalents of approximately $8.5 million and an accumulated deficit of $79.2 million.

At June 30, 2013, the Company had total current assets of approximately $13.3 million and current liabilities of approximately $7.6 million, resulting in working capital of $5.7 million. At June 30, 2012, we had total current assets of approximately $9.2 million and current liabilities of approximately $0.9 million, resulting in working capital of $8.3 million.

Net cash used by operating activities for the three months ended June 30, 2013 was approximately $2.7 million as compared to $1.9 million used in operating activities for the three months ended June 30, 2012. This $0.8 million increase in cash usage is attributable to a $2.1 million increase in operating expenses, a $0.2 million decrease in revenues, and a $0.1 million increase in grants receivable, partially offset by a $0.3 million increase in accrued expenses, a $0.2 million decrease in inventory purchases and the following non-cash items included in operating expense for the three months ended June 30, 2013: $0.8 million of share-based compensation expense, $0.1 million of depreciation expense and $0.1 million of amortization related to vendor warrants issued for services.

Net cash used in investing activities was approximately $0.1 million for the three months ended June 30, 2013 and June 30, 2012.

Net cash provided by (used in) financing activities decreased from approximately $0.1 million provided during the three months ended June 30, 2012 to less than $0.1 million used during the three months ended June 30, 2013. This decrease was due to the inclusion of $0.1 million in proceeds from the issuance of common stock and warrants in the three months ended June 30, 2012. There were no cash proceeds from the issuance of common stock or warrants during the three months ended June 30, 2013.

We believe our cash and cash equivalents on hand as of June 30, 2013, together with amounts to be received from our collaborative research agreements, should be sufficient to fund our ongoing operations as currently planned for at least the next 12 months. Through June 30, 2013, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, and through revenue derived from grants or collaborative research agreements. Moreover, subsequent to June 30, 2013, we raised net proceeds of approximately $43.3 million through the sale of 10,350,000 shares of our common stock in a public offering.

We cannot predict with certainty when, if ever, we will require additional capital to further fund the product development and commercialization of our human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. We intend to cover our future operating expenses through cash on hand, and from revenue derived from grants and collaborative research agreements. However, we cannot provide assurance that we will not require additional funding in the future. In addition, we cannot be sure that additional financing will be available if and when needed, or that, if available, financing will be obtained on terms favorable to us and our stockholders.

Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs or relinquish rights to our technology on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern.

As of June 30, 2013, the Company had 64,951,014 total issued and outstanding shares of Common Stock, and five year warrants for the opportunity to purchase an additional 3,481,760 shares of Common Stock at exercise prices between $0.85 and $1.00 per share and 550,000 warrants with terms between two and five years and exercise prices between $2.21 and $3.24 per share. If all warrants were exercised on a cash basis, the Company would realize approximately $4.7 million additional gross proceeds.

The 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding Common Stock and the 2012 Equity Incentive Plan provides for the issuance of up to 6,553,986 shares, or approximately 11% of our outstanding Common Stock, to executive officers, directors, advisory board members and employees. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2008 and 2012 incentive plans total 74,267,596 shares of common stock as of June 30, 2013.

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

See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements within this June 30, 2013 Form 10-Q for a further discussion of our legal proceedings.

Item 1A.	RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in the Company’s Transition Report on Form 10-KT for the transition period ended March 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2013. There have been no material changes from the risk factors as previously disclosed in our Transition Report. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in our Form 10-KT, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibit No,	Description

1.1	Underwriting Agreement, dated August 2, 2013, between Organovo Holdings, Inc. and Lazard Capital Markets LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 2, 2013)

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 8, 2012, by and among Organovo Holdings, Inc. a Delaware corporation, Organovo Acquisition Corp., a Delaware corporation and Organovo, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.2	Certificate of Merger as filed with the Delaware Secretary of State effective February 8, 2012 (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.3	Articles of Merger as filed with the Nevada Secretary of State effective December 28, 2011 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2012 (the “February 2012 Form 8-K”)

2.4	Agreement and Plan of Merger, dated as of December 28, 2011, by and between Real Estate Restoration and Rental, Inc. and Organovo Holdings, Inc. (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2012)

2.5	Certificate of Merger as filed with the Delaware Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.3 to the February 2012 Form 8-K)

2.6	Agreement and Plan of Merger, dated as of January 30, 2012, by and between Organovo Holdings, Inc. (Nevada) and Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 2.2 to the February 2012 Form 8-K)

2.7	Articles of Merger as filed with the Nevada Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.4 to the February 2012 Form 8-K)

3.1	Certificate of Incorporation of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.1 to the February 2012 Form 8-K)

3.2	Bylaws of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.2 to the February 2012 Form 8-K)

4.1	Form of Bridge Warrant of Organovo, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.2	Form of Bridge Promissory Note of Organovo, Inc. (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.3	Form of Warrant of Organovo, Inc. issued to former holders of Organovo, Inc. promissory notes (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.4	Form of Investor Warrant of Organovo Holdings, Inc. (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.5	Form of Warrant of Organovo Holdings, Inc. ($1.00 exercise price) issued to Placement Agent (incorporated by reference from Exhibit 4.2(i) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.6	Form of Warrant of Organovo, Inc. ($1.00 exercise price) issued to Selling Agent (incorporated by reference from Exhibit 4.2(ii) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.7	Form of Warrant of Organovo Holdings, Inc. ($1.00 exercise price) issued to Placement Agent in exchange for Organovo, Inc. warrant issued to Selling Agent (incorporated by reference from Exhibit 4.2(iii) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.8	Form of Warrant of Organovo Holdings, Inc. issued to former holders of Organovo, Inc. promissory notes (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.9	Form of New Bridge Warrant (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101†	Interactive Data File*

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information included herewith is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: August 9, 2013	By:	/s/ Keith Murphy
		Name:	Keith Murphy
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Barry Michaels
		Name:	Barry Michaels
		Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)