Form 10-Q
period 2013-09-30
ORGANOVO HOLDINGS, INC.
filed 2013-11-08
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, a total of 77,278,303 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Organovo Holdings, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and March 31, 2013 (Audited)	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2013 and 2012 and April 19, 2007 (Inception) through September 30, 2013	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for April 19, 2007 (Inception) through September 30, 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2013 and 2012 and April 19, 2007 (Inception) through September 30, 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosure	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Organovo Holdings, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

(in thousands except per share data)

	September 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$53,357	$15,628
Grant receivable	—	101
Inventory	74	88
Prepaid expenses and other current assets	304	327

Total current assets	53,735	16,144
Fixed Assets - Net	1,031	1,045
Restricted Cash	38	88
Other Assets - Net	94	98

Total assets	$54,898	$17,375

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$477	$641
Accrued expenses	1,583	780
Deferred revenue	75	53
Capital lease obligation, current portion	10	10
Warrant liabilities	795	6,898

Total current liabilities	2,940	8,382
Deferred revenue, net of current portion	6	9
Capital lease obligation, net of current portion	10	15

Total liabilities	$2,956	$8,406

Commitments and Contingencies (Note 5)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 76,818,625 and 64,686,919 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	77	65
Additional paid-in capital	132,387	75,269
Deficit accumulated during the development stage	(80,522)	(66,365)

Total stockholders’ equity	51,942	8,969

Total Liabilities and Stockholders’ Equity	$54,898	$17,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Operations

(in thousands except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,		Period from April 19, 2007 (Inception) through September 30, 2013
	2013	2012	2013	2012
Revenues
Product	$—	$—	$—	$—	$224
Collaborations	23	374	117	633	2,013
Grants	—	95	12	95	955

Total Revenues	23	469	129	728	3,192
Cost of product revenue	—	—	—	—	134
Selling, general, and administrative expenses	4,026	2,981	6,404	4,037	18,943
Research and development expenses	1,599	1,106	3,061	1,759	11,143

Loss from Operations	(5,602)	(3,618)	(9,336)	(5,068)	(27,028)

Other Income (Expense)

Fair value of warrant liabilities in excess of proceeds received	—	—	—	—	(19,019)
Change in fair value of warrant liabilities	(4,787)	42,252	(4,811)	8,315	(26,782)
Financing transaction costs in excess of proceeds received	—	—	—	—	(2,130)
Loss on inducement to exercise warrants	—	—	—	—	(1,904)
Loss on disposal of fixed assets	—	(158)	(4)	(158)	(162)
Interest expense	—	—	(13)	—	(3,484)
Interest income	3	1	7	3	17
Other income (expense)	—	1	—	1	(30)

Total Other Income (Expense)	(4,784)	42,096	(4,821)	8,161	(53,494)

Net Income (Loss)	$(10,386)	$38,478	$(14,157)	$3,093	$(80,522)

Net income (loss) per common share - basic	$(0.14)	$0.87	$(0.21)	$0.07

Net income (loss) per common share - diluted	$(0.14)	$0.69	$(0.21)	$0.05

Weighted average shares used in computing net income (loss) per common share - basic	72,716,031	44,099,554	68,776,718	43,614,514
Weighted average shares used in computing net income (loss) per common share - diluted	72,716,031	55,849,360	68,776,718	59,359,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (in thousands)

Period from April 19, 2007 (Inception) through September 30, 2013

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance at Inception (April 19, 2007)	—	$—	$—	$—	$—
Issuance of Common stock	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—
Net Loss	—	—	—	—	—

Balance at December 31, 2007	—	$—	$—	$—	$—
Issuance of Common stock to founders	1,730	2	(2)	—	—
Issuance of restricted Common stock	12,628	12	(12)	—	—
Stock-based compensation expense	—	—	2	—	2
Net Loss	—	—	—	(98)	(98)

Balance at December 31, 2008	14,358	$14	$(12)	$(98)	$(96)
Issuance of restricted Common stock	130	—	—	—	—
Stock-based compensation expense	—	—	2	—	2
Net Loss	—	—	—	(872)	(872)

Balance at December 31, 2009	14,488	$14	$(10)	$(970)	$(966)
Issuance of restricted Common stock	219	—	—	—	—
Stock-based compensation expense	—	—	4	—	4
Net Loss	—	—	—	(1,339)	(1,339)

Balance at December 31, 2010	14,707	$14	$(6)	$(2,309)	$(2,301)
Issuance of Common stock through conversion of notes payable	7,677	8	3,482	—	3,490
Issuance of restricted Common stock	61	—	—	—	—
Warrants issued with convertible notes and conversion of notes	—	—	1,111	—	1,111
Beneficial conversion feature of convertible notes payable	—	—	239	—	239
Stock-based compensation expense	—	—	9	—	9
Net Loss	—	—	—	(4,383)	(4,383)

Balance at December 31, 2011	22,445	$22	$4,835	$(6,692)	$(1,835)
Issuance of Common stock in connection with the merger	6,000	6	(6)	—	—
Issuance of Common stock through private placements in connection with the merger	13,723	14	13,709	—	13,723
Costs associated with the merger	—	—	(13,723)	—	(13,723)
Issuance of Common stock through conversion of notes payable and accrued interest in connection with the merger	1,525	2	1,524	—	1,526
Issuance of warrants to consultants	—	—	890	—	890
Issuance of Common stock from warrant exercises, net	13,424	14	10,977	—	10,991
Issuance of restricted Common stock	1,380	1	(1)	—	—
Restricted stock forfeitures	(186)	—	—	—	—
Warrant liability removed due to exercises of warrants	—	—	23,321	—	23,321
Issuances of Common stock from stock option exercises	224	—	18	—	18
Stock-based compensation expense	—	—	1,435	—	1,435
Loss on inducement to exercise warrants	—	—	1,904	—	1,904
Net Loss	—	—	—	(43,553)	(43,553)

Balance at December 31, 2012	58,535	$59	$44,883	$(50,245)	$(5,303)
Issuance of Common stock from warrant exercises, net	6,131	6	3,718	—	3,724
Issuance of restricted Common stock	55	—	—	—	—
Restricted stock forfeitures	(34)	—	—	—	—
Stock-based compensation expense	—	—	848	—	848
Expense related to modification of warrants	—	—	65	—	65
Warrant liability removed due to exercises of warrants	—	—	23,869	—	23,869
Warrant liability reclassified to equity	—	—	1,886	—	1,886
Net Loss	—	—	—	(16,120)	(16,120)

Balance at March 31, 2013	64,687	$65	$75,269	$(66,365)	$8,969
Issuance of Common stock from warrant exercises, net	1,871	2	649	—	651
Issuance of restricted Common stock	60	—	—	—	—
Restricted stock forfeitures and adjustments	(157)	—	—	—	—
Issuances of Common stock from stock option exercises	8	—	20	—	20
Issuance of Common stock through public offering	10,350	10	43,435	—	43,445
Stock-based compensation expense	—	—	2,088	—	2,088
Expense related to modification of warrants	—	—	12	—	12
Warrant liability removed due to exercises of warrants	—	—	10,147	—	10,147
Warrant liability reclassified to equity	—	—	767	—	767
Net Loss	—	—	—	(14,157)	(14,157)

Balance at September 30, 2013	76,819	$77	$132,387	$(80,522)	$51,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Period from April 19, 2007 (Inception) through September 30, 2013
Cash Flows From Operating Activities
Net income (loss)	$(14,157)	$3,093	$(80,522)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	—	—	438
Amortization of warrants issued for services	72	36	890
Depreciation and amortization	190	100	621
Loss on disposal of fixed assets	4	158	162
Amortization of debt discount	—	—	2,084
Interest accrued on convertible notes payable	—	—	495
Fair value of warrant liabilities in excess of proceeds	—	—	19,019
Change in fair value of warrant liabilities	4,811	(8,315)	26,782
Loss on inducement to exercise warrants	—	—	1,904
Expense associated with warrant modification	12	—	77
Stock-based compensation	2,088	1,281	4,388
Warrants issued in connection with exchange agreement	—	—	528
Increase (decrease) in cash resulting from changes in:
Grants receivable	101	(96)	—
Inventory	14	(283)	(737)
Prepaid expenses and other assets	(49)	12	(304)
Accounts payable	(164)	(380)	477
Accrued expenses	803	429	1,583
Deferred revenue	19	(194)	81

Net cash used in operating activities	(6,256)	(4,159)	(22,034)

Cash Flows From Investing Activities
Deposits released from restriction (restricted cash deposits)	50	(50)	(38)
Purchases of fixed assets	(176)	(250)	(1,097)
Purchases of intangible assets	—	—	(114)

Net cash used in investing activities	(126)	(300)	(1,249)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	—	—	4,630
Proceeds from issuance of common stock and warrants, net	44,096	1,768	72,534
Proceeds from exercise of stock options	20	18	38
Proceeds from issuance of related party notes payable	—	—	250
Repayment of related party notes payable	—	—	(250)
Principal payments on capital lease obligation	(5)	(4)	(14)
Repayment of convertible notes and interest payable	—	—	(110)
Deferred financing costs	—	—	(438)

Net cash provided by financing activities	44,111	1,782	76,640

Net Increase (Decrease) in Cash and Cash Equivalents	37,729	(2,677)	53,357
Cash and Cash Equivalents at Beginning of Period	15,628	10,353	—

Cash and Cash Equivalents at End of Period	$53,357	$7,676	$53,357

Supplemental Disclosure of Cash Flow Information:
Interest	$—	$—	$10
Income Taxes	$—	$—	$3

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

During the six months ended September 30, 2013, the warrant liability was reduced by approximately $10,147 as a result of warrant exercises and $767 for warrants reclassified as equity instruments.

During the period from inception through September 30, 2013, the Company issued certain convertible notes payable that included warrants. The related beneficial conversion feature, valued at $824 was classified as an equity instrument and recorded as a discount to the carrying value of the related debt. The warrants, valued at approximately $1,260, were recorded as a warrant liability and recorded as a discount to the carrying value related to debt.

During the period from inception through September 30, 2013, the Company issued 9,202,215 shares of common stock to note holders for the conversion of Convertible Notes with a principal balance totaling $4,530 and accrued interest totaling $485.

The Company issued warrants, valued at approximately $32,743, in connection with the Reverse Merger and the Private Placement during 2012. The warrants were recognized as a derivative liability.

During the period from inception through September 30, 2013, the Company purchased equipment valued at $34 through a capital lease.

During the period from inception through September 30, 2013, the Company issued 650,000 warrants to purchase shares of its common stock for consulting services. The warrants were valued at approximately $890.

During the period from inception through September 30, 2013, the warrant liability was reduced by $57,337 as a result of warrant exercises and $2,653 for warrants reclassified as equity instruments.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

1. Change in Fiscal Year End

On March 31, 2013, the Board of Directors of the Company (the “Board”) approved a change in the Company’s fiscal year end from December 31st to March 31st. As a result of this change, the Company filed a Transition Report on Form 10-KT for the three-month transition period ended March 31, 2013. References to any of the Company’s fiscal years mean the fiscal year ending March 31st of that calendar year.

2. Description of Business and Summary of Significant Accounting Policies

Nature of operations and basis of presentation

References in these notes to the unaudited condensed consolidated financial statements to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiary Organovo, Inc. The Company is developing and commercializing functional three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

As of September 30, 2013, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure. The Company has not realized significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations, stockholders’ equity (deficit) and cash flows in accordance with generally accepted accounting principles (“GAAP”). The balance sheet at March 31, 2013 is derived from the audited balance sheet at that date.

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

NYSE:MKT Listing

On July 9, 2013, the Company announced that its common stock had been approved to list on the NYSE:MKT. Shares began trading on the New York Stock Exchange on July 11, 2013. The Company continues to trade under the symbol “ONVO” but withdrew its shares from quotation on the OTC QX concurrent with listing its shares on the NYSE:MKT.

Liquidity

As of September 30, 2013, the Company had an accumulated deficit of approximately $80.5 million. The Company also had negative cash flows from operations of approximately $6.3 million during the six months ended September 30, 2013.

In August of 2013, the Company raised net proceeds of approximately $43.4 million through the sale of 10,350,000 shares of its common stock in a public offering (see Note 4).

Through September 30, 2013, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the public offering of common stock, and through revenue derived from grants or collaborative research agreements. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months.

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the condensed consolidated financial statements include those assumed in computing the valuation of warrants, revenue recognized under the proportional performance model, the valuation of stock-based compensation expense, and the valuation allowance on deferred tax assets.

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

Restricted cash

As of September 30, 2013 and March 31, 2013, the Company had approximately $38,300 and $88,300, respectively, of restricted cash deposited with a financial institution. $38,300 is held in certificates of deposit to support a letter of credit agreement related to the facility lease entered into during 2012. The additional $50,000 included in the March 31, 2013 balance represents funds held by the financial institution as a guarantee for the Company’s commercial credit cards. These funds were released from restriction during the six months ended September 30, 2013 as a result of the Company transferring its credit card program to a different financial institution.

Grant receivable

Grant receivable represents the amount due from the National Institutes of Health (“NIH”) under a research grant. The Company considers the grant receivable to be fully collectible; and accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first-out). Inventory at September 30, 2013 and March 31, 2013 consisted of approximately $74,000 and 88,000 in raw materials, respectively.

The Company provides inventory allowances based on excess or obsolete inventories determined based on anticipated use in the final product. There was no obsolete inventory reserve as of September 30, 2013 or March 31, 2013.

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

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred in the period from inception through September 30, 2013.

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

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at September 30 and March 31, 2013 (in thousands):
	Balance at September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$795	—	—	$795

	Balance at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$6,898	—	—	$6,898

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for 2012 through September 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability ($000’s)
Balance at December 31, 2011	1,267
Issuances	32,742
Adjustments to estimated fair value	9,931
Warrant liability removal due to settlements	(23,321)

Balance at December 31, 2012	20,619
Issuances	—
Adjustments to estimated fair value	12,034
Warrant liability removal due to settlements	(23,869)
Warrant liability reclassified to equity	(1,886)

Balance at March 31, 2013	$6,898
Issuances	—
Adjustments to estimated fair value	4,811
Warrant liability removal due to settlements	(10,147)
Warrant liability reclassified to equity	(767)

Balance at September 30, 2013	$795

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2013 and March 31, 2013, the Company had approximately $81,000 and $62,000, respectively, in deferred revenue related to its collaborative research programs.

Product Revenue

The Company recognizes product revenue at the time of shipment to the customer, provided all other revenue recognition criteria have been met. The Company recognizes product revenues upon shipment to distributors, provided that (i) the price is substantially fixed or determinable at the time of sale; (ii) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (iii) title and risk of loss passes to the distributor at the time of shipment; (iv) the distributor has economic substance apart from that provided by the Company; (v) the Company has no significant obligation to the distributor to bring about the resale of the products; and (vi) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

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

In December 2010, the Company entered into a 12 month research contract agreement with a third party, whereby the Company was engaged to perform research and development services on a fixed-fee basis for approximately $600,000. Based on the proportional performance criteria, total revenue recognized on the contract from inception through September 30, 2013 was approximately $600,000.

In October 2011, the Company entered into a research contract agreement with a third party, whereby the Company is performing research and development services on a fixed-fee basis for $1,365,000. The agreement included an initial payment to the Company of approximately $239,000 with remaining payments expected to occur over a twenty-one month period. On November 27, 2012, the agreement was amended to include additional research and development services, for an additional $135,000, bringing the total contract value to $1,500,000. This amendment extended the original contract (which runs concurrently) from twenty-one months to twenty-eight months. The Company recorded approximately $22,000, and $299,000 related to the research contract in recognition of the proportional performance achieved, for the three months ended September 30, 2013 and 2012, respectively and $115,000 and $558,000 for the six months ended September 30, 2013 and 2012, respectively. Total revenue recognized on the contract from inception through September 30, 2013 was approximately $1,335,500.

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

NIH and U.S. Treasury Grant Revenues

During 2010, the U.S. Treasury awarded the Company two one-time grants totaling approximately $397,000 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The grants cover reimbursement for qualifying expenses incurred by the Company in 2010 and 2009. The proceeds from these grants are classified in “Revenues — Grants” for the period from inception through September 30, 2013.

During 2012, 2010 and 2009, the NIH awarded the Company three research grants totaling approximately $558,000. Revenues from the NIH grants are based upon internal and subcontractor costs incurred that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors and as the Company incurs internal expenses that are related to the grants. Revenue recognized under these grants was approximately $0 and $95,000, for the three months ended September 30, 2013 and 2012, respectively, and $12,000 and $95,000 for the six months ended September 30, 2013 and 2012, respectively. Total revenue recorded under these grants from inception through September 30, 2013 was approximately $558,000.

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

The Company accounts for equity instruments, including restricted stock or stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value as it vests.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and six months ended September 30, 2013 and 2012, respectively, and for the period April 19, 2007 (inception) through September 30, 2013, the comprehensive income (loss) was equal to the net income (loss).

Net income (loss) per share

Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute basic income (loss) per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. Diluted net income per share includes the impact of potentially dilutive securities. In computing dilutive net income per share, in-the-money common share equivalents are calculated based on the average share price for each period using the treasury stock method. No dilutive effect was calculated for the three or six months ended September 30, 2013, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Total common stock equivalents that were excluded from computing diluted net loss per share were approximately 6.9 million for the three and six months ended September 30, 2013. The incremental dilutive common share equivalents were 11.7 million and 15.7 million for the three and six months ended September 30, 2012, respectively.

3. Derivative Liability

During 2012, in relation to the reverse Merger and the three offerings under the Private Placement, the Company issued 21,347,182 five-year warrants to purchase the Company’s common stock. In October and November 2011, the Company issued 1,500,000 five-year warrants in connection with Convertible Notes. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants of approximately $32.7 million and $1.3 million in 2012 and 2011, respectively, was recorded as a derivative liability on the issuance dates.

The Company revalues the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was approximately $0.8 million and $6.9 million, as of September 30, 2013 and March 31, 2013, respectively. The changes in fair value of the derivative liabilities for the three months ended September 30, 2013 and 2012 were an increase of approximately $4.8 million and a decrease of approximately $42.3 million, respectively, and are included in other income (expense) in the statement of operations. The changes in fair value of the derivative liabilities for the six months ended September 30, 2013 and 2012 were an increase of approximately $4.8 million and a decrease of approximately $8.3 million, respectively.

During the three months ended September 30, 2013 and 2012, 1,782,928 and 1,668,475 warrants, respectively, that were classified as derivative liabilities were exercised. During the six months ended September 30, 2013 and 2012, 1,817,928 and 1,768,475 warrants, respectively, that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. In addition, during the six months ended September 30, 2013, the Company entered into amendment agreements with certain of the warrant holders, which removed the down-round pricing protection provisions, resulting in 269,657 of these warrants being reclassified from liability instruments to equity instruments. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised and as of the modification date for the warrants that were amended, with a corresponding increase in additional paid-in capital.

The derivative liabilities were valued at the closing dates of the Private Placement and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	September 30, 2013	March 31, 2013	September 30, 2012

Closing price per share of common stock	$5.77	$3.68	$2.05
Exercise price per share	$1.00	$1.00	$1.00
Expected volatility	82.6%	88.8%	102.7%
Risk-free interest rate	0.63%	0.57%	0.62%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	3.44	3.88	4.42

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

On August 2, 2013, the Company, entered into an Underwriting Agreement (the “Underwriting Agreement”) with Lazard Capital Markets LLC, acting as representative of the underwriters named in the Underwriting Agreement (the “Underwriters”) and joint book-runner with Oppenheimer & Co. Inc., relating to the issuance and sale of 10,350,000 shares of the Company’s common stock, which includes the issuance and sale of 1,350,000 shares pursuant to an overallotment option exercised by the Underwriters on August 5, 2013. JMP Securities LLC and Maxim Group LLC each acted as co-managers for the offering. The price to the public in the Offering was $4.50 per share, and the Underwriters purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $4.23 per share. The net proceeds to the Company from the Offering were approximately $43.4 million, after deducting underwriting discounts and commissions and other offering expenses of $3.1 million payable by the Company, including the Underwriters’ exercise of the overallotment option. The transactions contemplated by the Underwriting Agreement closed on August 7, 2013.

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

In addition, during the three months ended September 30, 2013 and 2012, the Company issued 1,670,851 and 1,673,247 shares of common stock upon exercise of 2,026,428 and 1,675,975 warrants, respectively, as a result of certain warrant holders utilizing the cashless exercise provisions of their warrants. During the six months ended September 30, 2013 and 2012, the Company issued 1,870,986 and 1,810,831 shares of common stock upon the exercise of 2,278,557 and 1,820,975 warrants, respectively, as a result of certain warrant holders utilizing the cashless exercise provisions of their warrants.

Restricted stock awards

In May 2008, the Board of Directors of the Company approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan authorized the issuance of up to 1,521,584 common shares for awards of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock award units, and stock appreciation rights. The 2008 Plan terminates on July 1, 2018. No shares were issued under the 2008 Plan during 2012 or the six months ended September 30, 2013, and the Company does not intend to issue any additional shares from the 2008 Plan in the future.

From 2008 through December 31, 2011, the Company issued a total of 1,258,934 shares of restricted common stock to various employees, advisors, and consultants of the Company. Of those shares, 1,086,662 were issued under the 2008 Plan and the remaining 172,272 shares were issued outside the plan.

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. In August 2013, the Board of Directors of the Company approved an amendment to the 2012 Plan to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares, for an aggregate of 11,553,996 shares issuable under the 2012 Plan. The 2012 Plan terminates ten years after its adoption.

There were 1,380,000 shares of restricted stock issued during the three and six months ended September 30, 2012, respectively. There were no shares of restricted stock cancelled due to terminations during the three and six months ended September 30, 2012.

During the six months ended September 30, 2013, the Company issued an aggregate of 60,000 restricted stock units with immediate vesting to a consultant.

During the three months ended September 30, 2013, there were 160,540 shares of restricted stock cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 296,250 restricted stock units. Upon the return of the common stock, 160,540 stock options with immediate vesting were granted to the individuals at the vesting date market value strike price.

A summary of the Company’s restricted stock award activity for 2012 through September 30, 2013 is as follows:

Number of Shares
Unvested at December 31, 2011	1,111,295
Granted	1,380,000
Vested	(1,143,735)
Canceled / forfeited	(185,516)

Unvested at December 31, 2012	1,162,044
Granted	55,000
Vested	(196,612)
Canceled / forfeited	(34,690)

Unvested at March 31, 2013	985,742
Granted	60,000
Vested	(356,250)
Canceled / forfeited	—

Unvested at September 30, 2013	689,492

The fair value of each restricted common stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $131,000 and $998,000 during the three months ended September 30, 2013 and 2012, respectively and approximately $533,000 and $998,000 for the six months ended September 30, 2013 and 2012, respectively. The Company recorded restricted stock-based compensation expense of approximately $1,854,000 for the period from April 19, 2007 (inception) through September 30, 2013. Expense included approximately $4,000 and $84,000 for research and development during the three months ended September 30, 2013 and 2012, respectively and $8,000 and $84,000 for the six months ended September 30, 2013 and 2012, respectively. General and administrative expense was $127,000 and $914,000 for the three months ended September 30, 2013 and 2012, respectively, and $525,000 and $914,000 for the six months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, total unrecognized restricted stock-based compensation expense was approximately $1,030,000, which will be recognized over a weighted average period of 1.92 years.

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

Under the 2012 Plan, 229,540 and 1,296,903 incentive stock options were issued during the three months ended September 30, 2013 and 2012, respectively, and 281,040 and 1,602,561 incentive stock options were issued during the six months ended September 30, 2013 and 2012, respectively, at various exercise prices, a quarter of which will vest on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, ratably over the remaining 36 month terms and the remaining options vest immediately at the date of grant. The Company also issued 246,000 and 126,000 non-qualified stock option grants during the three months ended September 30, 2013 and 2012, respectively, and 291,500 and 126,000 non-qualified options were issued during the six months ended September 30, 2013 and 2012 respectively, which vest on the one year anniversary of the grant date or quarterly over three years.

A summary of the Company’s stock option activity for 2012 through September 30, 2013 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	896,256	$0.08	—
Options granted	2,023,394	$1.95
Options canceled	(5,000)	$2.25
Options exercised	(224,064)	$0.08	$564,641

Outstanding at December 31, 2012	2,690,586	$1.48	$3,041,476
Options granted	927,981	$3.93
Options canceled	—	—
Options exercised	—	—	—

Outstanding at March 31, 2013	3,618,567	$2.11	$5,909,154
Options granted	574,540	$5.09
Options canceled	(10,855)	3.85
Options exercised	(7,300)	$2.73	$22,192

Outstanding at September 30, 2013	4,174,952	$2.52	$13,631,682

Vested and Exercisable at September 30, 2013	1,395,841	$1.85	$5,477,584

The weighted-average remaining contractual term of options exercisable and outstanding at September 30, 2013 was approximately 8.7 years and 8.9 years, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Dividend yield	—	—	—	—
Volatility	82.6%	96.21%	84.82%	80.49%
Risk-free interest rate	0.63%	0.816%	0.842%	1.012%
Expected life of options	6.00 years	6.04 years	6.00 years	6.04 years
Weighted average grant date fair value	$4.00	$1.32	$3.81	$1.39

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

The total stock option-based compensation recorded as operating expense was approximately $1,155,000 and $244,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,555,000 and $283,000 for the six months ended September 30, 2013 and 2012, respectively. The Company recorded stock-based compensation expense of approximately $2,534,000 for the period from April 19, 2007 (inception) through September 30, 2013. Expense included approximately $66,000 and $16,000 for research and development during the three months ended September 30, 2013 and 2012, respectively, and $133,000 and $51,000 for the six months ended September 30, 2013 and 2012, respectively. General and administrative expense was approximately $1,089,000 and $228,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,422,000 and $232,000 for the six months ended September 30, 2013 and 2012, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2013 was approximately $5,406,000 and the weighted average period over which these grants are expected to vest is 3.8 years.

Warrants

During the three months ended September 30, 2013 and 2012, 1,782,928 and 7,500 warrants were exercised through a cashless exercise provision for issuance of 1,427,351 and 4,772 shares of common stock, respectively. During the six months ended September 30, 2013 and 2012, 2,035,057 and 52,500 warrants were exercised through a cashless exercise provision for issuance of 1,627,486 and 42,356 shares of common stock, respectively. During the three and six months ended September 30, 2013, 243,500 warrants were exercised at prices of $2.28 and $3.24 for total proceeds of $651,180, and during the three and six months ended September 30, 2012, 1,668,475 and 1,768,475 warrants, respectively, were exercised at $1.00 for total proceeds of $1,668,475 and $1,768,475, respectively.

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

1,782,928 and 1,668,475 of the warrants exercised during the three months ended September 30, 2013 and 2012, and 1,817,928 and 1,768,475 of the warrants exercised during the six months ended September 30, 2013 and 2012, respectively, were derivative liabilities and were valued at the settlement date. For the three months ended September 30, 2013 and 2012, and the six months ended September 30, 2013 and 2012, respectively, $10,018,000, $2,854,000, $10,147,000 and $3,728,000 of the warrant liability was removed due to the exercise of warrants. See Note 3.

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

During April 2013, the Company entered into amendment agreements for 269,657 warrants to purchase common stock which reduced the exercise price of the warrants from $1.00 to $0.85 and removed the down-round price protection provision of the warrant agreement related to the adjustment of exercise price upon issuance of additional shares of common stock. As a result of the removal of the down-round price protection provision, the warrants were reclassified from liability to equity instruments at their fair value of $767,000. The Company determined the incremental expense associated with the modification based on the fair value of the awards prior to and subsequent to the modification. The fair value of the awards subsequent to modification was calculated using the Black-Scholes model. The incremental expense associated with the modification of approximately $12,000 was recognized as interest expense for the six months ended September 30, 2013.

Additionally, during the year ended December 31, 2012, the Company entered into four agreements with consultants for services. In connection with the agreements, the Company issued a total of 650,000 warrants to purchase common stock, at prices ranging from $1.70 to $3.24, with lives ranging from two to five years, to be earned over service periods of up to six months. The fair value of the warrants was estimated to be approximately $890,000, which was recognized as a prepaid asset and was amortized over the term of the consulting agreements. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using volatility rates ranging from 79.8% to 103.8% and risk-free interest rate factors ranging from 0.24% to 0.63%, were used to determine the value. The value has been amortized over the term of the agreements. The Company recognized approximately $72,000 and $890,000 during the six months ended September 30, 2013 and for the period from April 19, 2007 (inception) through September 30, 2013, respectively, related to these services.

The following table summarizes warrant activity for 2012 through September 30, 2013:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2011	2,909,750	$1.00
Granted	21,997,182	$1.04
Exercised	(13,532,487)	$0.84

Balance at December 31, 2012	11,374,445	$1.08
Granted	—	—
Exercised	(7,090,556)	$1.01

Balance at March 31, 2013	4,283,889	$1.17
Granted	—	—
Exercised	(2,278,557)	$1.18

Balance at September 30, 2013	2,005,332	$1.15

The warrants outstanding at September 30, 2013 are immediately exercisable at prices between $0.85 and $2.28 per share, and have a weighted average remaining term of approximately 3.19 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at September 30, 2013:

Common stock warrants outstanding	2,005,332
Common stock options outstanding under the 2008 Plan	672,192
Common stock options outstanding and reserved under the 2012 Plan	9,765,870

Total	12,443,394

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

Rent expense was approximately $105,000 and $105,000 for the three months ended September 30, 2013 and 2012, respectively, $210,000 and $157,000 for the six months ended September 30, 2013 and 2012, respectively, and $966,000 for the period from April 19, 2007 (inception) through September 30, 2013.

On February 27, 2012, the Company entered into a facilities lease at 6275 Nancy Ridge Drive, San Diego, CA 92121, with occupancy as of July 15, 2012. The base rent under the lease is approximately $38,800 per month with 3% annual escalators. The lease term is 48 months with an option for the Company to extend the lease at the end of the lease term.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2013, are as follows (in thousands):

Fiscal year ended March 31, 2014	$242
Fiscal year ended March 31, 2015	493
Fiscal year ended March 31, 2016	506
Fiscal year ended March 31, 2017	170
Fiscal year ended March 31, 2018	—

Total	$1,411

Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims and pending and potential legal actions arising out of the normal conduct of its business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in its financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the monetary significance any such losses, damages or remedies may have on our condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

Spencer Trask Matter. On June 28, 2013, the Company filed a lawsuit for declaratory relief in the Supreme Court for the State of New York (case # 652305/2013) against Spencer Trask Ventures, Inc. (“STV” or “Spencer Trask”) in connection with a Warrant Solicitation Agency Agreement (the “WSAA”) that the Company entered into with STV in February 2013 (the “New York Action”). In the New York Action, the Company is seeking a declaration that the WSAA remains a valid and enforceable agreement. Over the course of several weeks in February 2013, Organovo and STV, through their respective attorneys, negotiated the WSAA pursuant to which the Company engaged STV as the Company’s warrant solicitation agent in connection with the Company’s efforts to solicit the exercise of outstanding Organovo warrants during the first quarter of 2013. STV’s President signed the WSAA on behalf of STV, and the Company’s CEO executed the agreement on behalf of Organovo. Spencer Trask provided services to the Company pursuant to the WSAA, and the Company has paid STV for those services.

The Company’s dispute with Spencer Trask arose in March 2013 after the Company approached Spencer Trask about exercising its outstanding warrants to help the Company qualify for up listing its common stock on the NYSE:MKT. Previously, Spencer Trask had not asserted any claims for additional compensation as a result of the warrant tender offer the Company completed in December 2012. In March 2013, the Company received two demand letters from STV, and a demand for arbitration notice in June 2013. In the first demand letter, STV alleges that it is entitled to compensation (including a cash fee and warrants to purchase common stock) as a result of the warrant tender offer the Company completed in December 2012 and as a result of the notice of warrant redemption the Company completed in March 2013. In the second letter, STV alleges it is entitled to damages because the Company allegedly violated confidentiality provisions in the Placement Agency Agreement (the “PAA”) the Company had previously entered into with STV in December 2012 in connection with the private placement financings the Company completed in February and March 2012 (the “Private Placements”), by contacting the warrant holders who participated in the warrant tender offer. In response, on June 28, 2013, the Company filed a lawsuit for declaratory relief in the Supreme Court for the State of New York against STV. The Company’s tender offer was made to warrant holders of record relating to warrants already owned by them and whose identity was public information via a Registration Statement on Form S-1 the Company was required to file to register the resale of the shares underlying their warrants. For these and other reasons, including applicability of the WSAA, the Company believes STV is not entitled to compensation under the PAA and there was no violation of confidentiality. The Company received notice on August 5, 2013 that STV had filed its arbitration demand with the arbitrator. On July 8, 2013, the Company filed a motion to stay the arbitration pending determination of the New York Action. On July 26, 2013, Spencer Trask filed a cross-motion to stay the New York Action pending conclusion of the arbitration. The Company’s motion and Spencer Trask’s cross-motion have been fully briefed. The court has not yet set a hearing date for the motion or cross-motion or issued a ruling.

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

7. Subsequent Events

On October 8, 2013, Organovo, Inc. signed a Letter of Intent with ARE — SD Region No. 25, LLC, the current landlord, proposing to enter into a lease amendment to expand the leasable premises at its current location, 6275 Nancy Ridge Drive, San Diego, CA. Terms of the agreement have yet to be finalized.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Transition Report filed on Form 10-KT for the transition period ended March 31, 2013. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under “Risk Factors” in Item 1A of our Form 10-KT, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Overview

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through September 30, 2013 were devoted primarily to developing functional three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

As of September 30, 2013, Organovo, Inc. has devoted substantially all of its efforts to product development, raising capital and building infrastructure. Organovo, Inc. has not, as of that date, realized significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, valuation of long-lived assets and warrant liability, share-based compensation and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

For further information, refer to the Company’s audited financial statements and notes thereto included in the Transition Report on Form 10-KT for the transition period ended March 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2013.

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Revenues

For the three months ended September 30, 2013, total revenues of less than $0.1 million were $0.4 million or 95% below the approximately $0.5 million in revenues for the same period in 2012. Collaborative research revenues for the three months ended September 30, 2013 of less than $0.1 million decreased $0.3 million or 94% from the same period of prior year of approximately $0.4 million in revenues. This decrease reflects a declining schedule of payments under existing collaborative agreements, and a lack of revenue contribution to date from recently signed agreements.

Operating Expenses

Overview

Operating expenses increased approximately $1.5 million or 37% in the three months ended September 30, 2013 over the same period in 2012, from approximately $4.1 million in 2012 to $5.6 million in 2013. Most significantly, relative to the same period in the prior year, the Company invested in building its research, development and administrative staff, increasing its headcount from twenty-six full-time employees as of September 30, 2012 to thirty-six full-time employees as of September 30, 2013. This resulted in an increase in payroll and benefits expenses of approximately $1.2 million or 95% over the same period in 2012. In addition, corporate expenses increased approximately $0.3 million due to an increased number of regulatory filings and Board meetings related to the Company’s up listing to the NYSE:MKT, its annual shareholder meeting and related proxy materials, the public offering completed during the quarter, as well as the addition of a fifth Board member in 2013.

Research and Development Expenses

For the three months ended September 30, 2013, research and development expenses increased by approximately $0.5 million or 45% over the same period in 2012, as the Company increased its research staff to support its obligations under certain collaborative research agreements and to expand its product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from seventeen full-time employees as of September 30, 2012 to twenty-four full-time employees as of September 30, 2013. In addition to the incremental payroll and benefits expense of approximately $0.2 million resulting from increased staffing levels, the Company increased its spending on lab equipment, supplies and contracted services in proportion to its increased research activities.

General and Administrative Expenses

For the three months ended September 30, 2013, general and administrative expenses were approximately $4.0 million, an increase of $1.0 million or 33%, over expenses in the same period of 2012 of approximately $3.0 million. $0.2 million of the additional expense can be attributed to an increase in administrative headcount from nine full-time employees to twelve full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-derived product introductions, while $0.7 million of the increase is attributable to employee payroll taxes remitted by the Company related to the vesting of restricted stock units previously issued to certain of its executives. In addition, overall corporate expenses increased approximately $0.3 million due to an increased number of regulatory filings and Board meetings related to the Company’s up listing to the NYSE:MKT, its annual shareholder meeting and related proxy materials, the public offering completed during the quarter, as well as the addition of a fifth Board member in 2013. These increases were partially offset by a decrease in contracted services as certain activities were brought in house with the additional administrative headcount.

Other Income (Expense)

The approximate $46.9 million decrease in other income (expense) for the three month period ending September 30, 2013 compared to the same period of the prior year, was primarily related to the change in fair value associated with the warrants issued in our 2012 Private Placement. During the first quarter of calendar 2012, we issued warrants to purchase 6,099,195 shares of our common stock to the placement agent and warrants to purchase 15,247,987 shares of our common stock to investors in the Private Placement. The warrants issued to the placement agent and Private Placement investors were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. As a result of decreasing stock prices during the three months ended September 30, 2012, the fair value of the derivative liability decreased significantly, resulting in the recognition of other income of approximately $42.3 million. The majority of the underlying warrants have been exercised prior to September 30, 2013 or modified and reclassified as equity instruments. The increase in the fair value of the warrant liability during the three months ended September 30, 2013 was $4.8 million, which was recognized to other expense during the period. The Company will continue to revalue the derivative liability at each balance sheet date until the securities to which the derivative liabilities relate are exercised or expire. In addition, the Company disposed of property, plant and equipment during the three months ended September 30, 2012, resulting in a loss on disposal of $0.2 million, while there were no significant disposals during the three months ended September 30, 2013.

Comparison of the six months ended September 30, 2013 and 2012

Revenues

For the six months ended September 30, 2013, total revenues of approximately $0.1 million were $0.6 million or 86% below the approximately $0.7 million in revenues for the same period in 2012. Collaborative research revenues for the six months ended September 30, 2013 of approximately $0.1 million decreased $0.5 million or 83% from the same period of prior year of approximately $0.6 million in revenues. This decrease reflects a declining schedule of payments under existing collaborative agreements, and a lack of revenue contribution to date from recently signed agreements.

Operating Expenses

Overview

Operating expenses increased approximately $3.7 million or 64% in the six months ended September 30, 2013 over the same period in 2012, from approximately $5.8 million in 2012 to $9.5 million in 2013. Most significantly, relative to the same period in the prior year, the Company invested in building its research, development and administrative staff, increasing its headcount from twenty-six full-time employees as of September 30, 2012 to thirty-six full-time employees as of September 30, 2013. This resulted in an increase in payroll and benefits expenses of approximately $1.8 million or 88% over the same period in 2012. In addition, stock-based compensation increased approximately $0.8 million from $1.3 million to $2.1 million for the same period due to the increase in grants for additional staffing, common stock granted to consultants and the increase in expense due to the fair value increase from exercise prices that have risen with the underlying stock price. Costs associated with being a public company increased approximately $0.7 million due to additional SEC financial reporting, corporate governance, audit and listing fees, including the Company’s up listing to the NYSE:MKT and raising additional capital through a public offering during the six months ended September 30, 2013. In addition, facility costs increased approximately $0.1 million due to the Company’s relocation of its headquarters to a larger facility in July 2012, and lab supplies and contracted services increased $0.2 million due to an increase in ongoing research activities.

Research and Development Expenses

For the six months ended September 30, 2013, research and development expenses increased by approximately $1.3 million or 74% over the same period in 2012, as the Company significantly increased its research staff to support its obligations under certain collaborative research agreements and to expand product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from seventeen full-time employees as of September 30, 2012 to twenty-four full-time employees as of September 30, 2013. In addition to the incremental payroll and benefits resulting from increased staffing levels, the Company increased its spending on lab equipment, supplies and contracted services in proportion to its increased research activities.

General and Administrative Expenses

For the six months ended September 30, 2013, general and administrative expenses were approximately $6.4 million, an increase of $2.4 million or 60% over expenses in the same period of 2012 of approximately $4.0 million. Increased staffing expense of more than $1.2 million was due to the headcount increase from nine full-time employees to twelve full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-derived product introductions and the inclusion of $0.7 million more in payroll taxes related to the vesting of restricted stock units the Company previously granted to certain of its executives. In addition, stock-based compensation costs increased $0.8 million due to the increase in grants for new staff, common stock granted to consultants and the increase in expense due to the fair value increases that have risen with the underlying stock price. The remainder of the increase in general and administrative expense is primarily due to additional SEC financial reporting, corporate governance, audit and listing fees, including the Company up listing to the NYSE:MKT and raising additional capital through a public offering during the six months ended September 30, 2013.

Other Income (Expense)

The approximate $13.0 million increase in other expense for the six month period ending September 30, 2013 compared to the same period of the prior year, was primarily related to the change in fair value of the warrants issued in our 2012 Private Placement. During the first quarter of calendar 2012 the Company issued warrants to purchase 6,099,195 shares of its common stock to the placement agent and warrants to purchase 15,247,987 shares of our common stock to investors in the Private Placement. The warrants issued to the placement agent and Private Placement investors were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. As a result of decreasing stock prices during the six months ended September 30, 2012, the fair value of the derivative liability decreased by $8.3 million, which was recorded as other income. As a result of increasing stock prices during the six months ended September 30, 2013, the fair value of the derivative liability increased by $4.8 million, resulting in a charge to other expense. The majority of the underlying warrants have been exercised prior to September 30, 2013 or modified and reclassified as equity instruments. The Company will continue to revalue the derivative liability at each balance sheet date until the securities to which the derivative liabilities relate are exercised or expire. In addition, the Company disposed of property, plant and equipment during the six months ended September 30, 2012, resulting in a loss on disposal of $0.2 million, while there were no significant disposals during the six months ended September 30, 2013.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to research and development, business planning, raising capital, recruiting management and technical staff, and acquiring operating assets. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company incurred negative cash flows from operations. As of September 30, 2013, the Company had cash and cash equivalents of approximately $53.4 million and an accumulated deficit of $80.5 million. The Company also had negative cash flow from operations of $6.3 million during the six months ended September 30, 2013. At March 31, 2013, the Company had cash and cash equivalents of approximately $15.6 million and an accumulated deficit of $66.4 million.

At September 30, 2013, the Company had total current assets of approximately $53.7 million and current liabilities of approximately $2.9 million, resulting in working capital of $50.8 million. At March 31, 2013, we had total current assets of approximately $16.1 million and current liabilities of approximately $8.4 million, resulting in working capital of $7.7 million.

Net cash used by operating activities for the six months ended September 30, 2013 was approximately $6.3 million as compared to $4.2 million used in operating activities for the six months ended September 30, 2012. This $2.1 million increase in cash usage is primarily attributable to a $0.6 million decrease in revenues and a $3.7 million increase in operating expenses, partially offset by a $0.6 million increase in accounts payable and accrued expenses, $0.2 million less of revenue deferred during the six months ended September 30, 2013, a $0.2 million decrease in grants receivable, a $0.3 million decrease in inventory purchases and an increase in non-cash items included in operating expense of $0.8 million of share-based compensation expense and $0.1 million of depreciation and amortization expense.

Net cash used in investing activities was approximately $0.1 million and $0.3 million for the six months ended September 30, 2013 and September 30, 2012, respectively.

Net cash provided by financing activities increased from approximately $1.8 million provided during the six months ended September 30, 2012 to $44.1 million provided during the six months ended September 30, 2013. This increase was primarily due to the inclusion of $43.4 million in net proceeds from the issuance of common stock in the six months ended September 30, 2013.

We believe our cash and cash equivalents on hand as of September 30, 2013, together with amounts to be received from our collaborative research agreements, should be sufficient to fund our ongoing operations as currently planned for at least the next twelve months. Through September 30, 2013, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through a public offering, and from revenue derived from grants or collaborative research agreements.

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

As of September 30, 2013, the Company had 76,818,625 total issued and outstanding shares of Common Stock, and five year warrants for the opportunity to purchase an additional 1,698,832 shares of Common Stock at exercise prices between $0.85 and $1.00 per share and 306,500 warrants with terms between two and five years and exercise prices between $2.21 and $2.28 per share. If all warrants were exercised on a cash basis, the Company would realize approximately $2.3 million additional gross proceeds.

The 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding Common Stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 11,553,986 shares, or approximately 16% of our outstanding Common Stock, to executive officers, directors, advisory board members, employees and consultants. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2008 and 2012 incentive plans total 89,262,019 shares of common stock as of September 30, 2013.

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

See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements within this September 30, 2013 Form 10-Q for a further discussion of our legal proceedings.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibit No,	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 8, 2012, by and among Organovo Holdings, Inc. a Delaware corporation, Organovo Acquisition Corp., a Delaware corporation and Organovo, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.2	Certificate of Merger as filed with the Delaware Secretary of State effective February 8, 2012 (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.3	Articles of Merger as filed with the Nevada Secretary of State effective December 28, 2011 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2012 (the “February 2012 Form 8-K”)

2.4	Agreement and Plan of Merger, dated as of December 28, 2011, by and between Real Estate Restoration and Rental, Inc. and Organovo Holdings, Inc. (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2012)

2.5	Certificate of Merger as filed with the Delaware Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.3 to the February 2012 Form 8-K)

2.6	Agreement and Plan of Merger, dated as of January 30, 2012, by and between Organovo Holdings, Inc. (Nevada) and Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 2.2 to the February 2012 Form 8-K)

2.7	Articles of Merger as filed with the Nevada Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.4 to the February 2012 Form 8-K)

3.1	Certificate of Incorporation of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.1 to the February 2012 Form 8-K)

3.2	Bylaws of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.2 to the February 2012 Form 8-K)

4.1	Form of Bridge Warrant of Organovo, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.2	Form of Bridge Promissory Note of Organovo, Inc. (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.3	Form of Warrant of Organovo, Inc. issued to former holders of Organovo, Inc. promissory notes (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.4	Form of Investor Warrant of Organovo Holdings, Inc. (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.5	Form of Warrant of Organovo Holdings, Inc. ($1.00 exercise price) issued to Placement Agent (incorporated by reference from Exhibit 4.2(i) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.6	Form of Warrant of Organovo, Inc. ($1.00 exercise price) issued to Selling Agent (incorporated by reference from Exhibit 4.2(ii) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.7	Form of Warrant of Organovo Holdings, Inc. ($1.00 exercise price) issued to Placement Agent in exchange for Organovo, Inc. warrant issued to Selling Agent (incorporated by reference from Exhibit 4.2(iii) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.8	Form of Warrant of Organovo Holdings, Inc. issued to former holders of Organovo, Inc. promissory notes (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.9	Form of New Bridge Warrant (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

Exhibit No,	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101†	Interactive Data File*

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information included herewith is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: November 8, 2013	By:	/s/ Keith Murphy
		Name:	Keith Murphy
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Barry Michaels
		Name:	Barry Michaels
		Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)