Form 10-Q
period 2013-12-31
ORGANOVO HOLDINGS, INC.
filed 2014-02-06
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35996

Organovo Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1488943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6275 Nancy Ridge Drive, Suite 110, San Diego, CA 92121	(858) 224-1000
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

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

As of February 1, 2014, a total of 77,816,787 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Organovo Holdings, Inc.

INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of December 31, 2013 (Unaudited) and March 31, 2013 (Audited)	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2013 and 2012 and April 19, 2007 (Inception) through December 31, 2013	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for April 19, 2007 (Inception) through December 31, 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2013 and 2012 and April 19, 2007 (Inception) through December 31, 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosure	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Organovo Holdings, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

(in thousands except per share data)

	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$49,818	$15,628
Grant receivable	7	101
Inventory	82	88
Prepaid expenses and other current assets	622	327

Total current assets	50,529	16,144
Fixed assets—Net	915	1,045
Restricted cash	79	88
Other assets—Net	92	98

Total assets	$51,615	$17,375

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$311	$641
Accrued expenses	1,559	780
Deferred revenue	15	53
Capital lease obligation	10	10
Warrant liabilities	1,006	6,898

Total current liabilities	2,901	8,382
Deferred revenue, net of current portion	5	9
Capital lease obligation, net of current portion	8	15

Total liabilities	$2,914	$8,406
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 77,424,956 and 64,686,919 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	77	65
Additional paid-in capital	134,355	75,269
Deficit accumulated during the development stage	(85,731)	(66,365)

Total stockholders’ equity	48,701	8,969

Total Liabilities and Stockholders’ Equity	$51,615	$17,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Operations

(in thousands except per share data)

					Period from
					April 19, 2007
					(Inception)
	Three Months Ended December 31,		Nine Months Ended December 31,		Through
	2013	2012	2013	2012	December 31, 2013
Revenues
Product	$—	$—	$—	$—	$224
Collaborations	97	282	214	915	2,110
Grants	38	67	50	162	993

Total Revenues	135	349	264	1,077	3,327
Cost of product revenue	—	—	—	—	134
Selling, general, and administrative expenses	2,402	2,141	8,807	6,178	21,346
Research and development expenses	2,359	1,130	5,420	2,889	13,502

Loss from Operations	(4,626)	(2,922)	(13,963)	(7,990)	(31,655)

Other Income (Expense)
Fair value of warrant liabilities in excess of proceeds received	—	—	—	—	(19,019)
Change in fair value of warrant liabilities	(586)	(4,740)	(5,397)	3,575	(27,369)
Financing transaction costs in excess of proceeds received	—	—	—	—	(2,130)
Loss on inducement to exercise warrants	—	(1,904)	—	(1,904)	(1,904)
Gain (loss) on disposal of fixed assets	—	—	(4)	(158)	(162)
Interest expense	—	—	(13)	—	(3,484)
Interest income	4	2	11	5	22
Other income (expense)	—	—	—	—	(30)

Total Other Income (Expense)	(582)	(6,642)	(5,403)	1,518	(54,076)

Net loss	$(5,208)	$(9,564)	$(19,366)	$(6,472)	$(85,731)

Net loss per common share—basic and diluted	$(0.07)	$(0.20)	$(0.27)	$(0.14)
Weighted average shares used in computing net loss per common share—basic and diluted	77,235,976	48,428,186	71,606,724	45,224,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (in thousands)

Period from April 19, 2007 (Inception) through December 31, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at inception (April 19, 2007)	—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2007	—	$—	$—	$—	$—
Issuance of common stock to founders	1,730	2	(2)	—	—
Issuance of restricted common stock	12,628	12	(12)	—	—
Stock-based compensation expense	—	—	2	—	2
Net loss	—	—	—	(98)	(98)

Balance at December 31, 2008	14,358	$14	$(12)	$(98)	$(96)
Issuance of restricted common stock	130	—	—	—	—
Stock-based compensation expense	—	—	2	—	2
Net loss	—	—	—	(872)	(872)

Balance at December 31, 2009	14,488	$14	$(10)	$(970)	$(966)
Issuance of restricted common stock	219	—	—	—	—
Stock-based compensation expense	—	—	4	—	4
Net loss	—	—	—	(1,339)	(1,339)

Balance at December 31, 2010	14,707	$14	$(6)	$(2,309)	$(2,301)
Issuance of common stock through conversion of notes payable	7,677	8	3,482	—	3,490
Issuance of restricted common stock	61	—	—	—	—
Warrants issued with convertible notes and conversion of notes	—	—	1,111	—	1,111
Beneficial conversion feature of convertible notes payable	—	—	239	—	239
Stock-based compensation expense	—	—	9	—	9
Net loss	—	—	—	(4,383)	(4,383)

Balance at December 31, 2011	22,445	$22	$4,835	$(6,692)	$(1,835)
Issuance of common stock in connection with the merger	6,000	6	(6)	—	—
Issuance of common stock through private placements in connection with the merger	13,723	14	13,709	—	13,723
Costs associated with the merger	—	—	(13,723)	—	(13,723)
Issuance of common stock through conversion of notes payable and accrued interest in connection with the merger	1,525	2	1,524	—	1,526
Issuance of warrants to consultants	—	—	890	—	890
Issuance of common stock from warrant exercises, net	13,424	14	10,977	—	10,991
Warrant liability removed due to exercise of warrants	—	—	23,321	—	23,321
Stock option exercises	224	—	18	—	18
Issuance of restricted common stock	1,380	1	(1)	—	—
Restricted stock forfeitures	(186)	—	—	—	—
Stock-based compensation expense	—	—	1,435	—	1,435
Loss on inducement to exercise warrants	—	—	1,904	—	1,904
Net loss	—	—	—	(43,553)	(43,553)

Balance at December 31, 2012	58,535	$59	$44,883	$(50,245)	$(5,303)
Issuance of common stock from warrant exercises, net	6,131	6	3,718	—	3,724
Issuance of restricted common stock	55	—	—	—	—
Restricted stock forfeitures	(34)	—	—	—	—
Stock-based compensation expense	—	—	848	—	848
Expense related to modification of warrants	—	—	65	—	65
Warrant liability removed due to exercises of warrants	—	—	23,869	—	23,869
Warrant liability reclassified to equity	—	—	1,886	—	1,886
Net loss	—	—	—	(16,120)	(16,120)

Balance at March 31, 2013	64,687	$65	$75,269	$(66,365)	$8,969
Issuance of warrants to consultant	—	—	452	—	452
Issuance of common stock from warrant exercises, net	2,404	2	933	—	935
Warrant liability removed due to exercises of warrants	—	—	10,522	—	10,522
Warrant liability reclassified to equity	—	—	767	—	767
Stock option exercises	84	—	195	—	195
Issuance of restricted common stock	60	—	—	—	—
Restricted stock forfeitures/adjustment	(160)	—	—	—	—
Stock-based compensation expense	—	—	2,840	—	2,840
Expense related to modification of warrants	—	—	12	—	12
Issuance of common stock from public offering	10,350	10	43,365		43,375
Net loss	—	—		(19,366)	(19,366)

Balance at December 31, 2013	77,425	$77	$134,355	$(85,731)	$48,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

(A development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	Period from April 19, 2007 (Inception) Through December 31, 2013
Cash Flows From Operating Activities
Net loss	$(19,366)	$(6,472)	$(85,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	—	—	438
Loss on disposal of fixed assets	4	158	162
Depreciation and amortization	288	178	719
Amortization of debt discount	—	—	2,084
Interest accrued on convertible notes payable	—	—	495
Fair value of warrant liabilities in excess of proceeds	—	—	19,019
Change in fair value of warrant liabilities	5,397	(3,575)	27,369
Loss on inducement to exercise warrants	—	1,904	1,904
Expense associated with warrant modification	12	—	77
Stock-based compensation	2,840	1,431	5,140
Amortization of warrants issued for services	182	556	999
Warrants issued in connection with exchange agreement	—	—	528
Increase (decrease) in cash resulting from changes in:		—
Grants receivable	94	(162)	(7)
Inventory	6	(414)	(745)
Prepaid expenses and other assets	(25)	(36)	(280)
Accounts payable	(330)	(16)	311
Accrued expenses	779	580	1,559
Deferred revenue	(42)	(269)	20

Net cash used in operating activities	(10,161)	(6,137)	(25,939)

Cash Flows From Investing Activities
Deposits released from restriction (restricted cash deposits)	9	(50)	(79)
Purchases of fixed assets	(156)	(351)	(1,077)
Purchases of intangible assets	—	—	(114)

Net cash used in investing activities	(147)	(401)	(1,270)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	—	—	4,630
Proceeds from issuance of common stock and exercise of warrants, net	44,310	10,991	72,748
Proceeds from exercise of stock options	195	18	213
Proceeds from issuance of related party notes payable	—	—	250
Principal payments on capital lease obligation	(7)	(7)	(16)
Repayment of related party notes payable	—	—	(250)
Repayment of convertible notes and interest payable	—	—	(110)
Deferred financing costs	—	—	(438)

Net cash provided by financing activities	44,498	11,002	77,027

Net Increase in Cash and Cash Equivalents	34,190	4,464	49,818
Cash and Cash Equivalents at Beginning of Period	15,628	10,353	—

Cash and Cash Equivalents at End of Period	$49,818	$14,817	$49,818

Supplemental Disclosure of Cash Flow Information:
Interest	$—	$—	$10
Income Taxes	$—	$—	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

During the nine months ended December 31, 2013, the warrant liability was reduced by approximately $10,522 as a result of warrant exercises and $767 for warrants reclassified as equity instruments.

During the period from inception through December 31, 2013, the Company issued certain convertible notes payable that included warrants. The related beneficial conversion feature, valued at $824 was classified as an equity instrument and recorded as a discount to the carrying value of the related debt. The warrants, valued at approximately $1,260, were recorded as a warrant liability and recorded as a discount to the carrying value related to debt.

During the period from inception through December 31, 2013, the Company issued 9,202,215 shares of common stock to note holders for the conversion of Convertible Notes with a principal balance totaling $4,530 and accrued interest totaling $485.

The Company issued warrants, valued at approximately $32,743, in connection with the Reverse Merger and the Private Placement during 2012. The warrants were recognized as a derivative liability.

During the period from inception through December 31, 2013, the Company purchased equipment valued at $34 through a capital lease.

During the nine months ended December 31, 2013, the Company issued 75,000 warrants to purchase shares of its common stock for consulting services. The warrants were valued at approximately $404. During the period from inception through December 31, 2013, the Company issued 725,000 warrants to purchase shares of its common stock for consulting services. The warrants were valued at approximately $1,294.

During the period from inception through December 31, 2013, the warrant liability was reduced by $57,712 as a result of warrant exercises and $2,653 for warrants reclassified as equity instruments.

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

As of December 31, 2013, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure. The Company has not realized significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

NYSE:MKT Listing

On July 9, 2013, the Company announced that its common stock had been approved to list on the NYSE:MKT. Shares began trading on the New York Stock Exchange on July 11, 2013 under the symbol “ONVO”. Prior to that time, the Company’s shares were quoted on the OTC QX.

Liquidity

As of December 31, 2013, the Company had an accumulated deficit of approximately $85.7 million. The Company also had negative cash flows from operations of approximately $10.2 million during the nine months ended December 31, 2013.

In August of 2013, the Company raised net proceeds of approximately $43.4 million through the sale of 10,350,000 shares of its common stock in a public offering (see Note 4).

In addition, in November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. As of the three months ended December 31, 2013, the Company had not sold any shares under the distribution agreement.

Through December 31, 2013, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the public offering of common stock, and through revenue derived from grants or collaborative research agreements. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months.

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

Financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, grants receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue and capital lease obligations, the carrying amounts are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Restricted cash

As of December 31, 2013 and March 31, 2013, the Company had approximately $78,800 and $88,300, respectively, of restricted cash deposited with a financial institution. The entire $78,800 as of December 31, 2013 and $38,300 of the balance as of March 31, 2013 is held in certificates of deposit to support a letter of credit agreement related to the facility lease entered into during 2012. In December 2013, the lease was amended to increase the rented area by 15,268 square feet, and as such, the Company was required to increase the amount held in certificates of deposit to support the increased letter of credit as required by the lease amendment. The additional $50,000 included in the March 31, 2013 balance represents funds held by a financial institution as a guarantee for the Company’s commercial credit cards. These funds were released from restriction during the nine months ended December 31, 2013 as a result of the Company transferring its credit card program to a different financial institution.

Grant receivable

Grant receivable as of December 31, 2013 represents the amount due under a private research grant that began in October 2013. Grant receivable as of December 31, 2012 represents the amount due from the National Institutes of Health (“NIH”) under a research grant that concluded in April 2013. The Company considers the grants receivable to be fully collectible; and accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first-out). Inventory at December 31, 2013 and March 31, 2013 consisted of approximately $82,000 and $88,000 in raw materials, respectively.

The Company provides inventory allowances based on excess or obsolete inventories determined based on anticipated use in the final product. There was no obsolete inventory reserve as of December 31, 2013 or March 31, 2013.

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

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred in the period from inception through December 31, 2013.

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

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at December 31 and March 31, 2013 (in thousands):
	Balance at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$1,006	—	—	$1,006

	Balance at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$6,898	—	—	$6,898

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for 2012 through December 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability ($000’s)
Balance at December 31, 2011	$1,267
Issuances	32,742
Adjustments to estimated fair value	9,931
Warrant liability removal due to settlements	(23,321)

Balance at December 31, 2012	$20,619
Issuances	—
Adjustments to estimated fair value	12,034
Warrant liability removal due to settlements	(23,869)
Warrant liability reclassified to equity	(1,886)

Balance at March 31, 2013	$6,898
Issuances	—
Adjustments to estimated fair value	5,397
Warrant liability removal due to settlements	(10,522)
Warrant liability reclassified to equity	(767)

Balance at December 31, 2013	$1,006

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

Revenue recognition

The Company’s revenues are derived from collaborative research agreements, grants from the NIH, U.S. Treasury Department and private not-for-profit organizations, as well as the sale of Bioprinter related products and services, and license agreements.

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2013 and March 31, 2013, the Company had approximately $20,000 and $62,000, respectively, in deferred revenue related to its collaborative research programs.

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

Research and Development Revenue Under Collaborative Agreements

The Company’s collaboration revenue consists of license and collaboration agreements that contain multiple elements, including non-refundable up front fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. The Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

In December 2010, the Company entered into a 12 month research contract agreement with a third party, whereby the Company was engaged to perform research and development services on a fixed-fee basis for approximately $600,000. Based on the proportional performance criteria, total revenue recognized on the contract from inception through December 31, 2013 was approximately $600,000.

In October 2011, the Company entered into a research contract agreement with a third party, whereby the Company is performing research and development services on a fixed-fee basis for $1,365,000. The agreement included an initial payment to the Company of approximately $239,000 with remaining payments expected to occur over a twenty-one month period. On November 27, 2012, the agreement was amended to include additional research and development services up to an additional $135,000, bringing the total potential contract value to $1,500,000. The third party ultimately elected to have only $40,000 of these additional research and development services performed by the Company, resulting in a total contract value of $1,405,000. The amendment extended the original contract (which runs concurrently) from twenty-one months to twenty-eight months. The Company recorded approximately $59,000 and $207,000 of revenue related to the research contract in recognition of the proportional performance achieved, for the three months ended December 31, 2013 and 2012, respectively and $174,000 and $765,000 of revenue for the nine months ended December 31, 2013 and 2012, respectively. Total revenue recognized on the contract from inception through December 31, 2013 was $1,395,000.

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

Grant Revenues

During 2010, the U.S. Treasury awarded the Company two one-time grants totaling approximately $397,000 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The grants cover reimbursement for qualifying expenses incurred by the Company in 2010 and 2009. The proceeds from these grants are classified in “Revenues — Grants” for the period from inception through December 31, 2013.

During 2012, 2010 and 2009, the NIH awarded the Company three research grants totaling approximately $558,000. Revenues from the NIH grants are based upon internal and subcontractor costs incurred that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors and as the Company incurs internal expenses that are related to the grants. Revenue recognized under these grants was approximately $0 and $67,000, for the three months ended December 31, 2013 and 2012, respectively, and $12,000 and $162,000 for the nine months ended December 31, 2013 and 2012, respectively. Total revenue recorded under these grants from inception through December 31, 2013 was approximately $558,000.

During 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $38,000 and $0, for the three months ended December 31, 2013 and 2012, respectively, and $38,000 and $0 for the nine months ended December 31, 2013 and 2012, respectively. Total revenue recorded under this grant from inception through December 31, 2013 was approximately $38,000.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s ASC Topic 718, Compensation — Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and nine months ended December 31, 2013 and 2012, respectively, and for the period April 19, 2007 (inception) through December 31, 2013, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and nine months ended December 31, 2013 or 2012, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

3. Derivative Liability

During 2012, in connection with the reverse Merger and the three offerings under the Private Placement, the Company issued 21,347,182 five-year warrants to purchase the Company’s common stock. In October and November 2011, the Company issued 1,500,000 five-year warrants in connection with Convertible Notes. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants of approximately $32.7 million and $1.3 million in 2012 and 2011, respectively, was recorded as a derivative liability on the issuance dates.

The Company revalues the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was approximately $1.0 million and $6.9 million, as of December 31, 2013 and March 31, 2013, respectively. The changes in fair value of the derivative liabilities for the three months ended December 31, 2013 and 2012 were increases of approximately $0.6 million and $4.8 million, respectively, and are included in other expense in the statement of operations. The changes in fair value of the derivative liabilities for the nine months ended December 31, 2013 and 2012 were an increase of approximately $5.4 million and a decrease of approximately $3.6 million, respectively.

During the three months ended December 31, 2013 and 2012, 60,176 and 11,241,762 warrants, respectively, that were classified as derivative liabilities were exercised. During the nine months ended December 31, 2013 and 2012, 1,878,104 and 13,010,237 warrants, respectively, that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. In addition, during the nine months ended December 31, 2013, the Company entered into amendment agreements with certain of the warrant holders, which removed the down-round pricing protection provisions, resulting in 269,657 of these warrants being reclassified from liability instruments to equity instruments. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised and as of the modification date for the warrants that were amended, with a corresponding increase in additional paid-in capital.

The derivative liabilities were valued at the closing dates of the Private Placement and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	December 31, 2013	March 31, 2013	December 31, 2012
Closing price per share of common stock	$11.07	$3.68	$2.60
Exercise price per share	$1.00	$1.00	$1.00
Expected volatility	82.3%	88.8%	92.9%
Risk-free interest rate	0.78%	0.57%	0.54%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	3.20	3.88	4.16

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

On August 2, 2013, the Company, entered into an Underwriting Agreement (the “Underwriting Agreement”) with Lazard Capital Markets LLC, acting as representative of the underwriters named in the Underwriting Agreement (the “Underwriters”) and joint book-runner with Oppenheimer & Co. Inc., relating to the issuance and sale of 10,350,000 shares of the Company’s common stock, which includes the issuance and sale of 1,350,000 shares pursuant to an overallotment option exercised by the Underwriters on August 5, 2013. JMP Securities LLC and Maxim Group LLC each acted as co-managers for the offering. The price to the public in the Offering was $4.50 per share, and the Underwriters purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $4.23 per share. The net proceeds to the Company from the Offering were approximately $43.4 million, after deducting underwriting discounts and commissions and other offering expenses of $3.2 million payable by the Company, including the Underwriters’ exercise of the overallotment option. The transactions contemplated by the Underwriting Agreement closed on August 7, 2013.

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

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. As of the three months ended December 31, 2013, the Company had not sold any shares under the distribution agreement (see Note 7).

In addition, during the three months ended December 31, 2013 and 2012, the Company issued 533,533 and 11,612,791 shares of common stock, respectively, upon the exercise of warrants. During the nine months ended December 31, 2013 and 2012, the Company issued 2,404,519 and 13,423,622 shares of common stock, respectively, upon the exercise of warrants.

Restricted stock awards

In May 2008, the Board of Directors of the Company approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan authorized the issuance of up to 1,521,584 common shares for awards of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock award units, and stock appreciation rights. The 2008 Plan terminates on July 1, 2018. No shares were issued under the 2008 Plan during 2012 or the nine months ended December 31, 2013, and the Company does not intend to issue any additional shares from the 2008 Plan in the future.

From 2008 through December 31, 2011, the Company issued a total of 1,258,934 shares of restricted common stock to various employees, advisors, and consultants of the Company. Of those shares, 1,086,662 were issued under the 2008 Plan and the remaining 172,272 shares were issued outside the plan.

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. In August 2013, the Board of Directors of the Company approved an amendment to the 2012 Plan to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares, for an aggregate of 11,553,986 shares issuable under the 2012 Plan. The 2012 Plan terminates ten years after its adoption.

There were 1,380,000 shares of restricted stock issued during the three and nine months ended December 31, 2012, respectively.

During the nine months ended December 31, 2013, the Company issued an aggregate of 60,000 restricted stock units with immediate vesting to a consultant.

During the three months ended December 31, 2013 and 2012, there were 3,703 and 9,021 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 8,750 and 21,250 restricted stock units, respectively. During the nine months ended December 31, 2013 and 2012, there were 164,243 and 89,674 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 305,000 and 211,250 restricted stock units, respectively. Upon the return of the common stock, an equal number of stock options with immediate vesting were granted to the individuals at the vesting date market value strike price.

A summary of the Company’s restricted stock award activity for 2012 through December 31, 2013 is as follows:

Number of Shares
Unvested at December 31, 2011	1,111,295
Granted	1,380,000
Vested	(1,143,735)
Canceled / forfeited	(185,516)

Unvested at December 31, 2012	1,162,044
Granted	55,000
Vested	(196,612)
Canceled / forfeited	(34,690)

Unvested at March 31, 2013	985,742
Granted	60,000
Vested	(365,000)
Canceled / forfeited	—

Unvested at December 31, 2013	680,742

The fair value of each restricted common stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $681,000 and $834,000 for the nine months ended December 31, 2013 and 2012, respectively. The Company recorded restricted share-based compensation expense of approximately $1,837,000 for the period from April 19, 2007 (inception) through December 31, 2013. Share-based compensation expense included in research and development was $12,000 and $82,000 for the nine months ended December 31, 2013 and 2012, respectively. Share-based compensation expense included in general and administrative expense was $669,000 and $750,000 for the nine months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, total unrecognized restricted stock-based compensation expense was approximately $883,000, which will be recognized over a weighted average period of 1.7 years.

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

Under the 2012 Plan, 91,203 and 296,833 incentive stock options were issued during the three months ended December 31, 2013 and 2012, respectively, and 372,243 and 1,829,394 incentive stock options were issued during the nine months ended December 31, 2013 and 2012, respectively, at various exercise prices. The stock options generally vest over a four-year period, with a quarter vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining 36 month terms. The Company issued 293,500 and 124,000 non-qualified options during the nine months ended December 31, 2013 and 2012 respectively, which vest on the one year anniversary of the grant date or quarterly over three years.

A summary of the Company’s stock option activity for 2012 through December 31, 2013 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	896,256	$0.08	—
Options granted	2,023,394	$1.95
Options canceled	(5,000)	$2.25
Options exercised	(224,064)	$0.08	$564,641

Outstanding at December 31, 2012	2,690,586	$1.48	$3,041,476
Options granted	927,981	$3.93

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options canceled	—	—
Options exercised	—	—	—

Outstanding at March 31, 2013	3,618,567	$2.11	$5,909,154
Options granted	665,743	$5.32
Options canceled	(18,455)	3.31
Options exercised	(83,801)	$2.33	$732,521

Outstanding at December 31, 2013	4,182,054	$2.62	$35,346,304

Vested and Exercisable at December 31, 2013	1,400,169	$1.95	$14,259,010

The weighted-average remaining contractual term of options exercisable and outstanding at December 31, 2013 was approximately 8.5 years and 8.7 years, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Dividend yield	—	—	—	—
Volatility	82.3%	96.2%	83.9%	90.8%
Risk-free interest rate	0.78%	0.89%	0.82%	1.04%
Expected life of options	6.00 years	6.05 years	6.00 years	6.04 years
Weighted average grant date fair value	$5.54	$2.39	$4.00	$1.52

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

The total stock option-based compensation recorded as operating expense was approximately $2,160,000 and $598,000 for the nine months ended December 31, 2013 and 2012, respectively. The Company recorded stock-based compensation expense of approximately $3,139,000 for the period from April 19, 2007 (inception) through December 31, 2013. Expense included in research and development was $262,000 and $113,000 for the nine months ended December 31, 2013 and 2012, respectively. Expense included in general and administrative was $1,898,000 and $485,000 for the nine months ended December 31, 2013 and 2012, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2013 was approximately $5,241,000 and the weighted average period over which these grants are expected to vest is 2.8 years.

Warrants

During the three months ended December 31, 2013 and 2012, 450,176 and 220,000 warrants, respectively, were exercised through a cashless exercise provision for issuance of 383,403 and 121,279 shares of common stock, respectively. During the nine months ended December 31, 2013 and 2012, 2,485,233 and 272,500 warrants, respectively, were exercised through a cashless exercise provision for issuance of 2,010,889 and 163,635 shares of common stock, respectively. During the three and nine months ended December 31, 2013, 150,130 and 393,630 warrants, respectively, were exercised at prices ranging from $1.00 to $3.24 for total proceeds of $284,696 and $935,876, respectively, and during the three and nine months ended December 31, 2012, 11,491,512 and 13,259,987 warrants, respectively, were exercised at prices of $0.80 and $1.00 for total proceeds of $9,562,776 and $11,331,251, respectively.

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

60,176 and 11,241,762 of the warrants exercised during the three months ended December 31, 2013 and 2012, and 1,878,104 and 13,010,237 of the warrants exercised during the nine months ended December 31, 2013 and 2012, respectively, were derivative liabilities and were valued at the settlement date. For the three months ended December 31, 2013 and 2012, and the nine months ended December 31, 2013 and 2012, respectively, approximately $375,000, $19,593,000, $10,522,000 and $23,321,000 of the warrant liability was removed due to the exercise of warrants. (See Note 3).

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

During April 2013, the Company entered into amendment agreements for 269,657 warrants to purchase common stock which reduced the exercise price of the warrants from $1.00 to $0.85 and removed the down-round price protection provision of the warrant agreement related to the adjustment of exercise price upon issuance of additional shares of common stock. As a result of the removal of the down-round price protection provision, the warrants were reclassified from liability to equity instruments at their fair value of $767,000. The Company determined the incremental expense associated with the modification based on the fair value of the awards prior to and subsequent to the modification. The fair value of the awards subsequent to modification was calculated using the Black-Scholes model. The incremental expense associated with the modification of approximately $12,000 was recognized as interest expense for the nine months ended December 31, 2013.

During the year ended December 31, 2012, the Company entered into four agreements with consultants for services. In connection with the agreements, the Company issued a total of 650,000 warrants to purchase common stock, at prices ranging from $1.70 to $3.24, with lives ranging from two to five years, to be earned over service periods of up to six months. The fair value of the warrants was estimated to be approximately $890,000, which was recognized as a prepaid asset and was amortized over the term of the consulting agreements. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using volatility rates ranging from 79.8% to 103.8% and risk-free interest rate factors ranging from 0.24% to 0.63%, were used to determine the value. The value has been amortized over the term of the agreements. The Company recognized approximately $72,000 and $890,000 during the nine months ended December 31, 2013 and for the period from April 19, 2007 (inception) through December 31, 2013, respectively, related to these services.

Additionally, during November 2013 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 75,000 warrants to purchase common stock, at a price of $7.36, with a life of five years, to be earned over a twelve month service period. The fair value of the warrants was estimated to be approximately $404,000, which was recognized as a prepaid asset and is being amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 96.90% and a risk-free interest rate factor of 0.60%, was used to determine the value. The Company recognized approximately $62,000 during the three and nine months ended December 31, 2013 and for the period from April 19, 2007 (inception) through December 31, 2013, respectively, related to these services.

The following table summarizes warrant activity for 2012 through December 31, 2013:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2011	2,909,750	$1.00
Granted	21,997,182	$1.04
Exercised	(13,532,487)	$0.84

Balance at December 31, 2012	11,374,445	$1.08
Granted	—	—
Exercised	(7,090,556)	$1.01

Balance at March 31, 2013	4,283,889	$1.17
Granted	112,500	$7.36
Exercised	(2,878,863)	$1.22

Balance at December 31, 2013	1,517,526	$1.61

The warrants outstanding at December 31, 2013 are immediately exercisable at prices between $0.85 and $7.36 per share, and have a weighted average remaining term of approximately 2.86 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at December 31, 2013:

Common stock warrants outstanding	1,517,526
Common stock options outstanding under the 2008 Plan	672,192
Common stock options outstanding and reserved under the 2012 Plan	9,580,572

Total	11,770,290

5. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space under a non-cancelable operating lease which was entered into in February 2012 and amended in December 2013, with the future minimum lease payments from the lease included below. The Company records rent expense on a straight-line basis over the life of the lease and records the excess of expense over the amounts paid as deferred rent. Deferred rent is included in accrued expenses in the condensed consolidated balance sheets.

Rent expense was approximately $112,000 and $109,000 for the three months ended December 31, 2013 and 2012, respectively, $322,000 and $266,000 for the nine months ended December 31, 2013 and 2012, respectively, and $1,078,000 for the period from April 19, 2007 (inception) through December 31, 2013.

On February 27, 2012, the Company entered into a facilities lease at 6275 Nancy Ridge Drive (the “Original Lease”), San Diego, CA 92121, with occupancy as of July 15, 2012. The base rent under the lease was approximately $38,800 per month with 3% annual escalators. The lease term was 48 months with an option for the Company to extend the lease at the end of the lease term.

On December 5, 2013, the Company entered into a First Amendment (the “Amendment”) to the Original Lease, together with the Amendment, (the “Amended Lease”). Pursuant to the Amendment, the Company expanded the size of its facility by approximately 15,268 square feet (the “Expansion Premises”) from approximately 15,539 square feet (the “Original Premises”) for a total of approximately 30,807 square feet. The Amended Lease provides for base rent (i) on the Original Premises to continue at approximately $38,800 per month, with annual escalators, until August 1, 2016, at which point the base rent shall be payable at the same rate per rentable square foot as the Expansion Premises and (ii) on the Expansion Premises of approximately $38,934 per month, with 3% annual escalators, not to commence until two months after the earlier of (A) the date that the landlord delivers possession of the Expansion Premises to the Company with the work in the Expansion Lab Premises (as defined in the Amendment) substantially complete and (B) the date the landlord could have delivered the Expansion Premises with the work in the Expansion Lab Premises (as defined in the Amendment) substantially complete but for certain delays of the Company. Additionally, the Company has a right of first refusal on adjacent additional premises of approximately 14,500 square feet. The term of the Amended Lease expires on the seven-year anniversary of the earlier of (A) the date that the landlord delivers possession of the Expansion Premises to the Company and (B) the date the landlord could have delivered the Expansion Premises but for certain delays of the Company (the “Expansion Premises Commencement Date”). The target Expansion Premises Commencement Date is September 1, 2014. The Company also has the option to terminate the Amended Lease on the 5-year anniversary of the Expansion Premises Commencement Date. The Company intends for the Expansion Premises to contain office, laboratory, and clean room areas.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013, are as follows (in thousands):

Fiscal year ended March 31, 2014	$121
Fiscal year ended March 31, 2015	766
Fiscal year ended March 31, 2016	981
Fiscal year ended March 31, 2017	986
Fiscal year ended March 31, 2018	1,004
Thereafter	3,473

Total	$7,331

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

The Company’s dispute with Spencer Trask arose in March 2013 after the Company approached Spencer Trask about exercising its outstanding warrants to help the Company qualify for up-listing its common stock on the NYSE:MKT. Previously, Spencer Trask had not asserted any claims for additional compensation as a result of the warrant tender offer the Company completed in December 2012. In March 2013, the Company received two demand letters from STV, and a demand for arbitration notice in June 2013. In the first demand letter, STV alleges that it is entitled to compensation (including a cash fee and warrants to purchase common stock) as a result of the warrant tender offer the Company completed in December 2012 and as a result of the notice of warrant redemption the Company completed in March 2013. In the second letter, STV alleges it is entitled to damages because the Company allegedly violated confidentiality provisions in the Placement Agency Agreement (the “PAA”) the Company had previously entered into with STV in December 2012 in connection with the private placement financings the Company completed in February and March 2012 (the “Private Placements”), by contacting the warrant holders who participated in the warrant tender offer. In response, on June 28, 2013, the Company filed a lawsuit for declaratory relief in the Supreme Court for the State of New York against STV. The Company’s tender offer was made to warrant holders of record relating to warrants already owned by them and whose identity was public information via a Registration Statement on Form S-1 the Company was required to file to register the resale of the shares underlying their warrants. For these and other reasons, including applicability of the WSAA, the Company believes STV is not entitled to compensation under the PAA and there was no violation of confidentiality. The Company received notice on August 5, 2013 that STV had filed its arbitration demand with the arbitrator (the “Arbitration”). In July, 2013, the Company filed a motion to stay the arbitration pending determination of the New York Action. In January 2014, the New York Court stayed the New York Action, finding that the arbitrator should determine in the first instance which disputes between the Company and Spencer Trask should proceed in the Arbitration and which disputes between the Company and Spencer Trask should proceed in the New York Court.

The Company believes that the assertions made against it by STV are without merit and the Company intends to continue to vigorously defend against the claims made by STV. The Company has not established a loss contingency accrual for these claims because any potential liability is not probable or estimable. Nonetheless, an unfavorable resolution of these claims could have a material adverse effect on the Company’s business, liquidity or financial condition in the reporting period in which such resolution occurs.

Other Legal Matters. In addition to the matter described above, the Company is subject to normal and routine litigation in the ordinary course of business. The Company has not accrued any loss contingencies for such matters. The Company intends to defend itself in any such matters and does not currently believe that the outcome of such matters will have a material adverse effect on its business, liquidity or financial position.

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

7. Subsequent Events

On January 2, 2014, the Company sold 280,000 shares of its common stock in an “at the market offering” under its distribution agreement with an investment banking firm (see Note 4), for net proceeds of approximately $3,018,000.

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

Overview

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through December 31, 2013 were devoted primarily to developing functional three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

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

As of December 31, 2013, Organovo, Inc. has devoted substantially all of its efforts to product development, raising capital and building infrastructure. Organovo, Inc. has not, as of that date, realized significant revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

Results of Operations

Comparison of the three months ended December 31, 2013 and 2012

Revenues

For the three months ended December 31, 2013, total revenues of $0.1 million were $0.2 million or 67% below the approximately $0.3 million in revenues for the same period in 2012. Collaborative research revenues for the three months ended December 31, 2013 of less than $0.1 million decreased $0.2 million or 67% from the same period of prior year of approximately $0.3 million in revenues. This decrease reflects declining activity under an existing collaborative agreement and the conclusion of a previous collaborative research agreement during the three months ended December 31, 2012, partially offset by increasing revenue contributions from three recently signed agreements.

Operating Expenses

Overview

Operating expenses increased approximately $1.5 million or 45% in the three months ended December 31, 2013 over the same period in 2012, from approximately $3.3 million in 2012 to $4.8 million in 2013. Most significantly, relative to the same period in the prior year, the Company invested in building its research, development and administrative staff, increasing its headcount from twenty-nine full-time employees as of December 31, 2012 to thirty-nine full-time employees as of December 31, 2013. This resulted in an increase in staffing expenses of approximately $0.4 million or 34% over the same period in 2012. In addition, share-based compensation expense increased $0.6 million for the three months ended December 31, 2013 due to additional grants during the year and a significant increase in the Company’s stock price from December 31, 2012 to December 31, 2013. Finally, the Company has increased its investment in developing enhancements to its Bioprinting technology.

Research and Development Expenses

For the three months ended December 31, 2013, research and development expenses increased by approximately $1.2 million or 109% over the same period in 2012, as the Company increased its research staff to support its obligations under certain collaborative research agreements and to expand its product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from nineteen full-time employees as of December 31, 2012 to twenty-six full-time employees as of December 31, 2013. In addition to the increase in payroll and benefits expense of approximately $0.2 million resulting from increased staffing levels, the Company increased its spending on lab equipment, supplies and contracted services in proportion to its increased research activities. In addition, the Company has invested additional resources to advance its Bioprinting technology during the period.

General and Administrative Expenses

For the three months ended December 31, 2013, general and administrative expenses were approximately $2.4 million, an increase of $0.3 million or 14%, over expenses in the same period of 2012 of approximately $2.1 million. Share-based compensation increased $0.5 million due to additional grants and increasing stock prices from December 31, 2012 to December 31, 2013. Staffing expense increased $0.2 million due to an increase in administrative headcount from ten full-time employees to thirteen full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-derived product introductions. These increases were partially offset by a decrease in consulting costs due to more vendor warrants established at fair value and amortized to expense during the three months ended December 31, 2012, as well as lower reliance on contracted services during the three months ended December 31, 2013 as certain activities were brought in-house with the increase in administrative headcount.

Other Income (Expense)

The approximate $6.1 million decrease in other expense for the three month period ending December 31, 2013 compared to the same period of the prior year, was primarily related to the change in fair value associated with the warrants issued in our 2012 Private Placement. During the first quarter of calendar 2012, we issued warrants to purchase 6,099,195 shares of our common stock to the placement agent and warrants to purchase 15,247,987 shares of our common stock to investors in the Private Placement. The warrants issued to the placement agent and Private Placement investors were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. As a result of increasing stock prices during the three months ended December 31, 2012, the fair value of the derivative liability increased, resulting in the recognition of other expense of approximately $4.7 million. The majority of the underlying warrants have been exercised prior to December 31, 2013 or modified and reclassified as equity instruments. The increase in the fair value of the warrant liability during the three months ended December 31, 2013 was $0.6 million, which was recognized to other expense during the period. The Company will continue to revalue the derivative liability at each balance sheet date until the securities to which the derivative liabilities relate are exercised or expire. In addition, the Company completed a warrant tender offer in December 2012 to amend certain outstanding warrants to include a reduction of the exercise price of the warrants from $1.00 per share to $0.80 per share of common stock. In connection with the transaction, the Company recognized an expense for the inducement to exercise the warrants of approximately $1.9 million.

Comparison of the nine months ended December 31, 2013 and 2012

Revenues

For the nine months ended December 31, 2013, total revenues of approximately $0.3 million were $0.8 million or 73% below the approximately $1.1 million in revenues for the same period in 2012. Collaborative research revenues for the nine months ended December 31, 2013 of approximately $0.2 million decreased $0.7 million or 78% from the same period of prior year of approximately $0.9 million in revenues. This decrease reflects declining activity under an existing collaborative agreement and the conclusion of a previous collaborative research agreement during the three months ended December 31, 2012, partially offset by increasing revenue contributions from three recently signed agreements.

Operating Expenses

Overview

Operating expenses increased approximately $5.1 million or 56% in the nine months ended December 31, 2013 over the same period in 2012, from approximately $9.1 million in 2012 to $14.2 million in 2013. Most significantly, relative to the same period in the prior year, the Company invested in building its research, development and administrative staff, increasing its headcount from twenty-nine full-time employees as of December 31, 2012 to thirty-nine full-time employees as of December 31, 2013. This resulted in an increase in staffing expenses of approximately $2.2 million or 67% over the same period in 2012. In addition, stock-based compensation increased approximately $1.4 million from $1.4 million to $2.8 million for the same period due to the increase in grants for additional staffing, common stock granted to consultants and the increase in expense due to the fair value increase from exercise prices that have risen with the underlying stock price. Costs associated with being a public company increased approximately $0.7 million due to additional SEC financial reporting, corporate governance, audit and listing fees, including the Company’s up-listing to the NYSE:MKT and raising additional capital through a public offering during the nine months ended December 31, 2013. Lab supplies, equipment and contracted services increased $0.9 million due to an increase in ongoing research activities as well as increased investment in developing enhancements to the Company’s Bioprinting technology.

Research and Development Expenses

For the nine months ended December 31, 2013, research and development expenses increased by approximately $2.5 million or 86% over the same period in 2012, as the Company significantly increased its research staff to support its obligations under certain collaborative research agreements and to expand product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from nineteen full-time employees as of December 31, 2012 to twenty-six full-time employees as of December 31, 2013. In addition to the $0.8 million in incremental payroll and benefits resulting from increased staffing levels, the Company increased its spending on lab equipment, supplies and contracted services in proportion to its increased research activities. In addition, the Company has invested additional resources to advance its Bioprinting technology during the period.

General and Administrative Expenses

For the nine months ended December 31, 2013, general and administrative expenses were approximately $8.8 million, an increase of $2.6 million or 42% over expenses in the same period of 2012 of approximately $6.2 million. Increased staffing expense of $0.7 million was due to the headcount increase from ten full-time employees to thirteen full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-derived product introductions. In addition, the nine months ended December 31, 2013 included $0.7 million more in payroll taxes related to the vesting of restricted stock units the Company previously granted to certain of its executives. Stock-based compensation costs also increased $1.3 million due to the increase in grants for new staff, common stock granted to consultants and the increase in expense due to the fair value increases that have risen with the underlying stock price. The remainder of the increase in general and administrative expense is primarily due to additional SEC financial reporting, corporate governance, audit and listing fees, including the Company up-listing to the NYSE:MKT and raising additional capital through a public offering during the nine months ended December 31, 2013.

Other Income (Expense)

The approximate $6.9 million decrease in other income (expense) for the nine month period ending December 31, 2013 compared to the same period of the prior year, was primarily related to the change in fair value of the warrants issued in our 2012 Private Placement. During the first quarter of calendar 2012, the Company issued warrants to purchase 6,099,195 shares of its common stock to the placement agent and warrants to purchase 15,247,987 shares of our common stock to investors in the Private Placement. The warrants issued to the placement agent and Private Placement investors were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. As a result of decreasing stock prices during the nine months ended December 31, 2012, the fair value of the derivative liability decreased by $3.6 million, which was recorded as other income. As a result of increasing stock prices during the nine months ended December 31, 2013, the fair value of the derivative liability increased by $5.4 million, resulting in a charge to other expense. The majority of the underlying warrants have been exercised prior to December 31, 2013 or modified and reclassified as equity instruments. The Company will continue to revalue the derivative liability at each balance sheet date until the securities to which the derivative liabilities relate are exercised or expire. In addition, the Company completed a warrant tender offer in December 2012 to amend certain of its warrants to include a reduction of the exercise price of the warrants from $1.00 per share to $0.80 per share of common stock. In connection with the transaction, the Company recognized an expense for the inducement to exercise the warrants of approximately $1.9 million during the nine months ended December 31, 2012. Finally, the Company disposed of property, plant and equipment during the nine months ended December 31, 2012, resulting in a loss on disposal of $0.2 million, while there were no significant disposals during the nine months ended December 31, 2013.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to research and development, business planning, raising capital, recruiting management and technical staff, and acquiring operating assets. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company incurred negative cash flows from operations. As of December 31, 2013, the Company had cash and cash equivalents of approximately $49.8 million and an accumulated deficit of $85.7 million. The Company also had negative cash flow from operations of $10.2 million during the nine months ended December 31, 2013. At March 31, 2013, the Company had cash and cash equivalents of approximately $15.6 million and an accumulated deficit of $66.4 million.

At December 31, 2013, the Company had total current assets of approximately $50.5 million and current liabilities of approximately $2.9 million, resulting in working capital of $47.6 million. At March 31, 2013, we had total current assets of approximately $16.1 million and current liabilities of approximately $8.4 million, resulting in working capital of $7.7 million.

Net cash used by operating activities for the nine months ended December 31, 2013 was approximately $10.2 million as compared to $6.1 million used in operating activities for the nine months ended December 31, 2012. This $4.1 million increase in cash usage can be attributed to a $0.8 million decrease in revenue and a $5.2 million increase in operating expenses, partially offset by an overall increase of $1.1 million of non-cash expenses included in operations, including share-based compensation, depreciation and amortization, and a $0.8 million decrease in working capital.

Net cash used in investing activities was approximately $0.1 million and $0.4 million for the nine months ended December 31, 2013 and December 31, 2012, respectively.

Net cash provided by financing activities increased from approximately $11.0 million provided during the nine months ended December 31, 2012 to $44.5 million provided during the nine months ended December 31, 2013. This increase was primarily due to the inclusion of $43.4 million in net proceeds from the issuance of common stock in the nine months ended December 31, 2013.

We believe our cash and cash equivalents on hand as of December 31, 2013, together with amounts to be received from our collaborative research agreements, should be sufficient to fund our ongoing operations as currently planned for at least the next twelve months. Through December 31, 2013, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through a public offering, and from revenue derived from grants or collaborative research agreements.

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

As of December 31, 2013, the Company had 77,424,956 total issued and outstanding shares of Common Stock, and five year warrants for the opportunity to purchase an additional 1,203,656 shares of Common Stock at exercise prices between $0.85 and $1.00 per share and 313,870 warrants with terms between two and five years and exercise prices between $2.21 and $7.36 per share. If all warrants were exercised on a cash basis, the Company would realize approximately $2.4 million additional gross proceeds.

In addition, in November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. As of the three months ended December 31, 2013, the Company had not sold any shares under the distribution agreement.

The 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding Common Stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 11,553,986 shares, or approximately 16% of our outstanding Common Stock, to executive officers, directors, advisory board members, employees and consultants. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2008 and 2012 incentive plans total 89,195,246 shares of common stock as of December 31, 2013.

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

Item 4.	Controls and Procedures

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

See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements within this December 31, 2013 Form 10-Q for a further discussion of our legal proceedings.

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

On February 3, 2014, the Company’s Board of Directors (the “Board”), based on a recommendation from the Compensation Committee, approved an amendment to the 2012 Equity Incentive Plan (“Amendment No. 1”) to provide for accelerated vesting of outstanding equity awards if the employee ceases to be a service provider to the Company as a result of the employee’s death or disability. Amendment No. 1 applies to all outstanding equity awards held by the Company’s employees, including its executive officers, and will apply to all future equity awards issued to the Company’s employees, unless the Board or the Compensation Committee determine otherwise. In order for an equity award to be eligible for accelerated vesting, the employee’s death or disability must occur more than 90 days after the date the equity award is issued to that employee. With respect to performance based equity awards, an employee will vest at target levels upon the employee’s death or disability.

Amendment No. 1 is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of Amendment No. 1 is qualified in its entirety by reference to Exhibit 10.3.

Item 6.	EXHIBITS

(a) Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 8, 2012, by and among Organovo Holdings, Inc. a Delaware corporation, Organovo Acquisition Corp., a Delaware corporation and Organovo, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.2	Certificate of Merger as filed with the Delaware Secretary of State effective February 8, 2012 (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.3	Articles of Merger as filed with the Nevada Secretary of State effective December 28, 2011 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2012 (the “February 2012 Form 8-K”)

2.4	Agreement and Plan of Merger, dated as of December 28, 2011, by and between Real Estate Restoration and Rental, Inc. and Organovo Holdings, Inc. (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2012)

2.5	Certificate of Merger as filed with the Delaware Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.3 to the February 2012 Form 8-K)

2.6	Agreement and Plan of Merger, dated as of January 30, 2012, by and between Organovo Holdings, Inc. (Nevada) and Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 2.2 to the February 2012 Form 8-K)

2.7	Articles of Merger as filed with the Nevada Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.4 to the February 2012 Form 8-K)

3.1	Certificate of Incorporation of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.1 to the February 2012 Form 8-K)

3.2	Bylaws of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.2 to the February 2012 Form 8-K)

4.1	Form of Bridge Warrant of Organovo, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.2	Form of Bridge Promissory Note of Organovo, Inc. (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.3	Form of Warrant of Organovo, Inc. issued to former holders of Organovo, Inc. promissory notes (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.4	Form of Investor Warrant of Organovo Holdings, Inc. (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.5	Form of Warrant of Organovo Holdings, Inc. ($1.00 exercise price) issued to Placement Agent (incorporated by reference from Exhibit 4.2(i) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.6	Form of Warrant of Organovo, Inc. ($1.00 exercise price) issued to Selling Agent (incorporated by reference from Exhibit 4.2(ii) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.7	Form of Warrant of Organovo Holdings, Inc. ($1.00 exercise price) issued to Placement Agent in exchange for Organovo, Inc. warrant issued to Selling Agent (incorporated by reference from Exhibit 4.2(iii) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.8	Form of Warrant of Organovo Holdings, Inc. issued to former holders of Organovo, Inc. promissory notes (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.9	Form of New Bridge Warrant (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

10.1	Equity Distribution Agreement, dated November 27, 2013, between Organovo Holdings, Inc. and JMP Securities LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 27, 2013)

Exhibit No.	Description

10.2	First Amendment to Lease, dated December 4, 2013, by and between Organovo, Inc. and ARE-SD Region No. 25, LLC.*

10.3	Amendment No. 2 to the 2012 Equity Incentive Plan, effective as of February 3, 2014.*

10.4	Form of Executive Incentive Award Agreement under the 2012 Equity Incentive Plan.*

10.5	Forms of Executive Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan.*

10.6	Forms of Performance Based Restricted Stock Grant Notice and Performance Based Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101†	Interactive Data File*

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information included herewith is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: February 6, 2014	By:	/s/ Keith Murphy
		Name:	Keith Murphy
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Barry Michaels
		Name:	Barry Michaels
		Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)