Form 10-Q
period 2014-06-30
ORGANOVO HOLDINGS, INC.
filed 2014-08-08
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2014, a total of 78,479,800 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Organovo Holdings, Inc.

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$44,897	$48,167
Accounts receivable	60	—
Inventory	71	63
Prepaid expenses and other current assets	712	931

Total current assets	45,740	49,161
Fixed assets, net	1,001	857
Restricted cash	79	79
Other assets, net	88	89

Total assets	$46,908	$50,186

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$839	$326
Accrued expenses	1,739	1,167
Deferred revenue	144	13
Capital lease obligation	11	10
Warrant liabilities	352	377

Total current liabilities	3,085	1,893
Deferred revenue, net of current portion	3	4
Capital lease obligation, net of current portion	2	5

Total liabilities	$3,090	$1,902
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 78,282,460 and 78,113,639 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	78	78
Additional paid-in capital	142,386	140,419
Accumulated deficit	(98,646)	(92,213)

Total stockholders’ equity	43,818	48,284

Total Liabilities and Stockholders’ Equity	$46,908	$50,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except share and per share data)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Revenues
Collaborations	$69	$94
Grants	30	12

Total Revenues	99	106
Selling, general, and administrative expenses	3,695	2,358
Research and development expenses	2,814	1,482

Loss from Operations	(6,410)	(3,734)

Other Income (Expense)
Change in fair value of warrant liabilities	(30)	(23)
Loss on disposal of fixed assets	—	(4)
Interest expense	—	(13)
Interest income	7	3

Total Other Income (Expense)	(23)	(37)

Net Loss	$(6,433)	$(3,771)

Net loss per common share—basic and diluted	$(0.08)	$(0.06)
Weighted average shares used in computing net loss per common share—basic and diluted	78,241,373	64,794,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Cash Flows From Operating Activities
Net loss	$(6,433)	$(3,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	4
Depreciation and amortization	96	93
Change in fair value of warrant liabilities	30	23
Expense associated with warrant modification	—	12
Stock-based compensation	1,537	802
Amortization of warrants issued for services	141	72
Increase (decrease) in cash resulting from changes in:
Grants receivable	—	101
Accounts receivable	(60)	—
Inventory	(8)	3
Prepaid expenses and other assets	117	(72)
Accounts payable	513	(267)
Accrued expenses	572	363
Deferred revenue	130	(26)

Net cash used in operating activities	(3,365)	(2,663)

Cash Flows From Investing Activities
Deposits released from restriction	—	50
Purchases of fixed assets	(238)	(163)

Net cash used in investing activities	(238)	(113)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	224	—
Proceeds from exercise of stock options	111	—
Principal payments on capital lease obligation	(2)	(3)

Net cash provided by (used in) financing activities	333	(3)

Net Decrease in Cash and Cash Equivalents	(3,270)	(2,779)
Cash and Cash Equivalents at Beginning of Period	48,167	15,628

Cash and Cash Equivalents at End of Period	$44,897	$12,849

Supplemental Disclosure of Cash Flow Information:
Interest	$—	$—
Income Taxes	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

During the three months ended June 30, 2014 and 2013, the warrant liability was reduced by approximately $55 and $129, respectively, as a result of warrant exercises and $0 and $767, respectively, for warrants reclassified as equity instruments.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

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

As of June 30, 2014, the Company has devoted its efforts primarily to developing a platform technology for the generation of functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs, raising capital and building infrastructure. The Company has not yet realized significant revenues from its planned principal operations. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology or products.

The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations, stockholders’ equity and cash flows in accordance with generally accepted accounting principles (“GAAP”). The balance sheet at March 31, 2014 is derived from the audited balance sheet at that date.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2014. Operating results for interim periods are not necessarily indicative of operating results for the Company’s fiscal year ending March 31, 2015.

NYSE:MKT Listing

On July 9, 2013, the Company announced that its common stock had been approved for listing on the NYSE:MKT. Shares began trading on the New York Stock Exchange on July 11, 2013 under the symbol “ONVO”. Prior to that time, the Company’s shares were quoted on the OTC QX.

Liquidity

As of June 30, 2014, the Company had an accumulated deficit of approximately $98.6 million. The Company also had negative cash flows from operations of approximately $3.4 million during the three months ended June 30, 2014.

Through June 30, 2014, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the public offering of common stock, and through revenue derived from grants or collaborative research agreements or the commercialization of products and services. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months.

The Company will need additional capital to further fund product development and commercialization of its human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company intends to cover its future operating expenses through cash on hand, through additional financing from existing and prospective investors, from revenue derived from grants and collaborative research agreements, and revenue from the commercialization of products and services. However, we may not be successful in obtaining sufficient funding to support our operations from new or existing collaborative research agreements or the commercialization of products and services. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Further, we cannot assure you that we will receive 100% of the potential funding under existing grants, and we may not be successful in securing additional grants in the future.

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

Financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue and capital lease obligations, the carrying amounts are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Restricted cash

As of June 30, 2014 and March 31, 2014, the Company had approximately $78,800 of restricted cash deposited with a financial institution. The entire amount is held in certificates of deposit to support a letter of credit agreement related to the Company’s facility lease.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first-out). Inventory consisted of approximately $71,000 and $63,000 in raw materials as of June 30, 2014 and March 31, 2014, respectively, net of reserves.

The Company provides inventory allowances based on excess or obsolete inventories determined based on anticipated use in the final product. The reserve for obsolete inventory at June 30, 2014 and March 31, 2014 was approximately $31,000.

Fixed assets and depreciation

Property and equipment are carried at cost. Expenditures that extend the life of the asset are capitalized and depreciated. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the remaining lease term. The estimated useful lives of the fixed assets range between two and five years.

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets has occurred through June 30, 2014.

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

The Company has issued warrants, of which some are classified as derivative liabilities as a result of the terms in the warrants that provide for down-round protection in the event of a dilutive issuance. The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions (see Note 2). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities. Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk-free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. As such, future changes in the fair value of the warrants could vary significantly from quarter to quarter.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at June 30 and March 31, 2014 (in thousands):
	Balance at June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$352	—	—	$352

	Balance at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$377	—	—	$377

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended June 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability (in thousands)
Balance at March 31, 2014	$377
Issuances	—
Adjustments to estimated fair value	30
Warrant liability removal due to settlements	(55)
Warrant liability reclassified to equity	—

Balance at June 30, 2014	$352

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

Revenue recognition

The Company’s revenues are derived from collaborative research agreements, grants from the NIH, U.S. Treasury Department and private not-for-profit organizations.

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2014 and March 31, 2014, the Company had approximately $147,000 and $17,000, respectively, in deferred revenue related to its grants and collaborative research programs.

Research and Development Revenue Under Collaborative Agreements

The Company’s collaboration revenue consists of license and collaboration agreements that contain multiple elements, including non-refundable up-front fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. The Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

Grant Revenues

During 2012, the NIH awarded the Company a research grant totaling approximately $290,000. Revenue from the NIH grant is based upon internal and subcontractor costs incurred that are specifically covered by the grant, and an additional facilities and administrative rate that provides funding for overhead expenses. This revenue is recognized when expenses have been incurred by subcontractors and as the Company incurs internal expenses that are related to the grants. Activities under this grant concluded in April 2013. Revenue recognized under the grant was approximately $12,000 for the three months ended June 30, 2013.

During August of 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $30,000 for the three months ended June 30, 2014.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) ASC Topic 718, Compensation — Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended June 30, 2014 and 2013, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2014 or 2013, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Common stock equivalents excluded from computing diluted net loss per share were approximately 7.8 million and 8.7 million for the three months ended June 30, 2014 and 2013, respectively.

Reclassifications

Certain reclassifications were made to the Condensed Consolidated Statement of Operations for the three months ended June 30, 2013 in order to conform to the presentation of the Condensed Consolidated Statement of Operations for the three months ended June 30, 2014. The reclassifications did not have any effect on previously reported net loss.

2. Derivative Liability

During 2011 and 2012, the Company issued five-year warrants to purchase its common stock. For certain of these warrants, the exercise price is protected against down-round financing throughout the term of the warrant. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

The Company revalues the warrants classified as derivative liabilities as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $0.4 million as of June 30, 2014 and March 31, 2014. The changes in fair value of the derivative liabilities for the three months ended June 30, 2014 and 2013 were increases of approximately $30,000 and $23,000, respectively, and are included in other expense in the statement of operations.

During the three months ended June 30, 2014 and 2013, 8,647 and 35,000 warrants, respectively, that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. In addition, during the three months ended June 30, 2013, the Company entered into amendment agreements with certain of the warrant holders, which removed the down-round pricing protection provisions, resulting in 269,657 of these warrants being reclassified from liability instruments to equity instruments. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised and as of the modification date for the warrants that were amended, with a corresponding increase in additional paid-in capital.

The derivative liabilities were valued at the closing dates of the Private Placement and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	June 30, 2014	March 31, 2014	June 30, 2013
Closing price per share of common stock	$8.35	$7.64	$3.78
Exercise price per share	$1.00	$1.00	$1.00
Expected volatility	78.20%	76.50%	86.90%
Risk-free interest rate	1.62%	0.90%	1.04%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	2.71	2.96	3.63

3. Stockholders’ Equity

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

On August 2, 2013, the Company, entered into an Underwriting Agreement (the “Underwriting Agreement”) with Lazard Capital Markets LLC, acting as representative of the underwriters named in the Underwriting Agreement (the “Underwriters”) and joint book-runner with Oppenheimer & Co. Inc., relating to the issuance and sale of 10,350,000 shares of the Company’s common stock, which includes the issuance and sale of 1,350,000 shares pursuant to an overallotment option exercised by the Underwriters on August 5, 2013 (the “Offering”). JMP Securities LLC and Maxim Group LLC each acted as co-managers for the Offering. The price to the public in the Offering was $4.50 per share, and the Underwriters purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $4.23 per share. The net proceeds to the Company from the Offering were approximately $43.4 million, after deducting underwriting discounts and commissions and other offering expenses of $3.2 million payable by the Company, including the Underwriters’ exercise of the overallotment option. The transactions contemplated by the Underwriting Agreement closed on August 7, 2013.

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. During the year ended March 31, 2014, the Company issued 334,412 shares of common stock in at the market offerings under the distribution agreement with net proceeds of $3.5 million. No shares of common stock were issued under the distribution agreement during the three months ended June 30, 2014. See Note 7.

In addition, during the three months ended June 30, 2014 and 2013, the Company issued 110,600 and 200,135 shares of common stock upon exercise of 111,647 and 252,129 warrants, respectively.

Finally, during the three months ended June 30, 2014, the Company issued 60,522 shares of common stock upon exercise of 60,522 stock options. No stock options were exercised during the three months ended June 30, 2013.

Restricted stock awards

In May 2008, the Board of Directors of the Company approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan authorized the issuance of up to 1,521,584 common shares for awards of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock award units, and stock appreciation rights. The 2008 Plan terminates on July 1, 2018. No shares have been issued under the 2008 Plan since 2011, and the Company does not intend to issue any additional shares from the 2008 Plan in the future.

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. The Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in July 2013 and August 2013, respectively, to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares, for an aggregate of 11,553,986 shares issuable under the 2012 Plan. The 2012 Plan terminates ten years after its adoption.

During the three months ended June 30, 2013, the Company issued an aggregate of 60,000 restricted stock units with immediate vesting to a consultant. No restricted stock units were awarded during the three months ended June 30, 2014.

During the three months ended June 30, 2014 and 2013, there were 2,301 and 2,543 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 6,250 and 6,250 restricted stock units, respectively. Upon the return of the common stock, an equal number of stock options with immediate vesting were granted to the individuals at the vesting date market value strike price.

There are 200,000 of restricted stock awards that were issued to a member of senior management in a prior year, the vesting of which is performance based. As of June 30, 2014, the Company believed the financial targets would be met, and accordingly is recognizing the related stock-based compensation expense over the requisite service period.

A summary of the Company’s restricted stock award activity from March 31, 2014 through June 30, 2014 is as follows:

Number of Shares
Unvested at March 31, 2014	573,495
Granted	—
Vested	(6,250)
Canceled / forfeited	—

Unvested at June 30, 2014	567,245

The fair value of each restricted common stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $133,000 and $402,000 for the three months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense included in research and development was $4,000 and $4,000 for the three months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense included in general and administrative expense was $129,000 and $398,000 for the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, total unrecognized restricted stock-based compensation expense was approximately $600,000, which will be recognized over a weighted average period of 1.24 years.

Stock options

Under the 2012 Plan, 266,801 and 51,500 incentive stock options were issued during the three months ended June 30, 2014 and 2013, respectively, at various exercise prices. The stock options generally vest over a four-year period, with a quarter vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining 36 month terms. The Company also issued 45,500 non-qualified stock option grants during the three month period ended June 30, 2013, which vest quarterly over three years.

A summary of the Company’s stock option activity for the three months ended June 30, 2014 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2014	5,935,888	$4.87	$20,482,823
Options granted	266,801	$7.31
Options canceled	(22,125)	$7.22
Options exercised	(60,522)	$1.83	$279,284

Outstanding at June 30, 2014	6,120,042	$5.00	$23,228,321

Vested and Exercisable at June 30, 2014	1,942,013	$2.48	$11,491,009

The weighted-average remaining contractual term of options exercisable and outstanding at June 30, 2014 was approximately 8.16 years and 8.73 years, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Dividend yield	—	—
Volatility	78.02%	86.90%
Risk-free interest rate	1.56%	1.04%
Expected life of options	6.00 years	6.00 years
Weighted average grant date fair value	$4.94	$2.99

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

The total stock option-based compensation recorded as operating expense was approximately $1,405,000 and $400,000 for the three months ended June 30, 2014 and 2013, respectively. Expense included in research and development was $248,000 and $67,000 for the three months ended June 30, 2014 and 2013, respectively. Expense included in general and administrative was $1,157,000 and $333,000 for the three months ended June 30, 2014 and 2013, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2014 was approximately $15,800,000 and the weighted average period over which these grants are expected to vest is 3.32 years.

Warrants

During the three months ended June 30, 2014 and 2013, 8,647 and 252,129 warrants, respectively, were exercised through a cashless exercise provision for issuance of 7,600 and 200,135 shares of common stock, respectively. Also during the three months ended June 30, 2014 and 2013, 103,000 and 100,000 warrants, respectively, were exercised at prices ranging from $1.00 to $2.21 for total proceeds of $224,000 and $100,000, respectively.

8,647 and 35,000 of the warrants exercised during the three months ended June 30, 2014 and 2013, respectively, were derivative liabilities and were valued at the settlement date. For the three months ended June 30, 2014 and 2013, approximately $55,000 and $129,000, respectively, of the warrant liability was removed due to the exercise of these warrants. (See Note 2).

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

During the year ended December 31, 2012, the Company entered into four agreements with consultants for services. In connection with the agreements, the Company issued a total of 650,000 warrants to purchase common stock, at prices ranging from $1.70 to $3.24, with lives ranging from two to five years, to be earned over service periods of up to six months. The fair value of the warrants was estimated to be approximately $890,000, which was recognized as a prepaid asset and was amortized over the term of the consulting agreements. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using volatility rates ranging from 79.8% to 103.8% and risk-free interest rate factors ranging from 0.24% to 0.63%, were used to determine the value. The value has been amortized over the term of the agreements. The Company recognized approximately $72,000 during the three months ended June 30, 2013 related to these services.

Additionally, during November 2013 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 75,000 warrants to purchase common stock, at a price of $7.36, with a life of five years, to be earned over a twelve month service period. The fair value of the warrants was estimated to be approximately $404,000, which was recognized as a prepaid asset and is being amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 96.90% and a risk-free interest rate factor of 0.60%, was used to determine the value. The Company recognized approximately $101,000 during the three months ended June 30, 2014 related to these services.

The following table summarizes warrant activity for the three months ended June 30, 2014:

	Warrants	Weighted- Average Exercise Price
Balance at March 31, 2014	1,194,756	$1.79
Granted	—	—
Exercised	(111,647)	$2.08

Balance at June 30, 2014	1,083,109	$1.76

The warrants outstanding at June 30, 2014 are immediately exercisable at prices between $0.85 and $7.36 per share, and have a weighted average remaining term of approximately 2.73 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at June 30, 2014:

Common stock warrants outstanding	1,083,109
Common stock options outstanding under the 2008 Plan	672,192
Common stock options outstanding and reserved under the 2012 Plan	9,476,768

Total	11,232,069

Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no present plans to issue shares of preferred stock.

4. Commitments and Contingencies

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

Rent expense was approximately $235,000 and $105,000 for the three months ended June 30, 2014 and 2013, respectively.

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

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2014, are as follows (in thousands):

Fiscal year ended March 31, 2015	$567
Fiscal year ended March 31, 2016	979
Fiscal year ended March 31, 2017	984
Fiscal year ended March 31, 2018	1,001
Fiscal year ended March 31, 2019	1,031
Thereafter	2,527

Total	$7,089

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

In March 2013, the Company received two demand letters from STV, and a demand for arbitration notice in June 2013. In the first demand letter, STV alleges that it is entitled to compensation (including a cash fee and warrants to purchase common stock) as a result of the warrant tender offer the Company completed in December 2012 and as a result of the notice of warrant redemption the Company completed in March 2013. In the second letter, STV alleges it is entitled to damages because the Company allegedly violated confidentiality provisions in the Placement Agency Agreement (the “PAA”) the Company had previously entered into with STV in December 2012 in connection with the private placement financings the Company completed in February and March 2012 (the “Private Placements”), by contacting the warrant holders who participated in the warrant tender offer. In response, on June 28, 2013, the Company filed a lawsuit for declaratory relief in the Supreme Court for the State of New York against STV. The Company’s tender offer was made to warrant holders of record relating to warrants already owned by them and whose identity was public information via a Registration Statement on Form S-1 the Company was required to file to register the resale of the shares underlying their warrants. For these and other reasons, including applicability of the WSAA, the Company believes STV is not entitled to compensation under the PAA and there was no violation of confidentiality. The Company received notice on August 5, 2013 that STV had filed its arbitration demand with the arbitrator (the “Arbitration”). In July, 2013, the Company filed a motion to stay the arbitration pending determination of the New York Action. In January 2014, the New York Court stayed the New York Action, finding that the arbitrator should determine in the first instance which disputes between the Company and Spencer Trask should proceed in the Arbitration and which disputes between the Company and Spencer Trask should proceed in the New York Court. The parties are proceeding in the Arbitration and the Company has reserved its right to file a summary disposition motion with regard to the proper venue for its claims under the WSAA. The Arbitration is currently scheduled to commence during the second calendar quarter of 2015.

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

5. Concentrations

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

6. Recently Adopted Accounting Standards

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”, which eliminated certain financial reporting requirements under Topic 915 for entities considered to be in the development stage. This standard becomes effective for annual reporting periods beginning after December 15, 2014 and interim reporting periods beginning after December 15, 2015, with earlier application permitted. The Company adopted this standard prospectively as of April 1, 2014. This adoption had no effect on current or previously reported amounts, but eliminated the need to present inception-to-date financial information that was previously required under Topic 915.

7. Subsequent Events

From July 1, 2014 to August 6, 2014, the Company sold 292,865 shares of its common stock in “at the market offerings” under its distribution agreement with an investment banking firm (see Note 3), for proceeds of approximately $2,391,700.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,”, or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

References in this section to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiary Organovo, Inc.

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the SEC instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2014, filed with the SEC on Form 10-K on June 10, 2014 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Overview

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through June 30, 2014 were devoted primarily to developing functional three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. As of June 30, 2014, Organovo, Inc. has devoted substantially all of its efforts to product development, raising capital and building infrastructure. Organovo, Inc. has not, as of that date, realized significant revenues from its planned principal operations.

On February 8, 2012, Organovo, Inc., a privately held Delaware corporation, merged with and into Organovo Acquisition Corp., a wholly-owned subsidiary of the Company, with Organovo, Inc. surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company acquired the business of Organovo, Inc., and will continue the existing business operations of Organovo, Inc.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, valuation of long-lived assets and warrant liability, stock-based compensation and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

For further information, refer to the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2014.

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

Revenues

For the three months ended June 30, 2014, total revenues of $0.1 million were consistent with the $0.1 million in revenues for the same period in 2013. For both periods, the majority of revenues were derived from collaborative research agreements.

Operating Expenses

Overview

Operating expenses increased approximately $2.7 million, or 71%, from approximately $3.8 million for the three months ended June 30, 2013 to $6.5 million for the three months ended June 30, 2014. Of this increase, $1.4 million is relates to increased selling, general and administrative expense while the other $1.3 million relates to increased investment in research and development. These increases are attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support research and development initiatives, incremental investments associated with strategic growth and commercialization project initiatives, expenses related to operating as a publicly traded corporation, expansion of its facility, and increased stock compensation expense relative to employees and certain consulting services.

Research and Development Expenses

For the three months ended June 30, 2014, research and development expenses increased by approximately $1.3 million, or 87%, over the same period in 2013, as the Company increased its research staff to support its obligations under certain collaborative research agreements and to expand its product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from twenty-four full-time employees as of June 30, 2013 to thirty-six full-time employees as of June 30, 2014. In addition to increases in payroll and benefits expense of approximately $0.4 million and an increase in stock-based compensation of $0.2 million resulting from increased staffing levels and increasing stock prices from June 30, 2013 to June 30, 2014, the Company increased its spending on lab equipment, supplies and contracted services in proportion to its increased research activities. In addition, the Company has continued to invest additional resources to advance its Bioprinting technology during the period.

General and Administrative Expenses

For the three months ended June 30, 2014, general and administrative expenses were approximately $3.7 million, an increase of $1.4 million, or 61%, over expenses in the same period of 2013 of approximately $2.3 million. Stock-based compensation increased $0.6 million due to additional grants and increasing stock prices from June 30, 2013 to June 30, 2014. Staffing expense increased $0.3 million due to an increase in administrative headcount from eleven full-time employees to fourteen full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-derived product introductions. In addition, the Company incurred additional expenses for investor outreach initiatives and legal costs in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Other Income (Expense)

Other expense was less than $0.1 million for the three months ended June 30, 2014 and 2013, and consisted primarily of expense related to the revaluation of warrant derivative liabilities.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to research and development, business planning, raising capital, recruiting management and technical staff, and acquiring operating assets. The Company has not commenced principal operations or realized significant revenue therefrom.

Since inception, the Company incurred negative cash flows from operations. As of June 30, 2014, the Company had cash and cash equivalents of approximately $44.9 million and an accumulated deficit of $98.6 million. The Company also had negative cash flow from operations of $3.4 million during the three months ended June 30, 2014. At March 31, 2014, the Company had cash and cash equivalents of approximately $48.2 million and an accumulated deficit of $92.2 million.

At June 30, 2014, the Company had total current assets of approximately $45.7 million and current liabilities of approximately $3.1 million, resulting in working capital of $42.6 million. At March 31, 2014, we had total current assets of approximately $49.2 million and current liabilities of approximately $1.9 million, resulting in working capital of $47.3 million.

Net cash used by operating activities for the three months ended June 30, 2014 was approximately $3.4 million as compared to $2.7 million used in operating activities for the three months ended June 30, 2013. This $0.7 million increase in cash usage can be attributed to a $2.7 million increase in operating expenses, partially offset by an overall increase of $0.7 million of non-cash expenses included in operations, including stock-based compensation, depreciation and amortization, and a decrease in working capital.

Net cash used in investing activities was approximately $0.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. This increase can be attributed to increased capital spending as the company expands its research capabilities.

Net cash from financing activities increased from less than $0.1 million used during the three months ended June 30, 2013 to $0.3 million provided during the three months ended June 30, 2014. We believe our cash and cash equivalents on hand as of June 30, 2014, together with amounts to be received from our collaborative research agreements and the commercialization of our products and services, should be sufficient to fund our ongoing operations as currently planned for at least the next twelve months. Through June 30, 2014, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through a public offering, and from revenue derived from grants or collaborative research agreements.

In addition, in November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. As of June 30, 2014, the Company has raised approximately $3.5 million through the sale of 334,412 shares of its common stock under the distribution agreement. From July 1, 2014 to August 6, 2014, the Company sold an additional 292,865 shares of its common stock in “at the market offerings” for proceeds of approximately $2,391,700.

The Company will need additional capital to further fund product development and commercialization of its human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company intends to cover its future operating expenses through cash on hand, through additional financing from existing and prospective investors, from revenue derived from grants and collaborative research agreements, and revenue from the commercialization of products and services. However, we may not be successful in obtaining sufficient funding to support our operations from new or existing collaborative research agreements or the commercialization of products and services. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Further, we cannot assure you that we will receive 100% of the potential funding under existing grants, and we may not be successful in securing additional grants in the future.

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

As of June 30, 2014, the Company had 78,282,460 total issued and outstanding shares of Common Stock, and five year warrants for the opportunity to purchase an additional 869,239 shares of Common Stock at exercise prices between $0.85 and $1.00 per share and 213,870 warrants with terms between two and five years and exercise prices between $2.21 and $7.36 per share. If all warrants were exercised on a cash basis, the Company would realize approximately $1.9 million additional gross proceeds.

The 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding Common Stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 11,553,986 shares, or approximately 16% of our outstanding Common Stock, to executive officers, directors, advisory board members, employees and consultants. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2008 and 2012 incentive plans total 89,514,529 shares of common stock as of June 30, 2014.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the quarterly period covered by this report were effective.

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

See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for a discussion of our legal proceedings and contingencies.

Item 1A.	RISK FACTORS

In evaluating our company and an investment in our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2014. There have been no material changes from the risk factors as previously disclosed in our Annual Report. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition and prospects.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 8, 2012, by and among Organovo Holdings, Inc. a Delaware corporation, Organovo Acquisition Corp., a Delaware corporation and Organovo, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.2	Certificate of Merger as filed with the Delaware Secretary of State effective February 8, 2012 (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.3	Articles of Merger as filed with the Nevada Secretary of State effective December 28, 2011 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2012 (the “February 2012 Form 8-K”)

2.4	Agreement and Plan of Merger, dated as of December 28, 2011, by and between Real Estate Restoration and Rental, Inc. and Organovo Holdings, Inc. (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2012)

2.5	Certificate of Merger as filed with the Delaware Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.3 to the February 2012 Form 8-K)

2.6	Agreement and Plan of Merger, dated as of January 30, 2012, by and between Organovo Holdings, Inc. (Nevada) and Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 2.2 to the February 2012 Form 8-K)

2.7	Articles of Merger as filed with the Nevada Secretary of State effective January 30, 2012 (incorporated by reference from Exhibit 2.4 to the February 2012 Form 8-K)

3.1	Certificate of Incorporation of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.1 to the February 2012 Form 8-K)

3.2	Bylaws of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.2 to the February 2012 Form 8-K)

4.1	Form of Bridge Warrant of Organovo, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.2	Form of Warrant of Organovo, Inc. issued to former holders of Organovo, Inc. promissory notes (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.3	Form of Warrant of Organovo Holdings, Inc. ($1.00 exercise price) issued to Placement Agent (incorporated by reference from Exhibit 4.2(i) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.4	Form of Warrant of Organovo Holdings, Inc. ($1.00 exercise price) issued to Placement Agent in exchange for Organovo, Inc. warrant issued to Selling Agent (incorporated by reference from Exhibit 4.2(iii) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: August 8, 2014	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Barry D. Michaels
	Name:	Barry D. Michaels
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)