Form 10-Q
period 2014-09-30
ORGANOVO HOLDINGS, INC.
filed 2014-11-07
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, a total of 80,504,648 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Organovo Holdings, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	September 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$54,389	$48,167
Accounts receivable	30	—
Inventory	70	63
Prepaid expenses and other current assets	616	931

Total current assets	55,105	49,161
Fixed assets, net	1,273	857
Restricted cash	79	79
Other assets, net	85	89

Total assets	$56,542	$50,186

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$530	$326
Accrued expenses	1,559	822
Deferred rent	615	345
Deferred revenue	140	13
Capital lease obligation	10	10
Warrant liabilities	258	377

Total current liabilities	3,112	1,893
Deferred revenue, net of current portion	1	4
Capital lease obligation, net of current portion	1	5

Total liabilities	$3,114	$1,902
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 80,404,648 and 78,113,639 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	80	78
Additional paid-in capital	160,852	140,419
Accumulated deficit	(107,504)	(92,213)

Total stockholders’ equity	53,428	48,284

Total Liabilities and Stockholders’ Equity	$56,542	$50,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except share and per share data)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Revenues
Collaborations	$45	$23	$114	$117
Grants	5	—	35	12

Total Revenues	50	23	149	129
Selling, general, and administrative expenses	5,777	4,003	9,472	6,361
Research and development expenses	3,229	1,622	6,043	3,104

Loss from Operations	(8,956)	(5,602)	(15,366)	(9,336)

Other Income (Expense)
Change in fair value of warrant liabilities	94	(4,787)	64	(4,811)
Loss on disposal of fixed assets	(3)	—	(3)	(4)
Interest expense	—	—	—	(13)
Interest income	7	3	14	7

Total Other Income (Expense)	98	(4,784)	75	(4,821)

Net Loss	$(8,858)	$(10,386)	$(15,291)	$(14,157)

Net loss per common share—basic and diluted	$(0.11)	$(0.14)	$(0.19)	$(0.21)
Weighted average shares used in computing net loss per common share—basic and diluted	78,933,884	72,716,031	78,589,521	68,776,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Cash Flows From Operating Activities
Net loss	$(15,291)	$(14,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	3	4
Depreciation and amortization	208	190
Change in fair value of warrant liabilities	(64)	4,811
Expense associated with warrant modification	—	12
Stock-based compensation	3,634	2,088
Amortization of warrants issued for services	469	72
Increase (decrease) in cash resulting from changes in:
Grants receivable	—	101
Accounts receivable	(30)	—
Inventory	(7)	14
Prepaid expenses and other assets	113	(49)
Accounts payable	204	(164)
Accrued expenses	737	833
Deferred rent	223	(30)
Deferred revenue	124	19

Net cash used in operating activities	(9,677)	(6,256)

Cash Flows From Investing Activities
Deposits released from restriction	—	50
Purchases of fixed assets	(576)	(176)

Net cash used in investing activities	(576)	(126)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	16,291	44,096
Proceeds from exercise of stock options	188	20
Principal payments on capital lease obligation	(4)	(5)

Net cash provided by financing activities	16,475	44,111

Net Increase in Cash and Cash Equivalents	6,222	37,729
Cash and Cash Equivalents at Beginning of Period	48,167	15,628

Cash and Cash Equivalents at End of Period	$54,389	$53,357

Supplemental Disclosure of Cash Flow Information:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

During the six months ended September 30, 2014 and 2013, the warrant liability was reduced by approximately $55 and $10,147, respectively, as a result of warrant exercises and $0 and $767, respectively, for warrants reclassified as equity instruments.

During the six months ended September 30, 2014, approximately $47 of leasehold improvements were funded by the Company’s landlord as a lease incentive. The Company capitalized these costs as a fixed asset with a corresponding increase in deferred rent that will be amortized over the remaining lease term.

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

As of September 30, 2014, the Company has devoted its efforts primarily to developing a platform technology for the generation of functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs, raising capital and building infrastructure. The Company has not yet realized significant revenues from its planned principal operations. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology or products.

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

Liquidity

As of September 30, 2014, the Company had an accumulated deficit of approximately $107.5 million. The Company also had negative cash flows from operations of approximately $9.7 million during the six months ended September 30, 2014.

Through September 30, 2014, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the public offering of common stock, and through revenue derived from grants or collaborative research agreements. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months.

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

Restricted cash

As of September 30, 2014 and March 31, 2014, the Company had approximately $78,800 of restricted cash deposited with a financial institution. The entire amount is held in certificates of deposit to support a letter of credit agreement related to the Company’s facility lease.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first-out). Inventory consisted of approximately $70,000 and $63,000 in raw materials as of September 30, 2014 and March 31, 2014, respectively, net of reserves.

The Company provides inventory allowances based on excess or obsolete inventories determined based on anticipated use in the final product. The reserve for obsolete inventory at September 30, 2014 and March 31, 2014 was approximately $31,000.

Fixed assets and depreciation

Property and equipment are carried at cost. Expenditures that extend the life of the asset are capitalized and depreciated. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the remaining lease term. The estimated useful lives of the fixed assets range between two and seven years.

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets has occurred through September 30, 2014.

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

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at September 30 and March 31, 2014 (in thousands):
	Balance at September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$258	—	—	$258

	Balance at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$377	—	—	$377

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended September 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability (in thousands)
Balance at March 31, 2014	$377
Issuances	—
Adjustments to estimated fair value	(64)
Warrant liability removal due to settlements	(55)
Warrant liability reclassified to equity	—

Balance at September 30, 2014	$258

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

Revenue recognition

The Company’s revenues are derived from collaborative research agreements, grants from the National Institute of Health (“NIH”), U.S. Treasury Department and private not-for-profit organizations.

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2014 and March 31, 2014, the Company had approximately $141,000 and $17,000, respectively, in deferred revenue related to its grants and collaborative research programs.

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

Grant Revenues

During 2012, the NIH awarded the Company a research grant totaling approximately $290,000. Revenue from the NIH grant is based upon internal and subcontractor costs incurred that are specifically covered by the grant, and an additional facilities and administrative rate that provides funding for overhead expenses. This revenue is recognized when expenses have been incurred by subcontractors and as the Company incurs internal expenses that are related to the grants. Activities under this grant concluded in April 2013. Revenue recognized under the grant was approximately $0 and $12,000 for the three and six months, respectively, ended September 30, 2013.

During August of 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $5,000 and $35,000 for the three and six months, respectively, ended September 30, 2014.

During September of 2014, the NIH awarded the Company a research grant totaling approximately $222,000. The grant provides for fixed payments based on the achievement of certain milestones. As such, revenue will be recognized upon completion of those milestones. Grant activities did not commence until the third quarter of fiscal 2015 and therefore no revenue has been recognized under this grant as of September 30, 2014.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and six months ended September 30, 2014 and 2013, respectively, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and six months ended September 30, 2014 or 2013, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Common stock equivalents excluded from computing diluted net loss per share were approximately 7.9 million for the three and six months ended September 30, 2014, respectively, and 6.9 million for the three and six months ended September 30, 2013, respectively.

Reclassifications

Certain reclassifications were made to the Condensed Consolidated Balance Sheet as of March 31, 2014 and the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2013 in order to conform to the presentation of the Condensed Consolidated Balance Sheet as of September 30, 2014 and the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2014. The reclassifications did not have any effect on previously reported net loss or financial position.

2. Derivative Liability

During 2011 and 2012, the Company issued five-year warrants to purchase its common stock. For certain of these warrants, the exercise price is protected against down-round financing throughout the term of the warrant. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

The Company revalues the warrants classified as derivative liabilities as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $0.3 million and $0.4 million as of September 30, 2014 and March 31, 2014, respectively. The changes in fair value of the derivative liabilities were approximately a $94,000 decrease and a $4.8 million increase for the three months ended September 30, 2014 and 2013, respectively, and were approximately a $64,000 decrease and a $4.8 million increase for the six months ended September 30, 2014 and 2013, respectively, and are included in other income (expense) in the statement of operations.

During the three months ended September 30, 2014 and 2013, 0 and 1,782,928 warrants, respectively, that were classified as derivative liabilities were exercised. During the six months ended September 30, 2014 and 2013, 8,647 and 1,817,928 warrants, respectively, that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. In addition, during the six months ended September 30, 2013, the Company entered into amendment agreements with certain of the warrant holders, which removed the down-round pricing protection provisions, resulting in 269,657 of these warrants being reclassified from liability instruments to equity instruments. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised and as of the modification date for the warrants that were amended, with a corresponding increase in additional paid-in capital.

The derivative liabilities were valued at the closing dates of the Private Placement and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	September 30, 2014	March 31, 2014	September 30, 2013
Closing price per share of common stock	$6.37	$7.64	$5.77
Exercise price per share	$1.00	$1.00	$1.00
Expected volatility	76.5%	76.5%	82.6%
Risk-free interest rate	0.58%	0.90%	0.63%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	2.46	2.96	3.44

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

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. During the year ended March 31, 2014, the Company issued 334,412 shares of common stock in at the market offerings under the distribution agreement with net proceeds of $3.5 million. During the three and six months ended September 30, 2014, the Company issued 2,197,768 shares of common stock in at the market offerings under the distribution agreement with net proceeds of $16.1 million.

In addition, during the three months ended September 30, 2014 and 2013, the Company issued 0 and 1,670,851 shares of common stock upon exercise of 0 and 2,026,428 warrants, respectively. During the six months ended September 30, 2014 and 2013, the Company issued 110,600 and 1,870,986 shares of common stock upon exercise of 111,647 and 2,278,557 warrants, respectively.

Finally, during the three and six months ended September 30, 2014, the Company issued 28,224 and 88,746 shares of common stock upon exercise of 28,224 and 88,746 stock options, respectively. During the three and six months ended September 30, 2013, the Company issued 7,300 shares of common stock upon exercise of 7,300 stock options.

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

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. The Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2013 to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares, for an aggregate of 11,553,986 shares issuable under the 2012 Plan. The 2012 Plan terminates ten years after its adoption.

During the six months ended September 30, 2013, the Company issued an aggregate of 60,000 restricted stock units with immediate vesting to a consultant. No restricted stock units were awarded during the six months ended September 30, 2014.

During the three months ended September 30, 2014 and 2013, there were 103,804 and 160,540 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 190,000 and 296,250 restricted stock units, respectively. During the six months ended September 30, 2014 and 2013, there were 106,105 and 163,083 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 196,250 and 302,500 restricted stock units, respectively. Upon the return of the common stock, an equal number of stock options with immediate vesting were granted to the individuals at the vesting date market value strike price.

There are 200,000 of restricted stock awards that were issued to a member of senior management in a prior year, the vesting of which is performance based. As of September 30, 2014, the Company believed the financial targets would be met, and accordingly is recognizing the related stock-based compensation expense over the requisite service period.

A summary of the Company’s restricted stock award activity from March 31, 2014 through September 30, 2014 is as follows:

Number of Shares
Unvested at March 31, 2014	573,495
Granted	—
Vested	(196,250)
Canceled / forfeited	—

Unvested at September 30, 2014	377,245

The fair value of each restricted common stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $134,000 and $131,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $267,000 and $533,000 for the six months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense included in research and development was $4,000 and $4,000 for the three months ended September 30, 2014 and 2013, respectively, and $8,000 and $8,000 for the six months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense included in general and administrative expense was $130,000 and $127,000 for the three months ended September 30, 2014 and 2013, respectively, and $259,000 and $525,000 for the six months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, total unrecognized restricted stock-based compensation expense was approximately $466,000, which will be recognized over a weighted average period of 1.02 years.

Stock options

Under the 2012 Plan, 290,054 and 475,540 stock options were issued during the three months ended September 30, 2014 and 2013, respectively, and 556,855 and 572,540 stock options were issued during the six months ended September 30, 2014 and 2013, respectively, at various exercise prices. The stock options generally vest on the one year anniversary of the grant date, quarterly over a three year period, or over a four-year period, with a quarter vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining 36 month terms.

A summary of the Company’s stock option activity for the six months ended September 30, 2014 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2014	5,935,888	$4.87	$20,482,823
Options granted	556,855	$7.53
Options canceled	(22,125)	$7.22
Options exercised	(88,746)	$2.12	$425,156

Outstanding at September 30, 2014	6,381,872	$5.14	$14,989,496

Vested and Exercisable at September 30, 2014	2,349,427	$2.95	$8,414,477

The weighted-average remaining contractual term of options exercisable and outstanding at September 30, 2014 was approximately 8.07 years and 8.55 years, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Dividend yield	—	—	—	—
Volatility	76.3%	82.6%	77.1%	84.8%
Risk-free interest rate	1.66%	0.63%	1.61%	0.84%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$5.16	$4.00	$5.06	$3.81

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

The total stock option-based compensation recorded as operating expense was approximately $1,962,000 and $1,155,000 for the three months ended September 30, 2014 and 2013, respectively, and $3,367,000 and $1,555,000 for the six months ended September 30, 2014 and 2013, respectively. Expense included in research and development was $281,000 and $66,000 for the three months ended September 30, 2014 and 2013, respectively, and $529,000 and $133,000 for the six months ended September 30, 2014 and 2013, respectively. Expense included in general and administrative was $1,681,000 and $1,089,000 for the three months ended September 30, 2014 and 2013, respectively and $2,838,000 and $1,422,000 for the six months ended September 30, 2014 and 2013, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2014 was approximately $15,400,000 and the weighted average period over which these grants are expected to vest is 3.03 years.

Warrants

During the three months ended September 30, 2014 and 2013, 0 and 1,782,928 warrants, respectively, were exercised through a cashless exercise provision for issuance of 0 and 1,427,351 shares of common stock, respectively. During the six months ended September 30, 2014 and 2013, 8,647 and 2,035,057 warrants, respectively, were exercised through a cashless exercise provision for issuance of 7,600 and 1,627,486 shares of common stock, respectively. During the three and six months ended September 30, 2014, 0 and 103,000 warrants, respectively, were exercised at prices ranging from $1.00 to $2.21 for total proceeds of $0 and $224,000, respectively and during the three and six months ended September 30, 2013, 243,500 warrants were exercised at prices ranging from $2.28 and $3.24 for total proceeds of $651,180.

Of the warrants exercised during the three months ended September 30, 2014 and 2013, 0 and 1,782,928, respectively, were derivative liabilities and were valued at the settlement date. Of the warrants exercised during the six months ended September 30, 2014 and 2013, 8,647 and 1,817,928, respectively, were derivative liabilities and were valued at the settlement date. For the three months ended September 30, 2014 and 2013, and the six months ended September 30, 2014 and 2013, respectively, approximately $0, $10,018,000, $55,000, and $10,147,000, of the warrant liability was removed due to the exercise of these warrants. (See Note 2).

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

During the year ended December 31, 2012, the Company entered into four agreements with consultants for services. In connection with the agreements, the Company issued a total of 650,000 warrants to purchase common stock, at prices ranging from $1.70 to $3.24, with lives ranging from two to five years, to be earned over service periods of up to six months. The fair value of the warrants was estimated to be approximately $890,000, which was recognized as a prepaid asset and was amortized over the term of the consulting agreements. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using volatility rates ranging from 79.8% to 103.8% and risk-free interest rate factors ranging from 0.24% to 0.63%, were used to determine the value. The value has been amortized over the term of the agreements. The Company recognized approximately $72,000 during the six months ended September 30, 2013 related to these services.

During November 2013 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 75,000 warrants to purchase common stock, at a price of $7.36, with a life of five years, to be earned over a twelve month service period. The fair value of the warrants was estimated to be approximately $404,000, which was recognized as a prepaid asset and is being amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 96.90% and a risk-free interest rate factor of 0.60%, was used to determine the value. The Company recognized approximately $101,000 and $202,000 during the three and six months ended September 30, 2014, respectively, related to these services.

Additionally, during September 2014, the Company issued 50,000 warrants to a consultant in recognition of services previously provided. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions.

The following table summarizes warrant activity for the six months ended September 30, 2014:

	Warrants	Weighted- Average Exercise Price
Balance at March 31, 2014	1,194,756	$1.79
Granted	50,000	$7.62
Exercised	(111,647)	$2.08

Balance at September 30, 2014	1,133,109	$2.02

The warrants outstanding at September 30, 2014 are immediately exercisable at prices between $0.85 and $7.62 per share, and have a weighted average remaining term of approximately 2.34 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at September 30, 2014:

Common stock warrants outstanding	1,133,109
Common stock options outstanding under the 2008 Plan	672,192
Common stock options outstanding and reserved under the 2012 Plan	9,502,348

Total	11,307,649

Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no present plans to issue shares of preferred stock.

4. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space under a non-cancelable operating lease which was entered into in February 2012 and amended in December 2013, with the future minimum lease payments from the lease included below. The Company records rent expense on a straight-line basis over the life of the lease and records the excess of expense over the amounts paid as deferred rent. In addition, the lease provides for certain improvements made for the Company’s benefit to be funded by the landlord. Such costs, totaling approximately $47,000 to date, have been capitalized as fixed assets and included in deferred rent.

Rent expense was approximately $235,000 and $105,000 for the three months ended September 30, 2014 and 2013, respectively, and $470,000 and $210,000 for the six months ended September 30, 2014 and 2013, respectively.

On February 27, 2012, the Company entered into a facilities lease at 6275 Nancy Ridge Drive (the “Original Lease”), San Diego, CA 92121, with occupancy as of July 15, 2012. The base rent under the lease was approximately $38,800 per month with 3% annual escalators. The lease term was 48 months with an option for the Company to extend the lease at the end of the lease term.

On December 5, 2013, the Company entered into a First Amendment (the “Amendment”) to the Original Lease, together with the Amendment, (the “Amended Lease”). Pursuant to the Amendment, the Company expanded the size of its facility by approximately 15,268 square feet (the “Expansion Premises”) from approximately 15,539 square feet (the “Original Premises”) for a total of approximately 30,807 square feet. The Amended Lease provides for base rent (i) on the Original Premises to continue at approximately $38,800 per month, with annual escalators, until August 1, 2016, at which point the base rent shall be payable at the same rate per rentable square foot as the Expansion Premises and (ii) on the Expansion Premises of approximately $38,934 per month, with 3% annual escalators, not to commence until two months after the earlier of (A) the date that the landlord delivers possession of the Expansion Premises to the Company with the work in the Expansion Lab Premises (as defined in the Amendment) substantially complete and (B) the date the landlord could have delivered the Expansion Premises with the work in the Expansion Lab Premises (as defined in the Amendment) substantially complete but for certain delays of the Company. Additionally, the Company has a right of first refusal on adjacent additional premises of approximately 14,500 square feet. The term of the Amended Lease expires on the seven-year anniversary of the earlier of (A) the date that the landlord delivers possession of the Expansion Premises to the Company and (B) the date the landlord could have delivered the Expansion Premises but for certain delays of the Company (the “Expansion Premises Commencement Date”). The Expansion Premises Commencement Date was September 1, 2014. The Company also has the option to terminate the Amended Lease on the 5-year anniversary of the Expansion Premises Commencement Date. The Expansion Premises contains office, laboratory, and clean room areas.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2014, are as follows (in thousands):

Fiscal year ended March 31, 2015	$444
Fiscal year ended March 31, 2016	979
Fiscal year ended March 31, 2017	984
Fiscal year ended March 31, 2018	1,001
Fiscal year ended March 31, 2019	1,031
Thereafter	2,527

Total	$6,966

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. During the period presented, the Company has not recorded any accrual for loss contingencies associated with such claims or legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Spencer Trask Matter. In June 2013, the Company filed a declaratory relief action against Spencer Trask Ventures (“STV”) in the Supreme Court of New York (case #652305/2013) following claims by STV that it was entitled to additional compensation arising from a warrant tender offer the Company completed in December 2012. The Company is seeking a declaration that a Warrant Solicitation Agency Agreement (the “WSAA”) between the parties is a valid and enforceable agreement; the Company believes that under this agreement, STV is not entitled to the additional compensation it is seeking.

Also in June, 2013, STV initiated an arbitration in which it is alleging (1) breach of contract, and (2) breach of a confidentiality agreement. STV is seeking compensation (including a cash fee and warrants to purchase common stock) as a result of the Company’s warrant tender offer in December 2012 and its warrant redemption in 2013, and damages for breach of confidentiality provisions in relation to the contacting of warrant holders who participated in the warrant tender offer. The Company believes there was no breach of confidentiality, as the Company’s tender offer was made to warrant holders of record relating to warrants already owned by them and whose identity was public information via a Registration Statement on Form S-1 the Company was required to file to register the resale of the shares underlying their warrants.

In January 2014, the Supreme Court of New York stayed the New York litigation, finding that the arbitrator should determine in the first instance which disputes between the Company and STV should proceed in the Arbitration and which disputes between the Company and STV should proceed in the New York Court. The parties are proceeding in the Arbitration and the Company has reserved its right to file a summary disposition motion with regard to the proper venue for its claims under the WSAA. The Company believes that the assertions made against it by STV are without merit and the Company intends to continue to vigorously defend against the claims made by STV.

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

6. Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on April 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities, which eliminated certain financial reporting requirements under Topic 915 for entities considered to be in the development stage. This standard becomes effective for annual reporting periods beginning after December 15, 2014 and interim reporting periods beginning after December 15, 2015, with earlier application permitted. The Company adopted this standard prospectively as of April 1, 2014. This adoption had no effect on current or previously reported amounts, but eliminated the need to present inception-to-date financial information that was previously required under Topic 915.

7. Subsequent Events

In October 2014, we executed an amendment to our existing Research Agreement with United Therapeutics Corporation (“Unither”) to expand the scope of research we are conducting using the NovoGen Bioprinter technology. The term of our extended Research Agreement with Unither now runs through December 2015.

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

Overview

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through September 30, 2014 were devoted primarily to developing functional three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. As of September 30, 2014, Organovo, Inc. has devoted substantially all of its efforts to product development, raising capital and building infrastructure. Organovo, Inc. has not, as of that date, realized significant revenues from its planned principal operations.

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

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

Revenues

For the three months ended September 30, 2014, total revenues of $50,000 were $27,000 or 117% above the $23,000 in revenues for the same period in 2013. For both periods, the majority of revenues were derived from collaborative research agreements.

Operating Expenses

Overview

Operating expenses increased approximately $3.4 million, or 61%, from approximately $5.6 million for the three months ended September 30, 2013 to $9.0 million for the three months ended September 30, 2014. Of this increase, $1.8 million relates to increased selling, general and administrative expense while the other $1.6 million relates to increased investment in research and development. These increases can be attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support research and development initiatives, incremental investments associated with strategic growth and commercialization project initiatives, expenses related to operating as a publicly traded corporation, expansion of its facility, and increased stock compensation expense relative to employees and certain consulting services.

Research and Development Expenses

Research and development expenses increased nearly 100% from approximately $1.6 million for the three months ended September 30, 2013 to $3.2 million for the three months ended September 30, 2014, as the Company increased its research staff to support its obligations under certain collaborative research agreements and to expand its product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from twenty-four full-time employees as of September 30, 2013 to forty-four full-time employees as of September 30, 2014. In addition to an increase in staffing expense of approximately $0.5 million and an increase in stock-based compensation of $0.2 million resulting from increased headcount and increasing stock prices from September 30, 2013 to September 30, 2014, the Company increased its spending on recruiting, lab equipment and supplies in proportion to its increased research activities. In addition, the Company has continued to invest additional resources to advance its bioprinting technology during the period.

General and Administrative Expenses

For the three months ended September 30, 2014, general and administrative expenses were approximately $5.8 million, an increase of $1.8 million, or 44%, over expenses in the same period of 2013 of approximately $4.0 million. Stock-based compensation increased $0.6 million due to additional grants and increasing stock prices from September 30, 2013 to September 30, 2014. Staffing expense increased $0.4 million due to an increase in administrative headcount from twelve full-time employees to sixteen full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-derived product introductions. In addition, the Company incurred additional expenses for investor outreach initiatives and consulting activities in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Other Income (Expense)

Other income was less than $0.1 million for the three months ended September 30, 2014 and consisted primarily of a gain related to the revaluation of warrant derivative liabilities. This gain was caused by a declining stock price during the quarter that decreased the value of the derivative liability. For the three months ended September 30, 2013, other expense consisted primarily of a $4.8 million loss related to the revaluation of the warrant derivative liability due to rising stock prices during the period that caused an increase in the value of the derivative liability. In addition, the majority of the underlying warrants to which the derivative relates were exercised or converted to equity instruments during fiscal 2014, significantly lessening the impact of subsequent changes in our stock price.

Comparison of the six months ended September 30, 2014 and 2013

Revenues

For the six months ended September 30, 2014, total revenues of $0.1 million were consistent with the $0.1 million in revenues for the same period in 2013. For both periods, the majority of revenues were derived from collaborative research agreements.

Operating Expenses

Overview

Operating expenses increased approximately $6.0 million, or 64%, from approximately $9.5 million for the six months ended September 30, 2013 to $15.5 million for the six months ended September 30, 2014. Of this increase, $3.1 million is related to increased selling, general and administrative expense while the other $2.9 million relates to increased investment in research and development. These increases are attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support research and development initiatives, incremental investments associated with strategic growth and commercialization project initiatives, expenses related to operating as a publicly traded corporation, expansion of its facility, and increased stock compensation expense relative to employees and certain consulting services.

Research and Development Expenses

Research and development expenses increased by approximately $2.9 million, or 95%, from approximately $3.1 million for the six months ended September 30, 2013 to approximately $6.0 million for the six months ended September 30, 2014, as the Company increased its research staff to support its obligations under certain collaborative research agreements and to expand its product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from twenty-four full-time employees as of September 30, 2013 to forty-four full-time employees as of September 30, 2014. In addition to increases in staffing expense of approximately $0.9 million and an increase in stock-based compensation of $0.4 million resulting from increased headcount and increasing stock prices from September 30, 2013 to September 30, 2014, the Company increased its spending on recruiting, lab equipment, supplies and contracted services in proportion to its increased research activities. In addition, the Company has continued to invest additional resources to advance its bioprinting technology during the period.

General and Administrative Expenses

For the six months ended September 30, 2014, general and administrative expenses were approximately $9.5 million, an increase of $3.1 million, or 49%, over expenses in the same period of 2013 of approximately $6.4 million. Stock-based compensation increased $1.1 million due to additional grants and increasing stock prices from September 30, 2013 to September 30, 2014. Staffing expense increased $0.7 million due to an increase in administrative headcount from twelve full-time employees to sixteen full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-derived product introductions. In addition, the Company incurred additional expenses for investor outreach initiatives, consulting and legal activities in the six months ended September 30, 2014 as compared to the six months ended September 30, 2013.

Other Income (Expense)

Other income was less than $0.1 million for the six months ended September 30, 2014 and consisted primarily of a gain related to the revaluation of warrant derivative liabilities. This gain was caused by a declining stock price during the period that decreased the value of the derivative liability. For the six months ended September 30, 2013, other expense consisted primarily of a $4.8 million loss related to the revaluation of the warrant derivative liability due to rising stock prices during the period that caused an increase in the value of the derivative liability. In addition, the majority of the underlying warrants to which the derivative relates were exercised or converted to equity instruments during fiscal 2014, significantly lessening the impact of subsequent changes in our stock price.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to research and development, business planning, raising capital, recruiting management and technical staff, and acquiring operating assets. The Company has not commenced principal operations or realized significant revenue therefrom.

Since inception, the Company incurred negative cash flows from operations. As of September 30, 2014, the Company had cash and cash equivalents of approximately $54.4 million and an accumulated deficit of $107.5 million. The Company also had negative cash flow from operations of $9.7 million during the six months ended September 30, 2014. At March 31, 2014, the Company had cash and cash equivalents of approximately $48.2 million and an accumulated deficit of $92.2 million.

At September 30, 2014, the Company had total current assets of approximately $55.1 million and current liabilities of approximately $3.1 million, resulting in working capital of $52.0 million. At March 31, 2014, we had total current assets of approximately $49.2 million and current liabilities of approximately $1.9 million, resulting in working capital of $47.3 million.

Net cash used by operating activities for the six months ended September 30, 2014 was approximately $9.7 million as compared to $6.3 million used in operating activities for the six months ended September 30, 2013. This $3.4 million increase in cash usage can be attributed to a $6.0 million increase in operating expenses, partially offset by an overall increase of $2.0 million of non-cash expenses included in operations, including stock-based compensation, depreciation and amortization, as well as changes in working capital.

Net cash used in investing activities was approximately $0.6 million and $0.1 million for the six months ended September 30, 2014 and 2013, respectively. This increase can be attributed to increased capital spending as the company expands its research capabilities.

Net cash provided by financing activities decreased from $44.1 million provided during the six months ended September 30, 2013 to $16.5 million provided during the six months ended September 30, 2014. This decrease is primarily due to the inclusion of $43.4 million in net proceeds from the issuance of common stock during the six months ended September 30, 2013, as compared to $16.1 million in net proceeds from the issuance of common stock during the six months ended September 30, 2014.

We believe our cash and cash equivalents on hand as of September 30, 2014, together with amounts to be received from our collaborative research agreements and the commercialization of our products and services, should be sufficient to fund our ongoing operations as currently planned for at least the next twelve months. Through September 30, 2014, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and from revenue derived from grants or collaborative research agreements.

In addition, in November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. During the three and six months ended September 30, 2014, the Company issued 2,197,768 shares of common stock in at the market offerings under the distribution agreement with net proceeds of $16.1 million. We intend to use the net proceeds from these offerings for general corporate purposes, including research and development, the development and commercialization of our products, general administrative expenses, license or technology acquisitions, and working capital and capital expenditures. We may also use the net proceeds to repay any debts and/or invest in or acquire complementary businesses, products or technologies, although we have no current commitments or agreements with respect to any such investments or acquisitions as of the date of this Quarterly Report on Form 10-Q.

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

As of September 30, 2014, the Company had 80,404,648 total issued and outstanding shares of Common Stock, and five year warrants for the opportunity to purchase an additional 869,239 shares of Common Stock at exercise prices between $0.85 and $1.00 per share and 263,870 warrants with terms between two and five years and exercise prices between $2.21 and $7.62 per share. If all warrants were exercised on a cash basis, the Company would realize approximately $2.3 million additional gross proceeds.

The 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding Common Stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 11,553,986 shares, or approximately 16% of our outstanding Common Stock, to executive officers, directors, advisory board members, employees and consultants. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2008 and 2012 incentive plans total 91,712,297 shares of common stock as of September 30, 2014.

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

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (our “2014 Form 10-K”), and filed with the Securities and Exchange Commission on June 10, 2014. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our 2014 Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our 2014 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Our business will be adversely impacted if we are unable to successfully attract and hire key additional employees or if we are unable to retain our executive officers and other key personnel.

To prepare for the commercial launch of our first product and to pursue our research and development plans, we need to significantly expand our employee headcount. As a result, our future success depends in part on our ability to timely attract and hire highly skilled technical, managerial and sales and marketing personnel. Our success will also depend to a significant degree upon the continued contributions of our key personnel, especially our executive officers. We do not currently have long-term employment agreements with our executive officers or our other key personnel, and there is no guarantee that our executive officers or key personnel will remain employed with us. Moreover, we have not obtained key man life insurance that would provide us with proceeds in the event of the death, disability or incapacity of any of our executive officers or other key personnel. Further, the process of attracting and retaining suitable replacements for any executive officers and other key personnel we lose in the future would result in transition costs and would divert the attention of other members of our senior management from our existing operations. Additionally, such a loss could be negatively perceived in the capital markets. As a result, the loss of any of our executive officers or other key personnel or our inability to timely attract and hire qualified personnel in the future (in particular skilled technical, managerial and sales and marketing personnel) will adversely impact our ability to meet our key commercial and technical goals and successfully implement our business plan.

We may be subject to security breaches or other cybersecurity incidents that could compromise our information and expose us to liability.

We routinely collect and store sensitive data (such as intellectual property, proprietary business information and personally identifiable information) for the Company, its employees and its suppliers and customers. We make significant efforts to maintain the security and integrity of our computer systems and networks and to protect this information. However, like other companies in our industry, our networks and infrastructure may be vulnerable to cyber-attacks or intrusions, including by computer hackers, foreign governments, foreign companies or competitors, or may be breached by employee error, malfeasance or other disruption. Any such breach could result in unauthorized access to (or disclosure of) sensitive, proprietary or confidential information of ours, our employees or our suppliers or customers, and/or loss or damage to our data. Any such unauthorized access, disclosure, or loss of information could cause competitive harms, result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and/or cause reputational harm.

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

ORGANOVO HOLDINGS, INC.

Date: November 7, 2014	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Barry D. Michaels
	Name:	Barry D. Michaels
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)