Form 10-Q
period 2014-12-31
ORGANOVO HOLDINGS, INC.
filed 2015-02-06
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 31, 2015, a total of 80,458,648 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$50,027	$48,167
Inventory	69	63
Prepaid expenses and other current assets	372	931
Total current assets	50,468	49,161
Fixed assets, net	1,440	857
Restricted cash	79	79
Other assets, net	83	89
Total assets	$52,070	$50,186
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$495	$326
Accrued expenses	2,028	822
Deferred rent	646	345
Deferred revenue	241	13
Capital lease obligation	8	10
Warrant liabilities	298	377
Total current liabilities	3,716	1,893
Deferred revenue, net of current portion	44	4
Capital lease obligation, net of current portion	-	5
Total liabilities	$3,760	$1,902
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 80,458,406 and 78,113,639 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	80	78
Additional paid-in capital	162,727	140,419
Accumulated deficit	(114,497)	(92,213)
Total stockholders’ equity	48,310	48,284
Total Liabilities and Stockholders’ Equity	$52,070	$50,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenues
Product and service	$139	—	$139	—
Collaborations	7	97	121	214
Grants	9	38	44	50
Total Revenues	155	135	304	264
Selling, general, and administrative expenses	3,878	2,379	13,350	8,740
Research and development expenses	3,238	2,382	9,281	5,487
Loss from Operations	(6,961)	(4,626)	(22,327)	(13,963)
Other Income (Expense)
Change in fair value of warrant liabilities	(40)	(586)	24	(5,397)
Loss on disposals of fixed assets	—	—	(3)	(4)
Interest expense	—	—	—	(13)
Interest income	8	4	22	11
Total Other Income (Expense)	(32)	(582)	43	(5,403)
Net Loss	$(6,993)	$(5,208)	$(22,284)	$(19,366)
Net loss per common share—basic and diluted	$(0.09)	$(0.07)	$(0.28)	$(0.27)
Weighted average shares used in computing net loss per common share—basic and diluted	80,491,120	77,235,976	79,225,692	71,606,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities
Net loss	$(22,284)	$(19,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	3	4
Depreciation and amortization	334	288
Change in fair value of warrant liabilities	(24)	5,397
Expense associated with warrant modification	—	12
Stock-based compensation	5,215	2,840
Amortization of warrants issued for services	556	182
Increase (decrease) in cash resulting from changes in:
Grants receivable	—	94
Inventory	(6)	6
Prepaid expenses and other assets	318	(25)
Accounts payable	169	(330)
Accrued expenses	1,206	779
Deferred rent	254	—
Deferred revenue	268	(42)
Net cash used in operating activities	(13,991)	(10,161)
Cash Flows From Investing Activities
Deposits released from restriction	—	9
Purchases of fixed assets	(867)	(156)
Net cash used in investing activities	(867)	(147)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	16,512	44,310
Proceeds from exercise of stock options	213	195
Principal payments on capital lease obligations	(7)	(7)
Net cash provided by financing activities	16,718	44,498
Net Increase in Cash and Cash Equivalents	1,860	34,190
Cash and Cash Equivalents at Beginning of Period	48,167	15,628
Cash and Cash Equivalents at End of Period	$50,027	$49,818
Supplemental Disclosure of Cash Flow Information:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

During the nine months ended December 31, 2014 and 2013, the warrant liability was reduced by approximately $55 and $10,522, respectively, as a result of warrant exercises and $0 and $767, respectively, for warrants reclassified as equity instruments.

During the nine months ended December 31, 2013, the Company issued 75,000 warrants to purchase shares of its common stock for consulting services. The warrants were valued at approximately $404.

During the nine months ended December 31, 2014, approximately $47 of leasehold improvements were funded by the Company’s landlord as a lease incentive. The Company capitalized these costs as a fixed asset with a corresponding increase in deferred rent that will be amortized over the remaining lease term.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Nature of operations and basis of presentation

References in these notes to the unaudited condensed consolidated financial statements to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiaries. The Company is developing and commercializing functional three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

Since its inception, the Company has devoted its efforts primarily to developing a platform technology and functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs, raising capital and building infrastructure. In November 2014, the Company announced the full commercial release of its first product, the exVive3D™ Human Liver Tissue for use in toxicology and other preclinical drug testing. As of December 31, 2014, the Company has not yet realized significant revenues from its planned principal operations. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s current technology and implement its business plan.

The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations, stockholders’ equity and cash flows in accordance with generally accepted accounting principles (“GAAP”). The balance sheet at March 31, 2014 is derived from the Company’s audited balance sheet at that date.

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

Liquidity

As of December 31, 2014, the Company had an accumulated deficit of approximately $114.5 million. The Company also had negative cash flows from operations of approximately $14.0 million during the nine months ended December 31, 2014.

Through December 31, 2014, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the public offering of common stock, and through revenue derived from grants, product sales, collaborative research agreements and research service agreements. Based on its current operating plan and available cash resources, the Company believes it has sufficient resources to fund its business for at least the next twelve months.

The Company will need additional capital to further fund the development and commercialization of its human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company intends to cover its future operating expenses through cash on hand, through revenue derived from grants, product sales, collaborative research agreements and research services agreements and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs or relinquish rights to our technology on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities,

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue and capital lease obligations, the carrying amounts are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Restricted cash

As of December 31, 2014 and March 31, 2014, the Company had approximately $78,800 of restricted cash deposited with a financial institution. The entire amount is held in certificates of deposit to support a letter of credit agreement related to the Company’s facility lease.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first-out). Inventory consisted of approximately $69,000 and $63,000 in raw materials as of December 31, 2014 and March 31, 2014, respectively, net of reserves.

The Company provides inventory allowances based on excess or obsolete inventories determined based on anticipated use in the final product. The reserve for obsolete inventory at December 31, 2014 and March 31, 2014 was approximately $31,000.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets has occurred through December 31, 2014.

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

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at December 31 and March 31, 2014 (in thousands):
	Balance at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$298	—	—	$298

	Balance at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$377	—	—	$377

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended December 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability (in thousands)
Balance at March 31, 2014	$377
Issuances	—
Adjustments to estimated fair value	(24)
Warrant liability removal due to settlements	(55)
Warrant liability reclassified to equity	—
Balance at December 31, 2014	$298

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

Revenue recognition

The Company’s revenues are derived from research service agreements, product sales, collaborative research agreements, and grants from the National Institute of Health (“NIH”), U.S. Treasury Department and private not-for-profit organizations.

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2014 and March 31, 2014, the Company had approximately $285,000 and $17,000, respectively, in deferred revenue related to its grants, collaborative research programs and research service agreements.

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

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Revenue from Research Service Agreements

For research service agreements that contain only a single or primary deliverable, the Company defers any up-front fees collected from customers, and recognizes revenue for the delivered element only when it determines there are no uncertainties regarding customer acceptance.

Revenue Arrangements with Multiple Deliverables

The Company periodically enters into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. For multiple deliverable agreements, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

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

Grant Revenues

During 2012, the NIH awarded the Company a research grant totaling approximately $290,000. Revenue from the NIH grant is based upon internal and subcontractor costs incurred that are specifically covered by the grant, and an additional facilities and administrative rate that provides funding for overhead expenses. This revenue is recognized when expenses have been incurred by subcontractors and as the Company incurs internal expenses that are related to the grants. Activities under this grant concluded in April 2013. Revenue recognized under the grant was approximately $0 and $12,000 for the three and nine months, respectively, ended December 31, 2013.

During August of 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $9,000 and $44,000 for the three and nine months, respectively, ended December 31, 2014.

During September of 2014, the NIH awarded the Company a research grant totaling approximately $222,000. The grant provides for fixed payments based on the achievement of certain milestones. As such, revenue will be recognized upon completion of those milestones. Grant activities did not commence until the third quarter of fiscal 2015, and the first milestone had not yet been met as of December 31, 2014. Therefore no revenue has been recognized under this grant as of December 31, 2014.

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

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value as it vests.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and nine months ended December 31, 2014 and 2013, respectively, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and nine months ended December 31, 2014 and 2013, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Common stock equivalents excluded from computing diluted net loss per share were approximately 8.2 million for the three and nine months ended December 31, 2014, respectively, and 6.4 million for the three and nine months ended December 31, 2013, respectively.

Reclassifications

Certain reclassifications were made to the Condensed Consolidated Balance Sheet as of March 31, 2014 and the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2013 in order to conform to the presentation of the Condensed Consolidated Balance Sheet as of December 31, 2014 and the Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2014. The reclassifications did not have any effect on previously reported net loss or financial position.

Note 2. Derivative Liability

During 2011 and 2012, the Company issued five-year warrants to purchase its common stock. For certain of these warrants, the exercise price is protected against down-round financing throughout the term of the warrant. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

The Company revalues the warrants classified as derivative liabilities as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $0.3 million and $0.4 million as of December 31, 2014 and March 31, 2014, respectively. The changes in fair value of the derivative liabilities were increases of approximately $40,000 and $0.6 million for the three months ended December 31, 2014 and 2013, respectively, and were approximately a $24,000 decrease and a $5.4 million increase for the nine months ended December 31, 2014 and 2013, respectively, and are included in other income (expense) in the statements of operations.

During the three months ended December 31, 2014 and 2013, 0 and 60,176 warrants, respectively, that were classified as derivative liabilities were exercised. During the nine months ended December 31, 2014 and 2013, 8,647 and 1,878,104 warrants, respectively, that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. In addition, during the nine months ended December 31, 2013, the Company entered into amendment agreements with certain of the warrant holders, which removed the down-round pricing protection provisions, resulting in 269,657 of these warrants being reclassified from liability instruments to equity instruments. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised and as of the modification date for the warrants that were amended, with a corresponding increase in additional paid-in capital.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The derivative liabilities were valued at the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	December 31, 2014	March 31, 2014	December 31, 2013
Closing price per share of common stock	$7.25	$7.64	$11.07
Exercise price per share	$1.00	$1.00	$1.00
Expected volatility	76.5%	76.5%	82.3%
Risk-free interest rate	0.67%	0.90%	0.78%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	2.21	2.96	3.20

Note 3. Stockholders’ Equity

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

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. During the year ended March 31, 2014, the Company issued 334,412 shares of common stock in at the market offerings under the distribution agreement with net proceeds of $3.5 million. During the three and nine months ended December 31, 2014, the Company issued 0 and 2,197,768 shares of common stock in at the market offerings under the distribution agreement with net proceeds of $0 and $16.1 million, respectively.

In December 2014, the Company entered into an equity offering sales agreement with another investment banking firm. Under the terms of the sales agreement, the Company may offer and sell shares of its common stock     , from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. As of December 31, 2014, the Company has not sold any shares of common stock in at the market offerings under the sales agreement. The Company intends to use the net proceeds raised through any “at-the-market” sales for general corporate purposes, including research and development, the commercialization of the Company’s products, general administrative expenses, and working capital and capital expenditures.

The Company will limit future sales under the 2013 distribution agreement and the 2014 sales agreement to ensure that it does not exceed the maximum amount available for sale under its effective shelf registration statement previously filed with the SEC. Based on its use of the shelf registration statement through December 31, 2014, the Company cannot sell more than an aggregate of $33,210,335 in shares of common stock under the 2013 distribution agreement and the 2014 sales agreement.

In addition, during the three months ended December 31, 2014 and 2013, the Company issued 100,000 and 533,533 shares of common stock upon exercise of 100,000 and 600,306 warrants, respectively. During the nine months ended December 31, 2014 and 2013, the Company issued 210,600 and 2,404,519 shares of common stock upon exercise of 211,647 and 2,878,863 warrants, respectively.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Finally, during the three and nine months ended December 31, 2014, the Company issued 9,961 and 98,707 shares of common stock upon exercise of 10,612 and 99,358 stock options, respectively. During the three and nine months ended December 31, 2013, the Company issued 76,501 and 83,801 shares of common stock upon exercise of 76,501 and 83,801 stock options, respectively.

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

During the nine months ended December 31, 2013, the Company issued an aggregate of 60,000 restricted stock units with immediate vesting to a consultant. No restricted stock units were awarded during the nine months ended December 31, 2014.

During the three months ended December 31, 2014 and 2013, there were 3,703 and 3,703 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 8,750 and 8,750 restricted stock units, respectively. During the nine months ended December 31, 2014 and 2013, there were 109,808 and 164,243 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 205,000 and 305,000 restricted stock units, respectively. Upon the return of the common stock, an equal number of stock options with immediate vesting were granted to the individuals at the vesting date market value strike price.

On August 6, 2012, 200,000 restricted stock awards were issued to a member of senior management, the vesting of which was performance based with achievement to be measured at December 31, 2014 or earlier if the metric was achieved. As of December 31, 2014, the Company had determined that three of the four target metrics had been achieved with the fourth performance metric criteria not met resulting in 150,000 shares of restricted stock vested and the remaining 50,000 restricted stock awards surrendered back to the Company unvested. The Company recognized the related stock-based compensation expense over the requisite service period ending on December 31, 2014.

A summary of the Company’s restricted stock award activity from March 31, 2014 through December 31, 2014 is as follows:

Number of Shares
Unvested at March 31, 2014	573,495
Granted	—
Vested	(205,000)
Canceled / forfeited	(52,500)
Unvested at December 31, 2014	315,995

The fair value of each restricted common stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $48,000 and $148,000 for the three months ended December 31, 2014 and 2013, respectively, and approximately $315,000 and $681,000 for the nine months ended December 31, 2014 and 2013, respectively. Stock-based compensation expense included in research and development was $4,000 and $4,000 for the three months ended December 31, 2014 and 2013, respectively, and $12,000 and $12,000 for the nine months ended December 31, 2014 and 2013, respectively. Stock-based compensation expense included in general and administrative expense was $44,000 and $144,000 for the three months ended December 31, 2014 and 2013, respectively, and $303,000 and $669,000 for the nine months ended December 31, 2014 and 2013, respectively.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2014, total unrecognized restricted stock-based compensation expense was approximately $328,000, which will be recognized over a weighted average period of 0.83 years.

Stock options

Under the 2012 Plan, 310,203 and 91,203 stock options were issued during the three months ended December 31, 2014 and 2013, respectively, and 867,058 and 665,743 stock options were issued during the nine months ended December 31, 2014 and 2013, respectively, at various exercise prices. The stock options generally vest on the one year anniversary of the grant date, quarterly over a three year period, or over a four-year period, with a quarter vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining 36 month terms.

A summary of the Company’s stock option activity for the nine months ended December 31, 2014 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2014	5,935,888	$4.87	$20,482,823
Options granted	867,058	$7.23
Options canceled	(35,443)	$7.25
Options exercised	(99,358)	$2.18	$462,948
Outstanding at December 31, 2014	6,668,145	$5.21	$18,539,044
Vested and Exercisable at December 31, 2014	2,559,635	$3.01	$11,124,896

The weighted-average remaining contractual term of options exercisable and outstanding at December 31, 2014 was approximately 7.82 years and 8.36 years, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Dividend yield	—	—	—	—
Volatility	77.0%	82.3%	77.1%	83.9%
Risk-free interest rate	1.67%	0.78%	1.64%	0.82%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$4.49	$5.54	$4.86	$4.00

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

The total stock option-based compensation recorded as operating expense was approximately $1,533,000 and $605,000 for the three months ended December 31, 2014 and 2013, respectively, and $4,900,000 and $2,160,000 for the nine months ended December 31, 2014 and 2013, respectively. Expense included in research and development was $327,000 and $129,000 for the three months ended December 31, 2014 and 2013, respectively, and $856,000 and $262,000 for the nine months ended December 31, 2014 and 2013, respectively. Expense included in general and administrative was $1,206,000 and $476,000 for the three months ended December 31, 2014 and 2013, respectively and $4,044,000 and $1,898,000 for the nine months ended December 31, 2014 and 2013, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2014 was approximately $15,100,000 and the weighted average period over which these grants are expected to vest is 2.84 years.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

During the three months ended December 31, 2014 and 2013, 0 and 450,176 warrants, respectively, were exercised through a cashless exercise provision for issuance of 0 and 383,403 shares of common stock, respectively. During the nine months ended December 31, 2014 and 2013, 8,647 and 2,485,233 warrants, respectively, were exercised through a cashless exercise provision for issuance of 7,600 and 2,010,889 shares of common stock, respectively. During the three and nine months ended December 31, 2014, 100,000 and 203,000 warrants, respectively, were exercised at prices ranging from $1.00 to $2.21 for total proceeds of $221,000 and $445,000, respectively and during the three and nine months ended December 31, 2013, 150,130 and 393,630 warrants, respectively, were exercised at prices ranging from $1.00 and $3.24 for total proceeds of $284,696 and $935,876.

Of the warrants exercised during the three months ended December 31, 2014 and 2013, 0 and 60,176, respectively, were derivative liabilities and were valued at the settlement date. Of the warrants exercised during the nine months ended December 31, 2014 and 2013, 8,647 and 1,878,104, respectively, were derivative liabilities and were valued at the settlement date. For the three months ended December 31, 2014 and 2013, and the nine months ended December 31, 2014 and 2013, respectively, approximately $0, $375,000, $55,000, and $10,522,000, of the warrant liability was removed due to the exercise of these warrants. (See Note 2).

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

During the year ended December 31, 2012, the Company entered into four agreements with consultants for services. In connection with the agreements, the Company issued a total of 650,000 warrants to purchase common stock, at prices ranging from $1.70 to $3.24, with lives ranging from two to five years, to be earned over service periods of up to six months. The fair value of the warrants was estimated to be approximately $890,000, which was recognized as a prepaid asset and was amortized over the term of the consulting agreements. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using volatility rates ranging from 79.8% to 103.8% and risk-free interest rate factors ranging from 0.24% to 0.63%, were used to determine the value. The value has been amortized over the term of the agreements. The Company recognized approximately $72,000 during the nine months ended December 31, 2013 related to these services.

During November 2013 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 75,000 warrants to purchase common stock, at a price of $7.36, with a life of five years, to be earned over a twelve month service period. The fair value of the warrants was estimated to be approximately $404,000, which was recognized as a prepaid asset and has been amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 96.90% and a risk-free interest rate factor of 0.60%, was used to determine the value. The Company recognized approximately $39,000 and $241,000 during the three and nine months ended December 31, 2014, respectively, related to these services.

Additionally, during September 2014, the Company issued 50,000 warrants to a consultant in recognition of services previously provided. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Company recognized approximately $0 and $273,000 during the three and nine months ended December 31, 2014, respectively, related to these services.

During November 2014 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 145,000 warrants to purchase common stock, at a price of $6.84, with a life of five years, to be earned over a seventeen month service period ending on March 31, 2016. The final number of vested warrant shares will be determined, at the discretion of management, based on management’s judgment of the satisfaction of specific performance metrics prior to the earliest to occur of March 31, 2016 or the termination of the consulting arrangement with the Company. The initial fair value of the warrants was estimated to be approximately $309,000, which is being revalued and amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 76.50% and a risk-free interest rate factor of 1.65%, was used to determine the value. The Company recognized approximately $35,000 during the three and nine months ended December 31, 2014, respectively, related to these services.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes warrant activity for the nine months ended December 31, 2014:

	Warrants	Weighted- Average Exercise Price
Balance at March 31, 2014	1,194,756	$1.79
Granted	195,000	$7.04
Exercised	(211,647)	$2.14
Balance at December 31, 2014	1,178,109	$2.59

The warrants outstanding at December 31, 2014 are exercisable at prices between $0.85 and $7.62 per share, and have a weighted average remaining term of approximately 2.63 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at December 31, 2014:

Common stock warrants outstanding	1,178,109
Common stock options outstanding under the 2008 Plan	672,192
Common stock options outstanding and reserved under the 2012 Plan	9,403,590
Total	11,253,891

Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no present plans to issue shares of preferred stock.

Note 4. Commitments and Contingencies

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

Rent expense was approximately $235,000 and $112,000 for the three months ended December 31, 2014 and 2013, respectively, and $705,000 and $322,000 for the nine months ended December 31, 2014 and 2013, respectively.

On February 27, 2012, the Company entered into a facilities lease at 6275 Nancy Ridge Drive (the “Original Lease”), San Diego, CA 92121, with occupancy as of July 15, 2012. The base rent under the lease was approximately $38,800 per month with 3% annual escalators. The lease term was 48 months with an option for the Company to extend the lease at the end of the lease term.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014, are as follows (in thousands):

Fiscal year ended March 31, 2015	$242
Fiscal year ended March 31, 2016	979
Fiscal year ended March 31, 2017	984
Fiscal year ended March 31, 2018	1,001
Fiscal year ended March 31, 2019	1,031
Thereafter	2,527
Total	$6,764

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

Spencer Trask Matter. In June 2013, the Company filed a declaratory relief action against Spencer Trask Ventures (“STV”) in the Supreme Court of New York (case #652305/2013) following claims by STV that it was entitled to additional compensation arising from a warrant tender offer the Company completed in December 2012. The Company is seeking a declaration that a Warrant Solicitation Agency Agreement (the “WSAA”) between the parties is a valid and enforceable agreement; the Company believes that under the terms of this agreement and the Placement Agent Agreement (the “PAA”) it entered into with STV in connection with the private placement financings the Company completed in February and March 2012, STV is not entitled to the additional compensation it is seeking.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Also in June, 2013, STV initiated an arbitration in which it is alleging (1) breach of contract, and (2) breach of confidentiality obligations under the terms of the PAA. STV is seeking compensation (including a cash fee and warrants to purchase common stock) as a result of the Company’s warrant tender offer in December 2012 and its warrant redemption in 2013, and damages for breach of confidentiality provisions in relation to the contacting of warrant holders who participated in the warrant tender offer. The Company believes there was no breach of confidentiality, as the Company’s tender offer was made to warrant holders of record relating to warrants already owned by them and whose identity was public information via a Registration Statement on Form S-1 the Company was required to file to register the resale of the shares underlying their warrants.

In January 2014, the Supreme Court of New York stayed the New York litigation, finding that the arbitrator should determine in the first instance which disputes between the Company and STV should proceed in the Arbitration and which disputes between the Company and STV should proceed in the New York Court. The parties are proceeding in the Arbitration and the Company has reserved its right to file a summary disposition motion with regard to the proper venue for its claims under the WSAA. The Arbitration has been scheduled for July, 2015. The Company believes that the assertions made against it by STV are without merit and the Company intends to continue to vigorously defend against the claims made by STV.

Note 5. Concentrations

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

Note 6. Recent Accounting Pronouncements

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

Note 7. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,”, or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

References in this section to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiaries.

On February 8, 2012, Organovo, Inc., a privately held Delaware corporation, merged with and into Organovo Acquisition Corp., a wholly-owned subsidiary of the Company, with Organovo, Inc. surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company acquired the business of Organovo, Inc., and has continued the business operations of Organovo, Inc.

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through December 31, 2014 have been devoted primarily to technology and product development, raising capital and building infrastructure. As of December 31, 2014, Organovo, Inc. has not realized significant revenues from its planned principal operations.

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2014, filed with the SEC on Form 10-K on June 10, 2014 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Overview

We are developing and commercializing functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. We believe we can introduce a paradigm shift in the approach to the generation of three-dimensional human tissues, by utilizing our proprietary platform technology to create human tissue constructs in 3D that mimic native human tissue composition and architecture. We believe we will improve the current industry standard cell-based approaches to drug discovery and development by creating 3D tissues constructed solely of human cells. We believe our foundational approach to the 3D printing of living tissues, as disclosed in peer-reviewed scientific publications, and the continuous evolution of our core bioengineering technology platform combine to provide us with the opportunity to fill many critical gaps in commercially available preclinical human tissue modeling and tissue transplantation.

In November 2014, we announced the full commercial release of our first product, the exVive3D™ Human Liver Tissue for use in toxicology and other preclinical drug testing. Initial revenues derived from the product will predominantly be through our research service model, which involves testing compounds provided to us for analysis by our customers. Prior to initiating the service, our technical staff assists customers in determining the extent of testing to be conducted utilizing our exVive3D™ Human Liver Tissue. Testing may include the analysis of one or multiple compounds under various dosing and duration protocols to determine toxicity and metabolic effects of the test compounds on the tissue model. Projects may involve multiple deliverables which are clearly defined and based on pricing as stated in the related customer agreements. Consistent with our revenue recognition policies, revenue related to each deliverable will be recognized when delivered and the period of customer acceptance has been met. Revenue from projects without multiple deliverables will be recognized when the data package has been delivered to the customer, and the term of customer acceptance has been met. In general, project duration will be in the four to six month range.

In addition to our exVive3D™ Human Liver Tissue, we have entered into collaborative research agreements with pharmaceutical corporations and academic medical centers. We have also secured federal grants, including Small Business Innovation Research grants, to support the development of our technology.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, valuation of long-lived assets and warrant liability, stock-based compensation and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

For further information, refer to the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2014, filed with the SEC on June 10, 2014 and the Company’s Supplemental Prospectus filed with the SEC on December 30, 2014.

Results of Operations

Comparison of the three months ended December 31, 2014 and 2013

Revenues

For the three months ended December 31, 2014, total revenue of $155,000 was $20,000 or approximately 15% higher than total revenue for the three months ended December 31, 2013. Product and service revenue of $139,000 for the third quarter of fiscal 2015 versus $0 in the third quarter of fiscal 2014 represents initial revenue from the initial shipment of exVive3DTM Human Liver Tissue product and from exVive3DTM Human Liver Tissue research services. The Company announced the commercial launch of its exVive3DTM Human Liver Tissue in November 2014. The majority of revenues for the third quarter of fiscal 2015 were derived from research service agreements related to the exVive3D™ Human Liver Tissue, whereas revenues for the third quarter of fiscal 2014 were derived mainly from existing collaborations and from research funded by grants.

Operating Expenses

Overview

Operating expenses increased approximately $2.3 million, or 48%, from approximately $4.8 million for the three months ended December 31, 2013 to $7.1 million for the three months ended December 31, 2014. Of this increase, $1.5 million relates to increased selling, general and administrative expense while the other $0.8 million relates to increased investment in research and development. These increases can be attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support research and development initiatives, incremental investments associated with strategic growth and commercialization project initiatives associated with the commercial launch of our exVive3D™ Human Liver Tissue in November 2014, expenses related to operating as a publicly traded corporation, expansion of its facility, and increased stock compensation expense relative to employees and certain consulting services.

Research and Development Expenses

Research and development expenses increased 36% from approximately $2.4 million for the three months ended December 31, 2013 to $3.2 million for the three months ended December 31, 2014, as the Company increased its research staff to support its obligations under existing collaborative research agreements and to expand its product development efforts in preparation for commercial research services associated with the commercial launch of the Company’s first product in the third quarter of fiscal 2015. Full-time research and development staffing increased from twenty-six full-time employees as of December 31, 2013 to forty-nine full-time employees as of December 31, 2014, resulting in an increase in staffing expense of approximately $0.5 million, an increase in stock-based compensation of $0.2 million and an increase in facility costs of approximately $0.4 million. Partially offsetting these increases was a decrease in bioprinter development costs of approximately $0.3 million as compared to the same quarter of the previous year. In fiscal 2014, the Company began an initiative to advance its bioprinting technology; however, the most significant of these expenditures had already been incurred prior to the third quarter of fiscal 2015.

General and Administrative Expenses

For the three months ended December 31, 2014, general and administrative expenses were approximately $3.9 million, an increase of $1.5 million, or 63%, over expenses in the same period of the previous year of approximately $2.4 million. This increase was related to an increase in staffing expense of $0.4 million due to an increase in administrative headcount from thirteen full-time employees to eighteen full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-derived product introductions as well as an increase in stock-based compensation of $0.6 million due to additional grants. In addition, legal and other corporate expenses increased $0.5 million.

Other Income (Expense)

Other expense was less than $0.1 million for the three months ended December 31, 2014 and consisted primarily of a loss related to the revaluation of warrant derivative liabilities. This loss was caused by an increasing stock price during the quarter that increased the value of the derivative liability. For the three months ended December 31, 2013, other expense consisted primarily of a $0.6 million loss related to the revaluation of the warrant derivative liability due to rising stock prices during the period that caused an increase in the value of the derivative liability. In addition, the majority of the underlying warrants to which the derivative relates were exercised or converted to equity instruments during fiscal 2014, significantly lessening the impact of subsequent changes in our stock price.

Comparison of the nine months ended December 31, 2014 and 2013

Revenues

For the nine months ended December 31, 2014 and 2013, total revenues were approximately $0.3 million. Despite relatively flat revenue on a period-to-period comparative basis, there was a substantial change in the source of revenues as prior year revenue was primarily sourced from collaborations, whereas nearly half of the current year-to-date revenues reflect pre-launch shipments of exVive3DTM Human Liver Tissue product and from exVive3DTM Human Liver Tissue services. The Company announced the commercial launch of its exVive3DTM Human Liver Tissue in November 2014, post-launch revenues are expected to be primarily derived from service agreements and product sales, and the respective revenues therefrom are not expected to be recognized on the Company’s statement of income for approximately four to six months after the work on each respective project is started.

Operating Expenses

Overview

Operating expenses increased approximately $8.4 million, or 59%, from approximately $14.2 million for the nine months ended December 31, 2013 to $22.6 million for the nine months ended December 31, 2014. Of this increase, $4.7 million is related to increased selling, general and administrative expense while the other $3.8 million relates to increased investment in research and development. These increases are attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support research and development initiatives, incremental investments associated with strategic growth and commercialization project initiatives associated with the commercial launch of our exVive3D™ Human Liver Tissue in November 2014, expenses related to operating as a publicly traded corporation, expansion of its facility, and increased stock compensation expense relative to employees and certain consulting services.

Research and Development Expenses

Research and development expenses increased by approximately $3.8 million, or 69%, from approximately $5.5 million for the nine months ended December 31, 2013 to approximately $9.3 million for the nine months ended December 31, 2014, as the Company increased its research staff to support its obligations under certain collaborative research agreements and to expand its product development efforts in preparation for research-derived revenues. Full-time research and development staffing increased from twenty-six full-time employees as of December 31, 2013 to forty-nine full-time employees as of December 31, 2014. In addition to increases in staffing expense of approximately $1.2 million and an increase in stock-based compensation of $0.6 million resulting from increased headcount and additional grants, the Company increased its spending on recruiting, lab equipment, supplies and contracted services in proportion to its increased research activities.

General and Administrative Expenses

For the nine months ended December 31, 2014, general and administrative expenses were approximately $13.3 million, an increase of $4.7 million, or 54%, over expenses in the same period of 2013 of approximately $8.7 million. Stock-based compensation increased $1.8 million due to additional grants and increasing stock prices from December 31, 2013 to December 31, 2014. Staffing expense increased $1.0 million due to an increase in administrative headcount from thirteen full-time employees to eighteen full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-derived product introductions. In addition, the Company incurred additional expenses for investor outreach initiatives, consulting and legal activities in the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013.

Other Income (Expense)

Other income was less than $0.1 million for the nine months ended December 31, 2014 and consisted primarily of interest income and a gain related to the revaluation of warrant derivative liabilities. This gain was caused by a declining stock price during the period that decreased the value of the derivative liability. For the nine months ended December 31, 2013, other expense consisted primarily of a $5.4 million loss related to the revaluation of the warrant derivative liability due to rising stock prices during the period that caused an increase in the value of the derivative liability. In addition, the majority of the underlying warrants to which the derivative relates were exercised or converted to equity instruments during fiscal 2014, significantly lessening the impact of subsequent changes in our stock price.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to technology and product development, raising capital and building infrastructure. The Company has not realized significant revenue from its planned principal operations.

Since inception, the Company incurred negative cash flows from operations. As of December 31, 2014, the Company had cash and cash equivalents of approximately $50.0 million and an accumulated deficit of $114.5 million. The Company also had negative cash flow from operations of $14.0 million during the nine months ended December 31, 2014. At March 31, 2014, the Company had cash and cash equivalents of approximately $48.2 million and an accumulated deficit of $92.2 million.

At December 31, 2014, the Company had total current assets of approximately $50.5 million and current liabilities of approximately $3.7 million, resulting in working capital of $46.8 million. At March 31, 2014, we had total current assets of approximately $49.2 million and current liabilities of approximately $1.9 million, resulting in working capital of $47.3 million.

Net cash used by operating activities for the nine months ended December 31, 2014 was approximately $14.0 million as compared to $10.2 million used in operating activities for the nine months ended December 31, 2013. This $3.8 million increase in cash usage can be attributed to an $8.4 million increase in operating expenses, partially offset by an overall increase of $2.8 million of non-cash expenses included in operations, including stock-based compensation, depreciation and amortization, as well as changes in working capital.

Net cash used in investing activities was approximately $0.9 million and $0.1 million for the nine months ended December 31, 2014 and 2013, respectively. This increase can be attributed to increased capital spending as the company increased its facility space to expand its research capabilities.

Net cash provided by financing activities decreased from $44.5 million provided during the nine months ended December 31, 2013 to $16.7 million provided during the nine months ended December 31, 2014 due to lower net proceeds from the issuance of common stock during the nine months ended December 31, 2014.

We believe our cash and cash equivalents on hand as of December 31, 2014, together with amounts to be received from our collaborative research agreements and our commercial products and services, should be sufficient to fund our ongoing operations as currently planned for at least the next twelve months. Through December 31, 2014, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and from revenue derived from grants, collaborative research agreements, product sales and research-based services.

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. During the three and nine months ended December 31, 2014, the Company issued 2,197,768 shares of common stock in at the market offerings under the distribution agreement with net proceeds of $16.1 million. The net proceeds from these offerings have been used for general corporate purposes, including research and development, the commercialization of our products, general administrative expenses, and working capital and capital expenditures.

In December 2014, the Company entered into an equity offering sales agreement with another investment banking firm. Under the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $33,000,000, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. As of December 31, 2014, the Company has not sold any shares of common stock in at the market offerings under the sales agreement. The Company intends to use the net proceeds raised through any “at-the-market” sales for general corporate purposes, including research and development, the commercialization of the Company’s products, general administrative expenses, and working capital and capital expenditures.

The Company will limit future sales under the 2013 distribution agreement and the 2014 sales agreement to ensure that it does not exceed the maximum amount available for sale under its effective shelf registration statement previously filed with the SEC. Based on its use of the shelf registration statement through December 31, 2014, the Company cannot sell more than an aggregate of $33,210,335 in shares of common stock under the 2013 distribution agreement and the 2014 sales agreement.

The Company will need additional capital to further fund the development and commercialization of its human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company intends to cover its future operating expenses through cash on hand, through revenue derived from research services agreements, product sales, grants, collaborative research agreements and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

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

As of December 31, 2014, the Company had 80,458,406 total issued and outstanding shares of Common Stock, and five year warrants for the opportunity to purchase an additional 869,239 shares of Common Stock at exercise prices between $0.85 and $1.00 per share and 308,870 warrants with terms between two and five years and exercise prices between $2.21 and $7.62 per share. If all warrants were exercised on a cash basis, the Company would realize approximately $3.1 million additional gross proceeds.

The 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding Common Stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 11,553,986 shares, or approximately 15% of our outstanding Common Stock, to executive officers, directors, advisory board members, employees and consultants. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2008 and 2012 incentive plans total 91,712,297 shares of common stock as of December 31, 2014.

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

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q. We updated our “Risk Factors” section in connection with preparing and filing a prospectus supplement with the Securities and Exchange Commission on December 30, 2014 to our Registration Statement on Form S-3 (No. 333-189995). We are providing that same updated “Risk Factors” section in this Quarterly Report on Form 10-Q. This “Risk Factor” section includes two new risk factors identified with an “*” below and provides updated information in certain areas, but we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Any of the risks discussed in this Quarterly Report on Form 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Risks Related to Our Business and Our Industry

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We were incorporated in 2007, and opened our laboratories in San Diego, California in January 2009. Since our incorporation, we have focused primarily on the development of our platform technology and the development of our biological research, drug discovery and therapeutic products and services based on that technology. In April 2014, we announced that we had begun to sign contracts for research services using our 3D Human Liver Tissue product, and in November 2014, we announced the full commercial release of our first product, the exVive3D ™ Human Liver Tissue for use in toxicology and other preclinical drug testing. As a result, as of December 31, 2014, we had not generated significant revenues from our planned principal operation. Because of our limited operating history, there is limited historical financial or other information upon which to base an evaluation of our performance and future prospects. Our future prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations and competing in new and rapidly developing technology areas. We have generated operating losses since we began operations, including $20.6 million, $9.3 million and $2.3 million for the years ended March 31, 2014, December 31, 2012 and December 31, 2011, respectively, and $4.0 million and $1.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Additionally, we have generated operating losses of $6.9 million and $4.6 million for the three months ended December 31, 2014 and December 31, 2013, respectively, and $22.3 million and $13.9 million for the nine months ended December 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we had incurred cumulative operating losses of $38.3 million and cumulative net losses totaling $92.2 million. We expect to incur substantial additional operating losses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successfully developing drug discovery, biological research and therapeutic tools and products that are more effective than existing technologies; entering into collaborative relationships with strategic partners; obtaining any necessary regulatory approval for our drug discovery, biological research and therapeutic tools and products; entering into successful manufacturing, sales and marketing arrangements with third parties or developing an effective sales and marketing infrastructure to commercialize any future tools and products; and raising sufficient funds to finance our activities and business plan. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations will be materially adversely affected.

We are an early-stage company with an unproven business strategy, and may never achieve profitability.

We are in the early stages of using our proprietary platform technology to develop and commercialize functional human tissues that can be employed in drug discovery and development, biological research, and potentially as therapeutic implants for the treatment of damaged or degenerating tissues and organs. Our success will depend upon the commercial viability of our platform technology, as well as on our ability to determine which drug discovery, biological research and therapeutic tools and products can be successfully developed with our platform technology. Our success will also depend on our ability to obtain any necessary regulatory approvals for our tools and products, to enter into additional collaboration agreements on favorable terms and to select an appropriate commercialization strategy for the tools and products we or our collaborators choose to pursue. If we are not successful in implementing our development and commercialization strategies, which are new and unproven, and/or if we under-price or overrun our cost estimates for our contracts, we may never achieve profitability, or if we achieve profitability, be able to maintain or increase our profitability.

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

We may have exposure to claims for product liability. Product liability coverage is expensive and sometimes difficult to obtain. There can be no assurance that our existing insurance coverage will extend to other products in the future. Our product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. Even if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace, and would likely divert management’s attention.

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

Our business will be adversely impacted if we are unable to successfully attract and hire key additional employees or if we are unable to retain our executive officers and other key personnel.*

In connection with the commercial release of the exVive 3D TM Human Liver Tissue for use in toxicology and other preclinical drug testing and to pursue our research and development plans, we need to significantly expand our employee headcount. As a result, our future success depends in part on our ability to timely attract and hire highly skilled technical, managerial and sales and marketing personnel. Our success will also depend to a significant degree upon the continued contributions of our key personnel, especially our executive officers. We do not currently have long-term employment agreements with our executive officers or our other key personnel, and there is no guarantee that our executive officers or key personnel will remain employed with us. Moreover, we have not obtained key man life insurance that would provide us with proceeds in the event of the death, disability or incapacity of any of our executive officers or other key personnel. Further, the process of attracting and retaining suitable replacements for any executive officers and other key personnel we lose in the future would result in transition costs and would divert the attention of other members of our senior management from our existing operations. Additionally, such a loss could be negatively perceived in the capital markets. As a result, the loss of any of our executive officers or other key personnel or our inability to timely attract and hire qualified personnel in the future (in particular skilled technical, managerial and sales and marketing personnel) will adversely impact our ability to meet our key commercial and technical goals and successfully implement our business plan.

We may be subject to security breaches or other cybersecurity incidents that could compromise our information and expose us to liability.*

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

Risks Related to Our Intellectual Property

If we are not able to adequately protect our proprietary rights, our business could be harmed.

Our commercial success will depend to a significant extent on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and potential products in the United States and other countries. If we do not protect our intellectual property adequately, competitors may be able to use our technologies and gain competitive advantage.

To protect our products and technologies, we and our collaborators and licensors must prosecute and maintain existing patents, obtain new patents and pursue other intellectual property protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Moreover, the patent positions of many biotechnology and pharmaceutical companies are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, we cannot guarantee that:

•	any patent applications filed by us will issue as patents;

•	third parties will not challenge our proprietary rights, and if challenged that a court or an administrative board of a patent office will hold that our patents are valid and enforceable;

•	third parties will not independently develop similar or alternative technologies or duplicate any of our technologies by inventing around our claims;

•	any patents issued to us will cover our technology and products as ultimately developed;

•	we will develop additional proprietary technologies that are patentable;

•	the patents of others will not have an adverse effect on our business; or

•	as issued patents expire, we will not lose some competitive advantage.

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

As more companies engage in patenting relating to bioprinters, it is possible that patent claims relating to bioprinters or bioprinted human tissue may be asserted against us, and any such assertions could harm our business. Moreover, we may face claims from non-practicing entities, which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation and diversion of resources, cause product shipment or delays or require us to enter into royalty or license agreements. These licenses may not be available on acceptable terms, or at all. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and divert management’s attention from our core business. Any of these events could harm our business significantly.

Our current and future research, development and commercialization activities also must satisfy the obligations under our license agreements. Any disputes arising under our license agreements could be costly and distract our management from the conduct of our business. Moreover, premature termination of a license agreement could have an adverse impact on our business.

In addition to infringement claims against us, if third parties have prepared and filed patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office (“PTO”) to determine the priority of invention. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party.

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

Section 404 of the Sarbanes-Oxley Act (the “Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and requires an attestation and report by our external auditing firm on our internal control over financial reporting. We believe our system and process evaluation and testing comply with the management certification and auditor attestation requirements of Section 404. We cannot be certain, however, that we will be able to satisfy the requirements in Section 404 in all future periods, especially as we grow our business. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or NYSE MKT. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we may be required to incur significant additional financial and management resources to achieve compliance.

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

We are authorized to issue 150,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of December 31, 2014, there were an aggregate of 91,712,297 shares of our common stock issued and outstanding on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 10,075,782 shares of our common stock that may be issued upon the exercise of outstanding stock options or is available for issuance under our equity incentive plans, and 1,178,109 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

Our current executive officers and directors beneficially own approximately 11.8% of our outstanding shares of common stock, as of December 31, 2014. Although we are not aware of any voting arrangements between our officers and directors, such concentrated control may adversely affect the price of our common stock. Investors who acquire our common stock may have no effective voice in the management of our operations.

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

4.2

Form of Warrant of Organovo, Inc. issued to former holders of Organovo, Inc. promissory notes (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

4.3

Form of Warrant of Organovo Holdings, Inc. ($1.00 exercise price) issued to Placement Agent (incorporated by reference from Exhibit 4.2(i) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

4.4

Form of Warrant of Organovo Holdings, Inc. ($1.00 exercise price) issued to Placement Agent in exchange for Organovo, Inc. warrant issued to Selling Agent (incorporated by reference from Exhibit 4.2(iii) to the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2012)

10.1

Controlled Equity OfferingSM Sales Agreement, dated December 30, 2014, by and between Organovo Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 30, 2014)

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

ORGANOVO HOLDINGS, INC.

Date: February 6, 2015	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: February 6, 2015	By:	/s/ Barry D. Michaels
	Name:	Barry D. Michaels
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)