Form 10-K
period 2015-03-31
ORGANOVO HOLDINGS, INC.
filed 2015-06-09
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on September 30, 2014, the last trading day of the registrant’s second fiscal quarter, was $451,713,082. For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, as of June 1, 2015 was 81,580,538.

Documents Incorporated by Reference

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2015 annual meeting of the registrant’s stockholders, expected to be filed within 120 days of the end of the registrant’s fiscal year.

Organovo Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended March 31, 2015

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

PART I

Item 1. Business.

Overview

We are an early commercial stage company focused on developing and commercializing functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. We intend to introduce a paradigm shift in the approach to the generation of three-dimensional (“3D”) human tissues, by utilizing our proprietary platform technology to create human tissue constructs in 3D that mimic native human tissue composition, architecture, and function. We believe we will leverage our highly unique 3D human tissue models to improve the current industry standard cell-based and animal model testing approaches to drug discovery and development by creating 3D tissues constructed solely of human cells. We believe our foundational approach to the 3D printing of living tissues, as disclosed in peer-reviewed scientific publications, and the continuous evolution of our core bioengineering technology platform combine to provide us with the opportunity to fill many critical gaps in commercially available preclinical human tissue modeling and tissue transplantation.

Our foundational proprietary technology, grounded in over a decade of peer-reviewed scientific publications, derives from research led by Dr. Gabor Forgacs, the George H. Vineyard Professor of Biological Physics at the University of Missouri-Columbia. We have a broad portfolio of intellectual property rights covering the principles, enabling instrumentation, applications, and methods of cell-based printing, including exclusive licenses to certain patented and patent pending technologies from the University of Missouri-Columbia and Clemson University, and outright ownership of patents and pending patent applications. We believe that our broad and exclusive commercial rights to patented and patent-pending 3D bioprinting technology, 3D tissues and applications provides us with a strong and defensible market position for the successful commercialization of 3D bioprinted human tissues serving a broad array of unmet preclinical and clinical needs.

We believe we have the potential to build and maintain a sustainable business by leveraging our core technology platform across a variety of applications. We have entered into multiple collaborative research agreements with pharmaceutical corporations and academic medical centers. We have also secured federal grants, including Small Business Innovation Research grants, to support the development of our technology. We developed the NovoGen MMX Bioprinter™ (our first-generation 3D bioprinter) less than two years after commencing operations, and the Bioprinter was named one of the “Best Inventions of 2010” by TIME Magazine, and won a number of engineering innovation awards. Our first tissue product, exVive3D™ Liver, Bioprinted Human Tissue, was launched in 2014 and received the CONNECT Most Innovative Product award for 2014 in Life Sciences (Diagnostics & Research Tools). The exVive3D Liver was also selected as one of the Top 10 Innovations of 2014 by The Scientist magazine. We were selected by MIT’s Technology Review magazine among the Most Innovative Companies of 2012, by Inc. Magazine as one of the Most Audacious Companies in 2013, by Fast Company as one of the most innovative companies in healthcare for 2015, and as a Technology Pioneer for 2015 by the World Economic Forum in Davos, Switzerland. We believe these corporate achievements provide strong validation for the commercial potential of our 3D bioprinting platform and the tissues it produces.

Our Platform Technology

Our platform technology is centered on multiple 3D bioprinting technologies, which we have utilized to develop our proprietary instrument platform, our NovoGen Bioprinters®. Our 3D bioprinting technologies enable a wide array of tissue compositions and architectures to be created, using purely cellular ‘bio-ink’ (building blocks comprised of only living cells), biocompatible hydrogels, or combinations of the two. A key distinguishing feature of our bioprinting platform is the ability to generate complex 3D tissues that have all or some of their components comprised entirely of cells. Prior to the invention of the NovoGen bioprinting platform, the most common fabrication method for 3D tissues was the use of biomaterial scaffolding into which cells were incorporated. While useful for some applications, scaffold-based engineered tissues lack features of native tissue that are critical to function such as dense cellularity wherein cells have intimate contact with neighboring cells, and an intricate architecture created by the spatial arrangement of specific cellular compartments relative to each other. Organovo’s 3D bioprinting platform can deliver tissues that are truly three-dimensional with a cellularity and architecture that closely resembles native tissue. Moreover, most tissues can be generated using human cells as inputs, yielding functional models of human tissue that can be used in vitro for drug discovery and development. In the future, complex bioprinted human tissues may also address unmet clinical needs by serving as tissue grafts for the augmentation or replacement of functional mass in tissues and organs that have sustained significant damage by trauma or disease.

We are focused on developing the following products:

•

A suite of standardized, 3D human tissues for the preclinical assessment of drug effects, including applications in predictive toxicology, absorption, distribution, metabolism, excretion (“ADME”), and drug metabolism and pharmacokinetics (“DMPK”).

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

Our Market Opportunity

We believe that our proprietary 3D bioprinting platform enables us to deliver highly unique functional human tissues to the drug discovery and development market and to multiple clinical markets:

1)

Standardized, Normal 3D Human Tissues for Predictive Toxicology and Preclinical Testing: We believe that our NovoGen Bioprinter® delivers highly differentiated 3D tissues for use in assays aimed at predicting human clinical outcomes. Our products in this area may replace or complement traditional two-dimensional (“2D”) cell culture based cell assays, or cellular co-culture systems. Because our 3D tissues are human and reproduce many aspects of in vivo tissue architecture and function, we believe they may provide advantages over non-human animal models with respect to prediction of in vivo human outcomes. Bioprinted 3D human tissue products may be provided to the market as kits that are sold by us or distributed by a partner. Additionally, our tissue products may be marketed as a compound screening service, for customers who prefer to provide their compounds to a testing laboratory that will conduct short- or long-term tests involving the exposure of our bioprinted 3D human tissues to their compound(s) and providing them with results and samples. The compound screening service may be conducted by us or may be offered by one or more partners, such as contract research organizations (“CROs”).

Our 3D tissue products are anticipated to be compatible with a broad range of in vitro preclinical tests, including some aspects of assessments of ADME, DMPK, and predictive toxicology. DMPK testing is a subset of ADME. Determining the DMPK properties of a drug helps the drug developer to better predict its safety and efficacy. The ADME and DMPK properties of a drug essentially determine the bioavailability of that drug, including how long and at what concentrations it is exposed to the target tissue(s). Toxicology testing is a further requirement to assess the potential for a particular drug to seriously damage one or more organs systems while it is present in the body. Many aspects of preclinical drug testing can be altered significantly by age, genetics, disease state, and the presence of other drugs or chemicals. Most companies perform preclinical ADME, DMPK, and toxicology tests using a combination of biochemical and cell-based assays and animal testing. 3D bioprinted tissue products may replace or complement traditional cell based assays that typically employ primary hepatocytes, intestinal cell lines, renal epithelial cells and cell lines grown in traditional two-dimensional formats. Because 3D bioprinted tissues share more features with native tissue in vivo than standard 2D cell cultures, and they persist for extended time periods in vitro (>40 days), we believe they can provide highly differentiated and valuable outcomes and give clients “human preclinical data” with greater depth and accuracy than has previously been possible.

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

2)

Specialized 3D Tissue Models for Drug Discovery and Development: The NovoGen bioprinting platform, comprised of multicellular inputs (“bio-ink”) and a family of bioprinters with unique capabilities, can produce highly specialized human tissues that model physiology or disease. We have used our bioprinting platform to create a wide array of human tissues, including blood vessels, liver tissues, skin tissues, kidney tissues, lung tissues, and tumor tissues. 3D bioprinted tissues possess unique features, including cell type-specific compartments, prevalent intercellular tight junctions, and microvascular structures. These features facilitate the development of complex, multicellular disease models for use in the development of targeted therapeutics for cardiovascular disease, lung disease, liver disease, kidney disease, and oncology. Market opportunities within this aspect of our business may include externally-partnered or internally-directed drug discovery and the clinical development and commercialization of new molecular entities using highly customized 3D tissue models.

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

The NovoGen Bioprinter® Platform

NovoGen Bioprinters are automated devices that enable the fabrication of 3D living tissues comprised of mammalian cells. A custom graphic user interface (“GUI”) facilitates the 3D design and execution of scripts that direct precision movement of multiple dispensing heads to deposit defined cellular building blocks called bio-ink. Bio-ink can be formulated as a 100% cellular composition or as a mixture of cells and other matter (hydrogels, particles, etc.). Our NovoGen Bioprinters can also dispense pure hydrogel formulations provided the physical properties of the hydrogel are compatible with the dispensing parameters. Most typically, hydrogels are deployed to create void spaces within specific locations in a 3D tissue or to aid in the deposition of specific cell types. We employ a wide variety of proprietary cell- and hydrogel-based bio-inks in the fabrication of tissues. Our NovoGen Bioprinters also serve as important components of our tissue prototyping and manufacturing platform, as they are able to rapidly and precisely fabricate intricate small-scale tissue models for in vitro use as well as larger-scale tissues suitable for in vivo use.

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

Generation of bio-ink building blocks is the first step in bioprinting. A wide variety of cells can serve as the raw materials for bio-ink, including cell lines, primary cells, stromal cells, epithelial cells, endothelial cells, and progenitor cells. The majority of tissue designs employ two or more distinct varieties of bio-ink, usually comprised of cells that represent distinct compartments within a target tissue. For example, a 3D tumor might consist of both stromal and epithelial bio-inks, a vascular tube may consist of both fibroblast and smooth muscle bio-inks, and a liver tissue may consist of two bio-inks made from distinct liver cell types. Our NovoGen Bioprinters dispense two or more bio-inks layer by layer in the geometry specified by the user, with bio-inert hydrogels serving as an optional physical support for the bioprinted tissue as well as occupying any negative space included in the design.

The NovoGen MMX BioprinterTM is a powerful enabling tool for the design, optimization, and fabrication of viable functional human tissues, based on our internal product discovery and development efforts as well as the experience of our corporate partners and customers. Continuous use of NovoGen Bioprinters in the pursuit of multiple in vitro and in vivo applications provides key insights that drive design features and specifications for next-generation instrumentation. We believe that we are uniquely positioned to deliver commercially viable 3D tissue products for drug development and clinical uses.

From 2011 to 2015, we provided access to NovoGen Bioprinters for use by the following institutions, for research purposes: Harvard Medical School, Wake Forest University, Knight Cancer Institute at Oregon Health & Science University (“OHSU”), the Sanford Consortium for Regenerative Medicine (“SCRM”), the National Center for Advancing Translational Sciences (“NCATS”) and the National Eye Institute (“NEI”). We believe that the use of our bioprinting platform by major research institutes will help to advance the basic capabilities of the platform and generate new and exciting applications for bioprinted tissues, ultimately creating future opportunities for our commercial products and intellectual property licensing.

Research Collaborations

We currently have research collaborations with pharmaceutical, biotechnology and cosmetic companies, academic and research institutions and government agencies. These collaborations are focused on a variety of research projects, including: developing tissue-based drug discovery assays and tissues, developing more clinically predictive in vitro three-dimensional cancer models, exploring the use of our 3D liver tissues in toxicology, and exploring the use of 3D skin for testing skin care products. Our collaborations with pharmaceutical and biotechnology companies generally involve the partner providing research funding to cover, in part or in full, the scope of work. This funding is typically reflected as revenues in our financial statements but is solely meant to offset the costs, in part or in full, of the collaborative research. Upon entering into a collaboration, we disclose the financial details only to the extent that they are material to our business. Our academic and research institute collaborations typically involve both us and the academic partner contributing resources directly to projects, but also may involve sponsored research agreements where we fund specific research programs. We may also contribute a bioprinter and technical support or a bioprinter plus research headcount, depending on the project scope.

Our Products and Product Candidates

We have utilized and intend to utilize our bioprinting technology to develop functional human tissues that can be employed in drug discovery and development, biological research and as therapeutic implants. Our first commercial tissue offered is exVive3D™ Human Liver Tissue, which was designed to be used for predictive preclinical testing of drug compounds. In April 2014, we announced that we had begun to sign contracts with pharmaceutical and biotechnology companies for toxicity research services using our 3D Human Liver Tissue. In November 2014, we began to offer 3D Human Liver services more broadly. We currently focus on contract research services, though we also intend to offer our 3D Human Liver Tissue directly to end user customers as a product in a kit for toxicological and other testing over time. Our second commercial product under development is our 3D Human Kidney Tissue. Similar to our 3D Human Liver Tissue, we are designing our 3D Human Kidney Tissue to be used for predictive preclinical testing of drug compounds.

Competition

We are subject to significant competition from pharmaceutical, biotechnology, and diagnostic companies; academic and research institutions; and government or other publicly-funded agencies that are pursuing the development of tissue models and therapeutic products that otherwise address the needs of our potential customers. We believe our future success will depend, in large part, on our ability to maintain a competitive position in our field. Biopharmaceutical technologies have undergone and are expected to continue to undergo rapid and significant change. We or our competitors may make rapid technological developments which may cause our research tools or therapeutic products to become obsolete before we recover the development expenses we have incurred. The introduction of less expensive or more effective therapeutic discovery and development technologies, including technologies that may be unrelated to our field, may also make our technology or products less valuable or obsolete. We may not be able to make the necessary enhancements to our technologies or products to compete successfully with newly emerging technologies. The failure to maintain a competitive position in the biopharmaceutical field may result in decreased revenues.

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

We believe that we are the first and only company to leverage a bioprinting system in the commercial production of 3D tissue products. Importantly, our fabrication platform remains highly unique in its ability to fabricate 3D tissues from human cells without reliance on biomaterial scaffolding. Consequently, the tissues that we produce have unique features that to date have not been attainable in 3D tissues generated by alternative strategies. Specifically, we believe the dense cellularity, compartmentalized 3D geometry, and microarchitectural features of our bioprinted tissues offer unparalleled in vitro modeling of native tissues. Current competition in this area, and predominant market share, arises mainly from two sources, traditional cell-based in vitro culture approaches and traditional in vivo animal models and testing. Additional competition exists from non-bioprinted cell-based assays offered by such companies as InSphero AG, Hepregen Corporation, RegeneMed Inc., and Hurel Corporation, some of which have a three-dimensional aspect. Although assays from these companies have limited market share today, they may improve market share and competitive position in the future. Future competition may also exist from companies developing cellular models “on a chip”, such as Emulate, or developing tissues with alternative biofabrication methods, such as Cyfuse.

2)

Specialized Models for Drug Discovery and Development: This aspect of our business is driven by leveraging our technology as a high-end partnered service that designs and delivers highly complex, custom tissue models of normal or diseased tissue for use in drug discovery and development. Each model is designed to enable a customer to discover or optimally formulate a pharmacologic product that delivers a specific therapeutic effect, or avoids a particular side effect. In addition to revenue generated from the tissue production work, additional revenues are possible in the form of up-front license fees, milestone payments, know-how payments, and royalties. We can provide the customer access to tissues as a service or can produce and supply the tissues to customers; both options are designed to generate continuing revenue. Competition in this area arises mainly from two sources, traditional cell-based in vitro culture approaches and traditional in vivo animal models and testing.

We believe that an important factor distinguishing our approach from that of our competitors is our ability to build models that are composed of human cells and have a 3D tissue-like configuration (i.e., able to generate results that are not subject to inherent limitations of 2D monolayer culture). We acknowledge, however, that there are some areas of research for which the existing methods (2D cell culture and/or animal studies) are adequate and 3D in vitro human tissues are not sufficiently advantageous on a cost basis.

3)

Implantable 3D Tissues for Clinical Use: This aspect of our business involves application of our 3D bioprinting technology to generate human tissues suitable for implantation in vivo to augment or replace damaged or degenerating tissues. These efforts will be undertaken by us alone, or as partnered projects with leading therapeutic companies seeking to develop a therapeutic tissue product for a specific application. Near-term revenues would come from the funding of development work and, in some cases, licensing fees for access to our platform technologies. We expect longer-term revenues may arise from shared profits and royalties or other forms of income from successful clinical and commercial development of the tissue products. There are many companies pursuing the discovery, development, and commercialization of tissue-based products for a variety of applications, including but not limited to Organogenesis and Cyfuse. These companies uniquely represent potential competition for us while also being partner candidates. Our platform has the ability to enable the generation and optimization of unique, scaffold-free or hybrid tissue prototypes and ultimately support production of the tissue.

Research and Development

We continuously engage in research and development to enhance our platform technology and to develop new products and service offerings. Our research and development efforts include internal initiatives as well as collaborative development opportunities with third parties. Our research and development expenses were $12.9 million, $8.0 million and $3.4 million for the fiscal years ended March 31, 2015, March 31, 2014, and December 31, 2012, respectively. We focus our research and development activities in areas where we have technological expertise and where we believe a significant market opportunity exists for our technology and the products we develop. We intend to continue our focus on research and development as a key strategy for the growth of our business.

Intellectual Property

Our success depends in large part on our ability to establish and protect our proprietary technologies and products. We rely on a combination of patents, trademarks, trade secrets and in-licensed technology. Our intellectual property portfolio for our core technology was initially built through licenses from the University of Missouri-Columbia (“MU”) and the Medical University of

South Carolina. We have subsequently expanded our intellectual property portfolio by filing patent applications and negotiating additional licenses and purchases.

We own or hold exclusive licenses to eight U.S. and twelve international issued patents, and have pending nineteen U.S. and sixty international patent applications, related to our bioprinting technology and its various uses in areas of tissue creation, in vitro testing, and utilization in drug discovery, including filings covering specific tissue constructs.

In-Licensed and Purchased IP

In March 2009, we obtained a world-wide exclusive license to a suite of intellectual property owned by MU and the Medical University of South Carolina covering the following two patents as well as future child patents derived from the same applications:

•

“Self-Assembling Cell Aggregates and Methods of Making Engineered Tissue Using the Same” U.S. Pat. No. 8,241,905, which provides us with intellectual property rights in the creation of engineered tissue.

•

“Self-Assembling Multicellular Bodies and Methods of Producing a Three-Dimensional Biological Structure Using the Same” Int’l App. No. PCT/US 2009/48530 and U.S. Pat. No. 8,143,055, which provides us with intellectual property rights in the creation of cellular aggregates, the use of cellular aggregates to create engineered tissue, and the employment of cellular aggregates to create engineered tissue with no scaffold present.

In March 2010, we licensed additional intellectual property from MU covering the composition and method of manufacture of a nerve conduit. Dr. Gabor Forgacs is one of our Founders and the unique co-inventor of all of these works (the “Forgacs Intellectual Property”). The Forgacs Intellectual Property provides us with intellectual property rights relating to cellular aggregates, to use cellular aggregates to create engineered tissue, and to employ cellular aggregates to create engineered tissue with no scaffold present. The intellectual property rights derived from the Forgacs Intellectual Property also enables us to utilize our NovoGen Bioprinter ® to create engineered tissues, and provides us with rights relating to specific compositions with utility in the creation of nerve conduit. These patents are not only foundational within the field of 3D Bioprinting, but provide us with a favorable priority date.

The Forgacs Intellectual Property is the result of years of research by Dr. Gabor Forgacs, the George H. Vineyard Professor of Biophysics at MU and his collaborators and research teams. Dr. Forgacs is a sought after expert in biofabrication with a long record of peer-reviewed publications. The Forgacs Intellectual Property derives from work performed in the labs of Dr. Forgacs and his collaborators, including the work performed under a $5 million Frontiers in Biological Research grant that Dr. Forgacs and his collaborators received from the National Science Foundation.

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

In February 2013, we purchased the exclusive rights to patents from Becton Dickinson and Company that represent the acquisition of bioreactor technology for the support of our 3D tissues for use in drug discovery and development. No future royalties or milestone payments are owed to Becton Dickinson and Company for these patents.

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

Employees

As of May 31, 2015, we have eighty-two employees, of whom eighty are employed full time. We also engage consultants and temporary employees from time to time to provide services that relate to our bioprinting business and technology as well as for general administrative services.

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

We were incorporated in 2007, and opened our laboratories in San Diego, California in January 2009. Since our incorporation, we have focused primarily on the development of our platform technology and the development of our biological research, drug discovery and therapeutic products and services based on that technology. In April 2014, we announced that we had begun to sign contracts for research services using our 3D Human Liver Tissue product, and in November 2014, we announced the full commercial release of our first product, the exVive3D™ Human Liver Tissue for use in toxicology and other preclinical drug testing. As a result, as of March 31, 2015, we had not generated significant revenues from our planned principal operation. Because of our limited operating history, there is limited historical financial or other information upon which to base an evaluation of our performance and future prospects. Our future prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations and competing in new and rapidly developing technology areas. We have generated operating losses since we began operations, including $30.3 million, $20.6 million, and $9.3 million for the years ended March 31, 2015, March 31, 2014, and December 31, 2012, respectively, and $4.0 million and $1.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively. As of March 31, 2015, we had incurred cumulative operating losses of $68.6 million and cumulative net losses totaling $122.3 million. We expect to incur substantial additional operating losses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successfully developing drug discovery, biological research, therapeutic tools, products and services that are more effective than existing technologies; entering into collaborative relationships with strategic partners; obtaining any necessary regulatory approval for our drug discovery, biological research, therapeutic tools, products and services; entering into successful manufacturing, sales and marketing arrangements with third parties or developing an effective sales and marketing infrastructure to commercialize any future products and services; and raising sufficient funds to finance our activities and business plan. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations will be materially adversely affected.

We are an early-stage company with an unproven business strategy, and may never achieve profitability.

We are in the early stages of using our proprietary platform technology to develop and commercialize functional human tissues that can be employed in drug discovery and development, biological research, and potentially as therapeutic implants for the treatment of damaged or degenerating tissues and organs. Our success will depend upon the commercial viability of our platform technology, as well as on our ability to determine which drug discovery, biological research, therapeutic tools, products and services can be successfully developed with our platform technology. Our success will also depend on our ability to obtain any necessary regulatory approvals for our products and services, to enter into additional collaboration agreements on favorable terms and to select an appropriate commercialization strategy for the products and services we or our collaborators choose to pursue. If we are not successful in implementing our development and commercialization strategies, which are new and unproven, and/or if we underprice or overrun our cost estimates for our contracts, we may never achieve profitability, or even if we achieve profitability, we may not be able to maintain or increase our profitability.

We may not be able to correctly estimate our future revenues and operating expenses, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

We may not correctly predict the amount or timing of future revenues and our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	our expectations regarding revenues from sales of our products and services, and from collaborations with third parties;
•	the time and resources required to develop our drug discovery, biological research, therapeutic tools, products and services;
•	the time and cost of obtaining any necessary regulatory approvals;
•	we may elect to pursue additional research and development programs as part of our long-term business plan;
•	the cost to create effective sales and marketing capabilities;
•	the expenses we incur to maintain and improve our platform technology;
•	the costs to attract and retain personnel with the skills required for effective operations; and
•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

In addition, our budgeted expense levels are based in part on our expectations concerning future revenues from sales of our products and services, and from collaborations with third parties. However, we may not correctly predict the amount or timing of future revenues. In addition, we may not be able to adjust our operations in a timely manner to compensate for any unexpected shortfall in our revenues or we may increase our expenses as part of implementing our long-term business plan. As a result, a significant shortfall in our planned revenues or a significant increase in our planned expenses could have an immediate and material adverse effect on our business and financial condition. In such case, we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and future operations. Depending upon market conditions, we may not be successful in raising sufficient additional capital on a timely basis, on favorable terms, or at all. Additionally, the issuance of additional equity securities, including securities convertible into or exercisable for our equity securities, would result in the dilution of the ownership interests of our present stockholders. If we fail to obtain sufficient additional financing, or enter into relationships with others that provide additional financial resources, we will not be able to develop our technology and products in accordance with our long-term business plan, and we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to raise additional funds.

Our platform technology and our drug discovery, biological research, therapeutic tools, products and services are new and unproven.

Our platform technology, as well as our drug discovery, biological research, therapeutic tools, products and services, involve new and unproven models and approaches. We only began offering our first commercial product, our 3D Human Liver Tissue, on a limited basis in April 2014 and more broadly in November 2014. As a result, we have not had sufficient time to prove that our existing and planned products and services will enable our customers to conduct drug discovery and biological research more effectively than through the use of existing technologies. Our success depends on commercial acceptance of our drug discovery and biological research tools, products and services. Even if we or our collaborators are successful in our respective efforts, we or our collaborators may not be able to discover or develop commercially viable therapeutics or other products therefrom. To date, no one has developed or commercialized any therapeutic or other life science products based on our drug discovery and biological research tools, products and services. If our drug discovery and biological research tools, products and services do not assist in the discovery and development of such therapeutic or life science products, our current and potential collaborators may lose confidence in us and our drug discovery and biological research tools, products and services. Our inability to successfully develop effective and competitive drug discovery, biological research, therapeutic tools, products and services and achieve and maintain commercial acceptance for those tools, products and services would materially adversely affect our business, financial condition and results of operations.

Our technology, products and services are subject to the risks associated with new and rapidly evolving technologies and industries.

Our proprietary tissue creation technology and our drug discovery, biological research, therapeutic tools, products and services are subject to the risks associated with new, rapidly evolving technologies and industries. We may experience unforeseen technical complications, unrecognized defects and limitations in the development and commercialization of our tools, products and services. These complications could materially delay or limit the use of those tools, products and services, substantially increase the anticipated cost of manufacturing, or prevent us or our collaborators from implementing their drug discovery or biological research projects successfully or at all. In addition, the process of developing new technologies, products and services is complex, and if we are unable to develop enhancements to, and new features for, our existing products and services or acceptable new products and services that keep pace with technological developments or industry standards, our products and services may become obsolete, less marketable and less competitive.

Our ability to successfully commercialize any drug discovery, biological research, therapeutic tools, products or services we develop is subject to a variety of risks.

The commercialization of our drug discovery and biological research tools and products are subject to risks and uncertainties, including:

•	failing to develop products or services that are effective and competitive;
•	failing to demonstrate the commercial and technical viability of any products or services that we successfully develop or otherwise failing to achieve market acceptance of such products or services;
•	failing to be cost effective;
•	failing to obtain any necessary regulatory approvals;
•	being difficult or impossible to manufacture on a large scale;

•	being unable to establish and maintain supply and manufacturing relationships with reliable third parties;
•	failing to develop our products and services before the successful marketing of similar products and services by competitors;
•	being unable to hire and retain qualified personnel; and
•	infringing the proprietary rights of third parties or competing with superior products marketed by third parties.

If any of these or any other risks and uncertainties occur, our efforts to commercialize our drug discovery and biological research tools, products and services may be unsuccessful, which would harm our business and results of operations.

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

Our collaborators could develop competing research tools or services, reducing the available pool of potential collaborators and increasing competition, which may adversely affect our business and revenues.

Our collaborators and potential collaborators could develop research tools similar to our own, reducing our pool of possible collaborative parties and increasing competition. Any of these developments could harm our product and technology development efforts, which could seriously harm our business. In addition, we may pursue opportunities in fields that could conflict with those of our collaborators. Developing products and services that compete with our collaborators’ or potential collaborators’ products and services could preclude us from entering into future collaborations with our collaborators or potential collaborators. Any of these developments could harm our product development efforts and could adversely affect our business and revenues.

We face intense competition which could result in reduced acceptance and demand for our products and services.

The biotechnology industry is subject to intense competition and rapid and significant technological change. We have many potential competitors, including major drug companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of these competitors have significantly greater financial and technical resources, experience and expertise in the following areas than we do:

•	research and technology development;
•	product identification and development;
•	regulatory processes and approvals;
•	production and manufacturing;
•	securing government contracts and grants to support their research and development efforts; and
•	sales and marketing of products, services and technologies.

Principal competitive factors in our industry include the quality and breadth of technology; management and the execution of strategy; skill and experience of employees, including the ability to recruit and retain skilled, experienced employees; intellectual property portfolio; range of capabilities, including product identification, development, manufacturing and marketing; and the availability of substantial capital resources to fund these activities. Please see Item 1. “Business – Competition” for a further description of the competition for our products and services, including the identity of certain of our significant competitors.

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

We currently rely on third-party suppliers for some of our materials, including our supply of human cells, and we may rely on third-party manufacturers in the future to produce our tools and products.

We may rely on third-party suppliers and vendors for some of the materials we require in our drug discovery and biological research products and services businesses as well as for the manufacture of any therapeutic product candidates that we may develop in the future. For example, commercialization of our tools and products require that we have access to a constant, steady and reliable supply of human cells.  We currently acquire our human cells from third-party suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. Any delay or interruption would negatively affect our operations. In addition, in the future we may require access to, or development of, facilities to manufacture a sufficient supply of our tools and products. If we are unable to manufacture our products in commercial quantities or the third-parties on which we rely to manufacture our tools and products fail to perform as anticipated, our business and future results will suffer.

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

In connection with the commercial release of the exVive3DTM Human Liver Tissue for use in toxicology and other preclinical drug testing and to pursue our research and development plans, we intend to significantly expand our employee headcount. As a result, our future success depends in part on our ability to timely attract and hire highly skilled technical, managerial and sales and marketing personnel. Our success will also depend to a significant degree upon the continued contributions of our key personnel, especially our executive officers. We do not currently have long-term employment agreements with our executive officers or our other key personnel, and there is no guarantee that our executive officers or key personnel will remain employed with us. Moreover, we have not obtained key man life insurance that would provide us with proceeds in the event of the death, disability or incapacity of any of our executive officers or other key personnel. Further, the process of attracting and retaining suitable replacements for any executive officers and other key personnel we lose in the future would result in transition costs and would divert the attention of other members of our senior management from our existing operations. Additionally, such a loss could be negatively perceived in the capital markets. As a result, the loss of any of our executive officers or other key personnel or our inability to timely attract and hire qualified personnel in the future (in particular skilled technical, managerial and sales and marketing personnel) will adversely impact our ability to meet our key commercial and technical goals and successfully implement our business plan.

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

We are subject to risks associated with doing business outside the United States.

We do business with customers outside the United States. We intend to continue to pursue customers and growth opportunities in international markets, and we expect that international revenues may account for a significant percentage of our revenues in the foreseeable future. There are a number of risks arising from our international business, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the United States dollars we receive for sales denominated in foreign currency;
•	general economic and political conditions in the markets we operate in;
•	potential increased costs associated with overlapping tax structures;
•	potential trade restrictions and exchange controls;
•	more limited protection for intellectual property rights in some countries;
•	difficulties and costs associated with staffing and managing foreign operations;
•	unexpected changes in regulatory requirements;
•	the difficulties of compliance with a wide variety of foreign laws and regulations; and
•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the United States Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

We are authorized to issue 150,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of March 31, 2015, there were an aggregate of 92,712,297 shares of our common stock issued and outstanding on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 9,997,464 shares of our common stock that may be issued upon the exercise of outstanding stock options or is available for issuance under our equity incentive plans, and 1,178,109 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

Our current executive officers and directors beneficially own approximately 12.8% of our outstanding shares of common stock, as of March 31, 2015. Although we are not aware of any voting arrangements between our officers and directors, such concentrated control may adversely affect the price of our common stock. Investors who acquire our common stock may have no effective voice in the management of our operations.

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

On March 12, 2015, the Company entered into a Second Amendment to the Original Lease (the “Second Amendment), to adjust the square footage covered by Amended Lease and an additional portion of the building containing approximately 335 rentable square feet (“Second Expansion Premises”). This square footage adjustment was the result of the re-measurement of each suite and the building overall. The net adjustment to overall leased space was an increase of 88 square feet at the same per-square-foot rate as the Expansion Premises.

On January 9, 2015, the Company entered into an agreement to lease a second facility consisting of 5,803 rentable square feet of office and lab space located at 6310 Nancy Ridge Drive, San Diego, CA 92121. The term of the lease is 36 months, beginning on February 1, 2015 and ending on January 31, 2018, with monthly rental payments of approximately $12,000 commencing on April 1, 2015. In addition, there are annual rent escalations of 3% on each 12-month anniversary of the lease commencement date.

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

The following table sets forth, on a per share basis, for the periods indicated, the high and low bid or sales prices of our common stock.

Year Ended March 31, 2015	High	Low
Fourth Quarter	$7.42	$3.29
Third Quarter	$7.68	$5.35
Second Quarter	$9.25	$6.17
First Quarter	$9.10	$5.12

Year Ended March 31, 2014	High	Low
Fourth Quarter	$12.38	$7.12
Third Quarter	$13.65	$5.33
Second Quarter	$8.50	$3.69
First Quarter	$5.10	$3.27

As of March 31, 2015, we had 81,536,724 outstanding shares of common stock, with a closing price of $3.54 per share. On this date, there were 114 holders of record of the Company’s common stock.

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

The graph set forth below compares our total stockholder returns since we commenced trading on February 15, 2012 through March 31, 2015 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. This graph assumes the investment of $100 on February 15, 2012 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotech Index, and assumes the reinvestment of dividends. No cash dividends have been declared or paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

	February 15,	March 31,	March 31,	March 31,	March 31,
	2012	2012	2013	2014	2015
Organovo Holdings, Inc. — ONVO	100.00	149.70	223.03	463.03	214.55
NASDAQ Composite — IXIC	100.00	106.03	112.06	144.01	168.08
NASDAQ Biotechnology — NBI	100.00	102.25	133.23	197.05	287.10

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans by type as of March 31, 2015 (in thousands, except per share amounts):

	Number of
	securities to be
	issued upon
	exercise/vesting
	of outstanding
	options, warrants,	Weighted average	Number of
	units and rights	exercise price	securities available
Plan category	(1)	(1)	for future issuance
Equity compensation plans approved by security holders	7,422,418	$4.18	2,883,916
Equity compensation plans not approved by security holders	—	—	—
(1)	Does not include outstanding restricted stock units.

Item 6. Selected Financial Data (in thousands except per share data).

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

The table below shows selected consolidated financial data. The consolidated statements of operations data for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, and the consolidated balance sheet data at March 31, 2015 and 2014 are derived from our consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of March 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010 are derived from our consolidated financial statements not included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

				Three Months
	Year	Year	Three Months	Ended	Year	Year	Year
	Ended	Ended	Ended	March 31,	Ended	Ended	Ended
	March 31,	March 31,	March 31,	2012	December 31,	December 31,	December 31,
	2015	2014	2013	(unaudited)	2012	2011	2010
Selected Consolidated Statement of Operations Data:
Revenue	$571	$379	$215	$120	$1,197	$969	$603
Operating loss	$(30,297)	$(20,649)	$(4,025)	$(1,329)	$(9,319)	$(2,305)	$(1,178)
Net loss	$(30,082)	$(25,848)	$(16,120)	$(37,081)	$(43,553)	$(4,383)	$(1,339)
Loss per share, basic and diluted	$(0.38)	$(0.35)	$(0.26)	$(1.17)	$(1.01)	$(0.19)	$(0.09)
Weighted average shares outstanding, basic and diluted	79,650,087	73,139,618	61,750,157	31,591,663	43,149,657	22,925,694	14,620,140

				March 31,
	March 31,	March 31,	March 31,	2012	December 31,	December 31,	December 31,
	2015	2014	2013	(unaudited)	2012	2011	2010
Selected Consolidated Balance Sheet Data:
Working capital (deficit)	$46,501	$47,268	$7,762	$9,724	$(6,169)	$(946)	$(749)
Total assets	$53,489	$50,186	$17,375	$11,241	$16,749	$1,409	$760
Long-term liabilities	$32	$9	$24	$47,515	$17	$1,267	$1,888
Stockholders’ equity (deficit)	$48,696	$48,284	$8,969	$(37,385)	$(5,303)	$(1,835)	$(2,300)

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

In connection with the Merger, Organovo Holdings, Inc.’s Board of Directors and stockholders adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan, as amended, provides for the issuance of up to 11,553,986 shares, or approximately 14% of our March 31, 2015 outstanding Common Stock, to executive officers, directors, advisory board members, consultants and employees. In addition, we assumed and adopted the 2008 Plan, and as described above option holders under that plan were granted New Options to purchase Common Stock. No further options will be granted under the 2008 Plan. The parties have taken all actions necessary to ensure that the Merger was treated as a tax free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

As of June 1, 2015, the Company had 81,580,538 total issued and outstanding shares of Common Stock, and five year warrants for the opportunity to purchase an additional 1,139,875 shares of Common Stock at exercise prices ranging from $0.85 to $7.62 per share. The Company had outstanding stock options to purchase an aggregate of 7,085,295 shares of Common Stock at exercise prices ranging from $0.08 to $9.92 and 258,750 outstanding restricted stock units, with each unit representing the right to receive one share of Common Stock.

Critical Accounting Policies

Our consolidated financial statements include the accounts of the Company as well as its wholly-owned subsidiaries, with all material intercompany accounts and transactions eliminated in consolidation, which appear under Item 8 of Part II, have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 2 to our consolidated financial statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

Revenue Recognition

The Company derives its revenues from research service agreements, product sales, collaborative research agreements, and grants from the National Institute of Health (“NIH”), U.S. Treasury Department and private not-for-profit organizations.

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

Revenue Arrangements with Multiple Deliverables

The Company may enter into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. For multiple deliverable agreements, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using Vendor Specific Objective Evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

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

Revenue from Research Service Agreements

For research service agreements, the Company defers any up-front fees collected from customers and recognizes revenue when earned, typically when services are rendered or deliverables are provided to the customer. When substantial customer acceptance terms exist, the Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance.

Research and Development Revenue under Collaborative Agreements

The Company’s collaboration revenue consists of license and collaboration agreements that contain multiple elements, including non-refundable up-front fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones, and royalties based on specified percentages of net product sales, if any. The Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

Product Revenue

The Company recognizes product revenue at the time of shipment to the customer, provided all other revenue recognition criteria have been met. To date, the Company has not recognized significant revenue from commercial product sales.

Product Returns

As our commercial sales increase, we expect to establish a reserve for estimated sales returns that will be recorded as a reduction to revenue. That reserve will be maintained to account for future return of products sold in the current period. The reserve will be reviewed quarterly and will be estimated based on an analysis of our historical experience related to product returns.

Grant Revenues

Grant revenue recognition is based on the terms of the grant. The Company generally receives two kinds of grants: cost reimbursement-based grants, and fixed price grants for which payments are due upon the achievement of specific milestones. For cost reimbursement-based grants, revenues are based upon internal and subcontractor costs incurred that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized as grant-related expenses are incurred by the Company or its subcontractors. Fixed price grants that provide for payments upon the completion of specific milestones are considered revenue arrangements with multiple deliverables, and as such, revenue is allocated among the accounting units as described above and is recognized only as elements are delivered and the Company determines there are no uncertainties regarding customer acceptance.

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

The Company has issued warrants, of which some are classified as derivative liabilities as a result of the terms in the warrants that provide for down-round protection in the event of a dilutive issuance. The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to fair value of derivative liabilities. Various factors are considered in the pricing models we use to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, changes in the fair value of the warrants have in the past and could continue in the future to vary significantly from period to period.

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

Results of Operations

Overview

Organovo was founded in Delaware in April 2007. Activities since the Company’s inception through March 31, 2015, were devoted primarily to developing a platform technology and functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs, raising capital and building infrastructure. In November 2014, the Company announced the full commercial release of its first product, the exVive3DTM Human Liver Tissue for use in toxicology and other preclinical drug testing. In December 2014, we established a wholly-owned subsidiary, Samsara Sciences, Inc., to focus on the acquisition of qualified cells in support of our commercial and research endeavors. As of March 31, 2015, the Company has not yet realized significant revenues from its planned principal operations. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to fully operationalize the Company’s current technology and continue to implement its business plan.

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

Comparison of the Years Ended March 31, 2015 and March 31, 2014

Revenues

Revenues of $0.6 million for the year ended March 31, 2015 increased approximately $0.2 million, or 50%, over revenues of $0.4 million for the year ended March 31, 2014. This increase reflects the recognition of $0.3 million in commercial revenue since the Company’s product launch in November 2014, partially offset by a $0.1 million decrease in collaboration revenue due to the completion of one of the Company’s larger collaborative research agreements during the year ended March 31, 2014.

Operating Expenses

Operating expenses increased approximately $9.9 million, or 47%, from $21.0 million for the year ended March 31, 2014 to $30.9 million for the year ended March 31, 2015. Of this increase, approximately $5.0 million is related to increased selling, general and administrative expense, while the other $4.9 million relates to increased investment in research and development expense. Those increases are attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support its research and development initiatives, incremental investment associated with commercialization project initiatives, expenses related to operating as a publicly traded corporation, expansion to a larger facility, and increased stock compensation expense relative to employees and certain consulting services.

Research and Development Expenses

Research and development expense increased $4.9 million, or 61%, from approximately $8.0 million for the year ended March 31, 2014 to approximately $12.9 million for the year ended March 31, 2015 as the Company significantly increased its research staff to support its obligations under certain collaborative research agreements and grants, and to expand product development efforts in preparation for commercial revenues. Full-time research and development staffing increased from thirty-two full-time employees as of March 31, 2014 to fifty-four full-time employees as of March 31, 2015. In addition to the incremental payroll, benefits and stock-based compensation resulting from increased staffing levels, the Company increased its facility space to accommodate its growing research staff, and increased its spending on lab equipment and supplies in proportion to its increased research activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $5.0 million, or 38%, from $13.0 million for the year ended March 31, 2014 to approximately $18.0 million for the year ended March 31, 2015. Increased staffing expenses of approximately $1.0 million was due to the headcount increase from thirteen full-time employees as of March 31, 2014 to twenty-one full-time employees as of March 31, 2015, to provide strategic infrastructure in developing collaborative relationships and preparing for commercialization of products and services, and to address the additional compliance requirements of operating as a publicly traded corporation. Stock-based compensation costs also increased approximately $1.7 million due to additional grants to employees and consultants. In addition, due to the Company’s overall growth and transition into the commercial phase during the year ended March 31, 2015, fees for legal services, investor outreach, marketing, insurance and consulting increased over the previous year. Finally, facility costs increased due the expansion of the Company’s facility during the latter part of the year ended March 31, 2014.

Other Income (Expense)

Other income was approximately $0.2 million for the year ended March 31, 2015, and consisted primarily of interest income and a gain related to the revaluation of warrant derivative liabilities. This gain was caused by a declining stock price during the period that decreased the value of the derivative liability. For the year ended March 31, 2014, other expense consisted primarily of a $5.1 million loss related to the revaluation of warrant derivative liabilities due to rising stock prices during the period that caused an increase in the value of the derivative liability. In addition, the majority of the underlying warrants to which the derivative relates were exercised or converted to equity instruments during fiscal 2014, significantly lessening the impact of subsequent changes in our stock price.

Various factors are considered in the pricing models we use to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants could continue to vary significantly from period to period.

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

Various factors are considered in the pricing models we use to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants could continue to vary significantly from period to period.

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

Various factors are considered in the pricing models we use to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants could continue to vary significantly from period to period.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to technology and product development, raising capital and building infrastructure. The Company has not realized significant revenues from its planned principal operations.

Since inception, the Company has incurred negative cash flows from operations. Net cash used in operations is primarily driven by our operating results (net income adjusted for stock-based compensation, depreciation, amortization, changes in fair value, and other non-cash charges). As of March 31, 2015, the Company had cash and cash equivalents of $50.1 million and an accumulated deficit of $122.3 million. The Company also had negative cash flows from operations of $19.6 million, $15.6 million, $2.8 million, $3.6 million, and $9.7 million for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, respectively.

At March 31, 2015, we had total current assets of $51.3 million and current liabilities of $4.8 million, resulting in working capital of $46.5 million. At March 31, 2014, we had total current assets of $49.2 million and current liabilities of $1.9 million, resulting in working capital of $47.3 million.

Net cash used in investing activities was approximately $1.5 million, $0.3 million, $0.2 million, less than $0.1 million, and $0.4 million for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, respectively. The majority of net cash used in investing activities to date has been for the purchases of laboratory equipment, in particular in fiscal 2015 as the Company launched its first commercial product and expanded its research capabilities.

Net cash provided by financing activities was approximately $23.1 million, $48.4 million, $3.7 million, $13.6 million, and $24.6 million for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, respectively.

During the year ended March 31, 2015, we raised net proceeds of approximately $22.3 million through the sale of 3,197,768 shares of our common stock through at-the-market offerings. In addition, we raised approximately $0.4 million from the exercise of warrants, and $0.4 million from stock option exercises during the year ended March 31, 2015.

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

Cash provided by financing activities in 2012 was primarily related to proceeds received from the issuance of common stock and the exercise of warrants during the year. During February and March 2012, the Company received gross proceeds of $13.7 million from the private placement of equity securities. On February 8, February 29, and March 16, 2012, the Company completed the first, second and final closings, respectively, of the private placement offering. In these three closings, the Company issued 6,525,887 units, 1,806,100 units, and 6,916,000 units, respectively, to accredited investors at a price of $1.00 per unit, including the conversion of $1.5 million of principal and $25,379 of accrued interest under certain bridge promissory notes issued in 2011. The first closing was conducted simultaneously with the completion of the Company’s merger (the “Merger”) with Organovo, Inc. Each unit consisted of one share of common stock of the Company, $0.001 par value per share and a five-year warrant to purchase one share of common stock at $1.00 per share. Total net proceeds were $11.6 million (or $12.8 million, including the conversion of the bridge promissory notes referred to above). In addition, the Company consummated a tender offer in December 2012 to the holders of outstanding warrants to purchase approximately 14.5 million shares of the Company’s common stock. The warrant tender offer, which expired on December 21, 2012, resulted in approximately 9.6 million of the outstanding warrants being exercised by their holders for aggregate proceeds of approximately $7.7 million.

Through March 31, 2015, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the public offering of common stock, and through revenue derived from products and services, grants, and collaborative research agreements. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months.

The Company will need additional capital to further fund the development and commercialization of its human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company intends to cover its future operating expenses through cash on hand, through revenue derived from research services agreements, product sales, grants, and collaborative research agreements, and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth Organovo’s significant contractual obligations and related scheduled payments as of March 31, 2015 (in thousands):

			2017 to	2019 to	2021 and
	Total	2016	2018	2020	Thereafter
Capital lease obligations (A)	5	5	—	—	—
Operating lease obligations (B)	7,072	1,138	2,282	2,094	1,558
Total	7,077	1,143	2,282	2,094	1,558
(A)	Capital lease obligations include the remaining payments due under a laboratory equipment lease.
(B)	Operating lease obligations include the remaining payments due under the Company’s facility leases.

Recent Accounting Pronouncements

For information regarding recently adopted and issued accounting pronouncements, see Note 13 to the consolidated financial statements.

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

Item 8. Consolidated Financial Statements.

Organovo Holdings, Inc.

Index to Consolidated Financial Statements

Page Number
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2015 and March 31, 2014	F-4
Consolidated Statements of Operations for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) from December 31, 2011 through March 31, 2015	F-6
Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Organovo Holdings, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Organovo Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013, and the year ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organovo Holdings, Inc. and Subsidiaries as of March 31, 2015 and 2014, and the results of their consolidated operations and their cash flows for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013, and the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Organovo Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2015 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

June 9, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Organovo Holdings, Inc.

San Diego, California

We have audited Organovo Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Organovo Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Organovo Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Organovo Holdings, Inc. and Subsidiaries, and our report dated June 9, 2015 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

June 9, 2015

ORGANOVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	March 31, 2015	March 31, 2014
Assets
Current Assets
Cash and cash equivalents	$50,142	$48,167
Inventory, net	66	63
Prepaid expenses and other current assets	1,054	931
Total current assets	51,262	49,161
Fixed assets, net	2,042	857
Restricted cash	79	79
Other assets, net	106	89
Total assets	$53,489	$50,186
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,387	$326
Accrued expenses	2,257	822
Deferred rent	759	345
Deferred revenue	227	13
Capital lease obligation	5	10
Warrant liabilities	126	377
Total current liabilities	4,761	1,893
Deferred revenue, net of current portion	32	4
Capital lease obligation, net of current portion	—	5
Total liabilities	$4,793	$1,902
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 81,536,724 and 78,113,639 shares issued and outstanding at March 31, 2015 and March 31, 2014, respectively	82	78
Additional paid-in capital	170,909	140,419
Accumulated deficit	(122,295)	(92,213)
Total stockholders’ equity	48,696	48,284
Total Liabilities and Stockholders’ Equity	$53,489	$50,186

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended	Year Ended	Three Months Ended		Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013	March 31, 2012	December 31, 2012
				(Unaudited)
Revenues
Product and service	$314	$—	$—	$—	$—
Collaborations	134	248	98	120	1,035
Grants	123	131	117	—	162
Total Revenues	571	379	215	120	1,197
Selling, general, and administrative expenses	17,947	13,054	2,792	902	7,080
Research and development expenses	12,921	7,974	1,448	547	3,436
Loss from Operations	(30,297)	(20,649)	(4,025)	(1,329)	(9,319)
Other Income (Expense)
Fair value of warrant liabilities in excess of proceeds received	—	—	—	(19,019)	(19,019)
Change in fair value of warrant liabilities	196	(5,120)	(12,034)	(13,506)	(9,931)
Financing transaction costs in excess of proceeds received	—	—	—	(2,130)	(2,130)
Loss on inducement to exercise warrants	—	—	—	—	(1,904)
Loss on disposal of fixed assets	(12)	(84)	—	—	(158)
Interest expense	(1)	(13)	(65)	(1,088)	(1,088)
Interest income	32	18	4	—	5
Other income (expense)	—	—	—	(9)	(9)
Total Other Income (Expense)	215	(5,199)	(12,095)	(35,752)	(34,234)
Net Loss	$(30,082)	$(25,848)	$(16,120)	$(37,081)	$(43,553)
Net loss per common share—basic and diluted	$(0.38)	$(0.35)	$(0.26)	$(1.17)	$(1.01)
Weighted average shares used in computing net loss per common share—basic and diluted	79,650,087	73,139,618	61,750,157	31,591,663	43,149,657

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	22,445	$22	$4,835	$(6,692)	$(1,835)
Issuance of common stock in connection with the merger	6,000	6	(6)	—	—
Issuance of common stock through private placements in connection with reverse merger	13,723	14	13,709	—	13,723
Cost associated with merger	—	—	(13,723)	—	(13,723)
Issuance of common stock through conversion of notes payable and accrued interest in connection with the merger	1,525	2	1,524	—	1,526
Issuance of warrant	—	—	890	—	890
Issuance of common stock from warrant exercises, net	13,424	14	10,977	—	10,991
Warrant liability removed due to exercises of warrants	—	—	23,321	—	23,321
Stock option exercises	224	—	18	—	18
Issuance of restricted common stock	1,380	1	(1)	—	—
Restricted stock forfeitures	(186)	—	—	—	—
Stock-based compensation expense	—	—	1,435	—	1,435
Loss on inducement to exercise warrants	—	—	1,904	—	1,904
Net loss	—	—	—	(43,553)	(43,553)
Balance at December 31, 2012	58,535	$59	$44,883	$(50,245)	$(5,303)
Issuance of common stock from warrant exercises, net	6,131	6	3,718	—	3,724
Issuance of restricted common stock	55	—	—	—	—
Restricted stock forfeitures	(34)	—	—	—	—
Stock-based compensation expense	—	—	848	—	848
Expense related to modification of warrants	—	—	65	—	65
Warrant liability removed due to exercises of warrants	—	—	23,869	—	23,869
Warrant liability reclassified to equity	—	—	1,886	—	1,886
Net loss	—	—	—	(16,120)	(16,120)
Balance at March 31, 2013	64,687	$65	$75,269	$(66,365)	$8,969
Issuance of common stock from warrant exercises, net	2,713	3	1,098	—	1,101
Issuance of restricted common stock	60	—	—	—	—
Restricted stock forfeitures	(215)	—	—	—	—
Issuance of common stock from public offering, net	10,684	10	46,905	—	46,915
Stock-based compensation expense	—	—	4,600	—	4,600
Expense related to modification of warrants	—	—	12	—	12
Warrant liability removed due to exercises of warrants	—	—	10,874	—	10,874
Warrant liability reclassified to equity	—	—	767	—	767
Stock option exercises	184	—	402	—	402
Issuance of warrants to consultant	—	—	492	—	492
Net loss	—	—	—	(25,848)	(25,848)
Balance at March 31, 2014	78,113	$78	$140,419	$(92,213)	$48,284
Issuance of common stock from warrant exercises, net	211	—	445	—	445
Restricted stock forfeitures	(190)	—	—	—	—
Issuance of common stock from public offering, net	3,198	4	22,303	—	22,307
Stock-based compensation expense	—	—	7,020	—	7,020
Warrant liability removed due to exercises of warrants	—	—	55	—	55
Stock option exercises	205	—	351	—	351
Issuance of warrants to consultant	—	—	316	—	316
Net loss	—	—	—	(30,082)	(30,082)
Balance at March 31, 2015	81,537	$82	$170,909	$(122,295)	$48,696

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended	Year Ended	Three Months Ended		Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013	March 31, 2012	December 31, 2012
				(Unaudited)
Cash Flows From Operating Activities
Net loss	$(30,082)	$(25,848)	$(16,120)	$(37,081)	$(43,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	-	-	-	319	319
Amortization of warrants issued for services	557	323	261	-	556
Depreciation and amortization	472	387	80	17	195
Loss on disposal of fixed assets	12	84	-	-	158
Amortization of debt discount	-	-	-	896	896
Interest accrued on convertible notes payable	-	-	-	12	12
Fair value of warrant liabilities in excess of proceeds	-	-	-	19,019	19,019
Change in fair value of warrant liabilities	(196)	5,120	12,034	13,506	9,931
Loss on inducement to exercise warrants	-	-	-	-	1,904
Expense associated with warrant modification	-	12	65	-	-
Stock-based compensation	7,020	4,600	848	4	1,435
Increase (decrease) in cash resulting from changes in:
Grants receivable	-	101	61	-	(162)
Inventory	(3)	25	-	(45)	(459)
Prepaid expenses and other assets	(389)	(392)	(61)	(65)	(101)
Accounts payable	1,061	(315)	216	(217)	(233)
Accrued expenses	1,435	312	(283)	(28)	384
Deferred rent	270	75	82	(9)	159
Deferred revenue	242	(45)	62	116	(153)
Net cash used in operating activities	(19,601)	(15,561)	(2,755)	(3,556)	(9,693)
Cash Flows From Investing Activities
Deposits released from restriction (restricted cash deposits)	-	9	-	(38)	(88)
Purchases of fixed assets	(1,517)	(277)	(137)	(6)	(357)
Purchases of intangible assets	-	-	(19)	-	-
Net cash used in investing activities	(1,517)	(268)	(156)	(44)	(445)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	22,752	48,016	3,724	13,723	24,714
Proceeds from exercise of stock options	351	402	-	-	18
Principal payments on capital lease obligations	(10)	(10)	(2)	-	(7)
Repayment of convertible notes and interest payable	-	-	-	(110)	(110)
Deferred financing costs	-	(40)	-	-	-
Net cash provided by financing activities	23,093	48,368	3,722	13,613	24,615
Net Increase in Cash and Cash Equivalents	1,975	32,539	811	10,013	14,477
Cash and Cash Equivalents at Beginning of Period	48,167	15,628	14,817	340	340
Cash and Cash Equivalents at End of Period	$50,142	$48,167	$15,628	$10,353	$14,817
Supplemental Disclosure of Cash Flow Information:
Interest	$—	$—	$—	$10	$10
Income Taxes	$4	$—	$—	$1	$1

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

During the year ended March 31, 2015, the warrant liability was reduced by approximately $55 as a result of warrant exercises.

During the year ended March 31, 2015, approximately $144 of leasehold improvements were funded by the Company’s landlord as a lease incentive. The Company capitalized these costs as property, plant and equipment, with a corresponding increase in deferred rent that will be amortized over the remaining lease term.

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

2. Description of Business and Summary of Significant Accounting Policies

A summary of significant accounting policies, consistently applied in the preparation of the accompanying consolidated financial statements follows:

Nature of operations and basis of presentation

References in these notes to the consolidated financial statements to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiaries. Our consolidated financial statements include the accounts of the Company as well as its wholly-owned subsidiaries, with all material intercompany accounts and transactions eliminated in consolidation. In December 2014, we established a wholly-owned subsidiary, Samsara Sciences, Inc., to focus on the acquisition of qualified cells in support of our commercial and research endeavors.

Since its inception, the Company has devoted its efforts primarily to developing and commercializing a platform technology and functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs, raising capital and building infrastructure. In November 2014, the Company announced the full commercial release of its first product, the exVive3D ™ Human Liver Tissue for use in toxicology and other preclinical drug testing. As of March 31, 2015, the Company has not yet realized significant revenues from its planned principal operations. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to fully operationalize the Company’s current technology and continue to implement its business plan.

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

Liquidity

As of March 31, 2015, the Company had an accumulated deficit of approximately $122.3 million. The Company also had negative cash flows from operations of approximately $19.6 million during the year ended March 31, 2015.

Through March 31, 2015, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the public offering of common stock, and through revenue derived from grants, collaborative research agreements, and product and service agreements. Based on its current operating plan and available cash resources, the Company believes it has sufficient resources to fund its business for at least the next twelve months.

The Company will need additional capital to further fund the development and commercialization of its human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company intends to cover its future operating expenses through cash on hand, through revenue derived from research service agreements, product sales, collaborative research agreements, grants, and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

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

Financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, inventory, prepaid expenses and other assets, accounts payable, accrued expenses, deferred revenue, and capital lease obligations, the carrying amounts are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Restricted cash

As of March 31, 2015 and 2014, the Company had approximately $78,800 of restricted cash deposited with a financial institution. The entire amount is held in certificates of deposit to support a letter of credit agreement related to the Company’s facility lease.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first-out). Inventory consists of approximately $66,000, and $63,000 in raw materials as of March 31, 2015 and 2014, respectively, net of reserves.

Fixed assets and depreciation

Property and equipment are carried at cost. Expenditures that extend the life of the asset are capitalized and depreciated. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the remaining lease term. The estimated useful lives of the fixed assets range between three and seven years.

Impairment of long-lived assets

In accordance with authoritative guidance the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred as of March 31, 2015.

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

The Company has issued warrants, of which some are classified as derivative liabilities as a result of the terms in the warrants that provide for down-round protection in the event of a dilutive issuance. The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions (see Note 5). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities. Various factors are considered in the pricing models we use to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate. Changes in these factors have had and may continue in the future to have a significant impact on the computed fair value of the warrant liability.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2015 and 2014 (in thousands):
	Balance at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$126	$—	$—	$126

	Balance at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$377	$—	$—	$377

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended March 31, 2015 and 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability (in thousands)
Balance at March 31, 2013	$6,898
Issuances	$—
Adjustments to estimated fair value	$5,120
Warrant liability removal due to settlements	$(10,874)
Warrant liability reclassified to equity	$(767)
Balance at March 31, 2014	$377
Issuances	$—
Adjustments to estimated fair value	$(196)
Warrant liability removal due to settlements	$(55)
Balance at March 31, 2015	$126

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of March 31, 2015 and 2014 the Company had approximately $259,000 and $17,000, respectively, in deferred revenue related to its grants, collaborative research programs and research service agreements.

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

Revenue from research service agreements

For research service agreements, the Company defers any up-front fees collected from customers and recognizes revenue when earned, typically when services are rendered or deliverables are provided to the customer. When substantial customer acceptance terms exist, the Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance.

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

The Company recognizes revenue from research funding under collaboration agreements when earned on a “proportional performance” basis as research hours are incurred. The Company performs services as specified in each respective agreement on a best-efforts basis, and is reimbursed based on labor hours incurred or achievement of milestones or certain deliverables as specified in the contract. The Company initially defers revenue for any amounts billed or payments received in advance of the services being performed, and recognizes revenue pursuant to the related pattern of performance, based on total labor hours incurred relative to total labor hours estimated under the contract.

In December 2010, the Company entered into a 12 month research contract agreement with a third party, whereby the Company was engaged to perform research and development services on a fixed-fee basis for approximately $600,000. Based on the proportional performance criteria, the Company recognized approximately $150,000 in revenue related to the contract during the year ended December 31, 2012. Total revenue recognized on the contract as of March 31, 2015 was approximately $600,000.

In October 2011, the Company entered into a research contract agreement with a third party to perform research and development services for a fixed-fee of $1,365,000. The agreement included an initial payment to the Company of approximately $239,000 with remaining payments occurring over a twenty-one month period. On November 27, 2012, the agreement was amended to include additional research and development services, for an additional $135,000, bringing the total contract value to $1,500,000. The third party ultimately elected to have only $40,000 of these additional research and development services performed by the Company, resulting in a total contract value of $1,405,000. The amendment extended the original contract (which ran concurrently) from twenty-one months to twenty-eight months. The Company recorded approximately $0, $184,000, $97,000, $120,000, and $885,000 for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, respectively, in revenue related to the research contract in recognition of the proportional performance achieved.

In September 2013, the Company entered into a research contract agreement with a third party to perform research and development services for fixed fees ranging from approximately $7,000 to $83,000, depending on go/no-go decisions made along the way. The agreement included an initial payment to the Company of approximately $7,000 with remaining payments occurring at the completion of each phase of work. The third party ultimately elected to have $76,000 of work performed under the agreement, and as such the Company recorded approximately $69,000 and $7,000, for the years ended March 31, 2015 and 2014, respectively, in revenue related to the research contract in recognition of the proportional performance achieved.

In October 2013, the Company entered into a research contract agreement with a third party to perform research and development services for fixed fees ranging from approximately $59,000 to approximately $93,000, depending on go/no-go decisions made along the way. The agreement included an initial payment to the Company of approximately $29,000 with remaining payments occurring at the beginning of each phase of work. The third party elected to have all potential work performed under the agreement, and as such the Company recorded approximately $41,000 and $52,000, for the years ended March 31, 2015 and 2014, respectively, in revenue related to the research contract in recognition of the proportional performance achieved.

Product revenue

The Company recognizes product revenue at the time of shipment to the customer, provided all other revenue recognition criteria have been met. To date, the Company has not recognized significant revenue from commercial product sales.

As our commercial sales increase, we expect to establish a reserve for estimated product returns that will be recorded as a reduction to revenue. That reserve will be maintained to account for future return of products sold in the current period. The reserve will be reviewed quarterly and will be estimated based on an analysis of our historical experience related to product returns.

Grant revenues

During 2012, 2010 and 2009, the NIH awarded the Company three research grants totaling approximately $558,000. Revenues from these NIH grants were based upon internal and subcontractor costs incurred that were specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provided funding for overhead expenses. These revenues were recognized when expenses had been incurred by subcontractors and as the Company incurred internal expenses that were related to the grants. Revenue recognized under these grants for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012 was approximately $0, $12,000, $117,000, $0, and $162,000, respectively.

During August of 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $49,000 and $119,000 for the years ended March 31, 2015 and 2014, respectively.

During September of 2014, the NIH awarded the Company a research grant totaling approximately $222,000. The grant provides for fixed payments based on the achievement of certain milestones. As such, revenue will be recognized upon completion of those milestones. Revenue recognized under this grant was approximately $74,000 for the year ended March 31, 2015.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012 the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, shares subject to repurchase and warrants as the effect would be anti-dilutive. No dilutive effect was calculated for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 or 2012, or the year ended December 31, 2012 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Total common stock equivalents that were excluded from computing diluted net loss per share were approximately 8.6 million, 7.7 million, 8.9 million, 25.8 million, and 15.2 million for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012, respectively.

Reclassifications

Certain reclassifications were made to the Consolidated Balance Sheet as of March 31, 2014 in order to conform to the presentation of the Consolidated Balance Sheet as of March 31, 2015. The reclassifications did not have any effect on previously reported financial position.

3. Fixed Assets

Fixed assets consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
Laboratory equipment	$1,951	$1,207
Construction in process	529	—
Computer software and equipment	274	191
Furniture and fixtures	135	33
Leasehold improvements	155	—
	3,044	1,431
Less accumulated depreciation and amortization	(1,002)	(574)
	$2,042	$857

Depreciation and amortization expense for the years end March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012 was approximately $464,000, $380,000, $78,000, $15,000, and $188,000, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
Accrued compensation	$1,917	$505
Accrued legal and professional fees	195	283
Other accrued expenses	145	34
	$2,257	$822

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

The Company revalued the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was $0.1 million, $0.4 million, $6.9 million, and $20.6 million as of March 31, 2015, March 31, 2014, March 31, 2013, and December 31, 2012, respectively. The change in fair value of the derivative liabilities for the year ended March 31, 2015 was a decrease of $0.2 million. The changes in fair value of the derivative liabilities for the year ended March 31, 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012 were increases of $5.1 million, $12.0 million, $13.5 million, and $9.9 million, respectively. These changes are included in other income (expense) in the statements of operations.

During the years ended March 31, 2015 and 2014, 8,647 and 1,920,874 warrants that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement date, and the change in fair value was recognized to earnings. In addition, in the year ended March 31, 2014 the Company entered into amendment agreements with certain of the warrant holders, which removed the down-round pricing protection provision, resulting in 269,657 of these warrants being reclassified from liability instruments to equity instruments. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised and as of the modification date for the warrants that were amended, with a corresponding increase in additional paid-in capital.

The derivative liabilities were valued at the closing dates of the Private Placement and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	March 31, 2015	March 31, 2014
Closing price per share of common stock	$3.54	$7.64
Exercise price per share	$1.00	$1.00
Expected volatility	76.80%	76.50%
Risk-free interest rate	0.56%	0.90%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	1.96	2.96

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

6. Convertible Notes Payable

Local bridge

During July and August 2011, $740,000 of Convertible Notes bearing interest at 20% per annum, and warrants to purchase shares of common stock were issued to investors. The Convertible Notes were due at the earlier of 1) one year from the issuance date or 2) one week after the consummation of a Merger transaction. The number of warrants to be issued was equal to the note principal divided by the exercise price. The exercise price was the per-share or per-unit fair market value received in the Merger. The notes were convertible at a price per share equal to seventy-five percent (75%) of the per-share fair market value of the total consideration received for a share of a public company’s common stock to be determined to be identified upon consummation of a merger.

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

Exchange Agreement and Release

In October 2011, the Company’s Board of Directors and stockholders approved an Exchange Agreement and Release, whereby the note holders could exchange their Convertible Notes and accrued interest for shares of the Company’s common stock and warrants to purchase the Company’s common stock. A total of $3,030,000 of principal and approximately $459,800 of accrued interest converted, at prices ranging from $0.27 to $0.75, into 7,676,828 shares of the Company’s common stock, plus five-year warrants to purchase 1,309,750 common shares at an exercise price of $1.00 per share. For the holders that elected to participate, the Exchange Agreement and Release resulted in the cancellation of the Convertible Notes and release from the note holders for any claims related to the Convertible Notes.

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

The Company determined that the warrants represent a derivative instrument due to the down-round price protection, and accordingly, the Company recorded a derivative liability related to the warrants, with a corresponding debt discount of approximately $1,260,300. See Note 5. Additionally, upon issuance of the notes during 2011, the Company recorded the discount for the beneficial conversion feature of $239,700. The debt discount associated with the warrants and beneficial conversion feature were amortized to interest expense over the life of the Convertible Notes, and fully amortized upon conversion of the Convertible Notes in 2012. The Company recorded approximately $896,200 of interest expense for the amortization of the debt discount during the year ended December 31, 2012.

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

Interest expense, including amortization of the note discounts and other interest expense was approximately $1,000, $13,000, $65,000, $1,088,000, and $1,088,000 for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, respectively.

7. Stockholders’ Equity

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

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in at-the-market (“ATM”) offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. During the years ended March 31, 2015 and 2014, the Company issued 2,197,768 and 334,412 shares of common stock in ATM offerings under the distribution agreement with net proceeds of $16.1 and $3.5 million, respectively.

In December 2014, the Company entered into an equity offering sales agreement with another investment banking firm. Under the terms of the sales agreement, the Company may offer and sell shares of its common stock, from time to time, through the investment bank in ATM offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC. During the year ended March 31, 2015, the Company sold 1,000,000 shares of common stock in ATM offerings under the sales agreement with net proceeds of $6.2 million. The Company intends to use the net proceeds raised through any ATM sales for general corporate purposes, including research and development, the commercialization of the Company’s products, general administrative expenses, and working capital and capital expenditures.

The Company will limit future sales under the 2013 distribution agreement and the 2014 sales agreement to ensure that it does not exceed the maximum amount available for sale under its effective shelf registration statement previously filed with the SEC. Based on its use of the shelf registration statement through March 31, 2015, the Company cannot sell more than an aggregate of $26,777,785 in shares of common stock under the 2013 distribution agreement and the 2014 sales agreement.

A shelf registration statement on Form S-3 (File No. 333-202382), or shelf, was filed with the SEC on February 27, 2015 authorizing the offer and sale in one or more offerings of up to $190,000,000 in aggregate of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. This shelf was declared effective by the SEC on March 17, 2015.

In addition, during the years ended March 31, 2015 and 2014, the Company issued 210,600 and 2,713,207 shares of common stock upon exercise of 211,647 and 3,201,633 warrants, respectively.

During the years ended March 31, 2015 and 2014, the Company issued 205,033 and 183,796 shares of common stock upon exercise of 205,684 and 183,796 options, respectively.

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

On August 6, 2012, 200,000 restricted stock awards were issued to a member of senior management, the vesting of which was performance based with achievement to be measured at December 31, 2014 or earlier if the metric was achieved. As of December 31, 2014, the Company had determined that three of the four target metrics had been achieved with the fourth performance metric criterion not met resulting in 150,000 shares of restricted stock vested and the remaining 50,000 restricted stock awards surrendered back to the Company unvested. The Company recognized the related stock-based compensation expense over the requisite service period ending on March 31, 2015.

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

During the year ended March 31, 2015, 137,816 restricted stock awards were surrendered related to shares of common stock returned to the Company, at the option of the holder, to cover the tax liability related to the vesting of 255,000 restricted stock awards. Upon the return of the common stock, 137,816 stock option grants with immediate vesting were granted to the individual at the vesting date market value strike price.

A summary of the Company’s restricted stock award activity is as follows:

Number of Shares
Unvested at December 31, 2011	1,111,295
Granted	1,380,000
Vested	(1,233,409)
Canceled / forfeited	(95,842)
Unvested at December 31, 2012	1,162,044
Granted	55,000
Vested	(221,302)
Canceled / forfeited	(10,000)
Unvested at March 31, 2013	985,742
Granted	60,000
Vested	(472,247)
Canceled / forfeited	—
Unvested at March 31, 2014	573,495
Granted	—
Vested	(262,245)
Canceled / forfeited	(52,500)
Unvested at March 31, 2015	258,750

The fair value of each restricted common stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $421,000, $817,000, $478,000, $0, and $835,000, during the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, respectively. Expense for each of the periods included approximately $15,000, $16,000, $4,000, $0, and $23,000, for research and development during the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, respectively.

General and administrative expense for the years ended March 31, 2015 and March 31, 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012 were approximately $406,000, $801,000, $474,000, $0, and $812,000, respectively.

As of March 31, 2015, total unrecognized restricted stock-based compensation expense was approximately $222,000, which will be recognized over a weighted average period of 0.62 years.

Stock options

During the years ended March 31, 2015 and 2014, under the 2012 Equity Incentive Plan, 1,429,191 and 2,519,572 incentive stock options were issued, respectively, at various exercise prices. The stock options generally vest on the one year anniversary of the grant date, quarterly over a three year period, or over a four-year period, with a quarter vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining 36 month terms with the exception of 139,316 and 218,655 of the incentive stock option grants during the years ended March 31, 2015 and 2014, respectively, that have immediate vesting at the grant date, 56,500 and 99,500 of the incentive stock option grants in the years ended March 31, 2015 and 2014, respectively, that vest quarterly over three years, and 128,500 and 122,500 of the incentive stock option grants in the years ended March 31, 2015 and 2014, respectively, that vest after one full year.

The following table summarizes stock option activity for the years ended March 31, 2014 and 2015:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2013	3,618,567	$2.11	$5,909,154
Options granted	2,519,572	$8.63
Options canceled	(18,455)	$3.31
Options exercised	(183,796)	$2.19	$1,002,419
Outstanding at March 31, 2014	5,935,888	$4.87	$20,482,823
Options granted	1,429,191	$6.18
Options canceled	(45,847)	$7.17
Options exercised	(205,684)	$1.73	$883,795
Outstanding at March 31, 2015	7,113,548	$5.21	$4,969,499
Vested and Exercisable at March 31, 2015	3,113,164	$4.05	$3,264,723

The weighted-average remaining contractual term of options exercisable and outstanding at March 31, 2015 was approximately 7.82 years and 8.28 years, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Dividend yield	—	—
Volatility	76.90%	78.22%
Risk-free interest rate	1.60%	1.32%
Expected life of options	6.00 years	6.00 years
Weighted average grant date fair value	$4.14	$5.92

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

The total stock option based compensation recorded as operating expense was approximately $6,599,000, $3,783,000, $370,000, $4,000, and $600,000, for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, respectively. Expense included approximately $1,175,000, $462,000, $58,000 and $81,000 for research and development during the years ended March 31, 2015 and 2014, the three months ended March 31, 2013, and the year ended

December 31, 2012, respectively. General and administrative expense for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and year ended December 31, 2012, were approximately $5,424,000, $3,321,000, $312,000, $4,000, and $519,000, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2015 was approximately $15,115,000 and the weighted average period over which these grants are expected to vest is 2.77 years.

Warrants

During the years ended December 31, 2012 and 2011, the Company issued warrants to investors to purchase 21,347,182 and 2,909,750 shares, respectively, of its common stock.

During the years ended March 31, 2015 and 2014, 203,000 and 225,000 of these warrants were exercised for cash proceeds of approximately $445,000 and $210,000, respectively, and 8,647 and 2,628,003 of these warrants were exercised through a cashless exercise for issuance of 7,600 and 2,139,577 shares of common stock, respectively.

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

During the twelve months ended March 31, 2014, the Company entered into amendment agreements for 269,657 warrants to purchase common stock which reduced the exercise price of the warrants from $1.00 to $0.85, which removed the down-round price protection provision of the warrant agreement related to the adjustment of exercise price upon issuance of additional shares of common stock. As a result of the removal of the down-round price protection provision, the warrants were reclassified from liability to equity instruments at their fair value. The Company determined the incremental expense associated with the modification based on the fair value of the awards prior to and subsequent to the modification. The fair value of the awards subsequent to modification was calculated using the Black-Scholes model. The incremental expense associated with the modification of approximately $12,000 was recognized as interest expense for the year ended March 31, 2014.

During the year ended December 31, 2012 the Company entered into four agreements with consultants for services. In connection with the agreements, the Company issued a total of 650,000 warrants to purchase common stock, at prices ranging from $1.70 to $3.24, with lives ranging from two to five years, to be earned over service periods of up to six months. The fair value of the warrants was estimated to be approximately $890,000, which was recognized as a prepaid asset and is being amortized over the term of the consulting agreements. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using volatility rates ranging from 79.8% to 103.8% and risk free interest rate factors ranging from 0.24% to 0.63%, were used to determine the value. The value is being amortized over the term of the agreements. During the years ended March 31, 2015 and 2014, the Company recognized approximately $0 and $72,000, respectively, of expense related to these services. During the year ended March 31, 2015, no warrants held by consultants were exercised. During the year ended March 31, 2014, 348,630 warrants held by consultants were exercised resulting in proceeds to the Company of approximately $891,000.

During November 2013 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 75,000 warrants to purchase common stock, at a price of $7.36, with a life of five years, to be earned over a twelve month service period. The fair value of the warrants was estimated to be approximately $404,000, which was recognized as a prepaid asset and is being amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 96.90% and a risk-free interest rate factor of 0.60%, was used to determine the value. The Company recognized approximately $43,000 and $163,000 during the years ended March 31, 2015 and 2014, respectively, related to these services.

Additionally, during September 2014, the Company issued 50,000 warrants to a consultant in recognition of services previously provided. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Company recognized approximately $237,000 during the year ended March 31, 2015 related to these services.

During November 2014 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 145,000 warrants to purchase common stock, at a price of $6.84, with a life of five years, to be earned over a seventeen month service period ending on March 31, 2016. The final number of vested warrant shares will be determined, at the discretion of management, based on management’s judgment of the satisfaction of specific performance metrics prior to the earliest to occur of March 31, 2016 or the termination of the consulting arrangement with the Company. The initial fair value of the warrants was estimated to be approximately $309,000, which is being revalued and amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 76.78% and a risk-free interest rate factor of 1.37%, was used to determine the value. The Company recognized approximately $36,000 during the year ended March 31, 2015 related to these services.

The following table summarizes warrant activity for the years ended March 31, 2015 and 2014:

	Warrants	Weighted-Average Exercise Price
Balance at March 31, 2013	4,283,889	$1.17
Granted	112,500	$7.36
Expired / Canceled	—	—
Exercised	(3,201,633)	$1.16
Balance at March 31, 2014	1,194,756	$1.79
Granted	195,000	$7.04
Expired / Canceled	—	—
Exercised	(211,647)	$2.14
Balance at March 31, 2015	1,178,109	$2.59

The warrants outstanding at March 31, 2015 are immediately exercisable at prices between $0.85 and $7.36 per share, and have a weighted average remaining term of approximately 2.38 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at March 31, 2015:

Common stock warrants outstanding	1,178,109
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	9,375,272
Total	11,175,573

Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no present plans to issue shares of preferred stock.

8. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space under a non-cancelable operating lease entered into in February 2012 and amended in December 2013 and March 2015, and a non-cancelable operating lease entered into on January 9, 2015 with the future minimum lease payments from the leases included below. The Company records rent expense on a straight-line basis over the life of the leases and records the excess of expense over the amounts paid as deferred rent. In addition, one of the leases provides for certain improvements made for the Company’s benefit to be funded by the landlord. Such costs, totaling approximately $144,000 to date, have been capitalized as fixed assets and included in deferred rent.

Rent expense was approximately $968,000, $561,500, $105,500, $60,200, and $325,600 for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, respectively.

On February 27, 2012, the Company entered into a facilities lease at 6275 Nancy Ridge Drive (the “Original Lease”), San Diego, CA 92121, with occupancy as of July 15, 2012. The base rent under the lease was approximately $38,800 per month with 3% annual escalators. The lease term was 48 months with an option for the Company to extend the lease at the end of the lease term.

On December 5, 2013, the Company entered into a First Amendment (the “First Amendment”) to the Original Lease, together with the First Amendment, (the “Amended Lease”). Pursuant to the First Amendment, the Company expanded the size of its facility by approximately 15,268 square feet (the “Expansion Premises”) from approximately 15,539 square feet (the “Original Premises”) for a total of approximately 30,807 square feet. The Amended Lease provides for base rent (i) on the Original Premises to continue at approximately $38,800 per month, with annual escalators, until August 1, 2016, at which point the base rent shall be payable at the same rate per rentable square foot as the Expansion Premises and (ii) on the Expansion Premises of approximately $38,934 per month, with 3% annual escalators, not to commence until two months after the earlier of (A) the date that the landlord delivers possession of the Expansion Premises to the Company with the work in the Expansion Lab Premises (as defined in the First Amendment) substantially complete and (B) the date the landlord could have delivered the Expansion Premises with the work in the Expansion Lab Premises (as defined in the First Amendment) substantially complete but for certain delays of the Company. Additionally, the Company has a right of first refusal on adjacent additional premises of approximately 14,500 square feet. The term of the Amended Lease expires on the seven-year anniversary of the earlier of (A) the date that the landlord delivers possession of the Expansion Premises to the Company and (B) the date the landlord could have delivered the Expansion Premises but for certain delays of the Company (the “Expansion Premises Commencement Date”). The Expansion Premises Commencement Date was September 1, 2014. The Company also has the option to terminate the Amended Lease on the 5-year anniversary of the Expansion Premises Commencement Date. The Expansion Premises contains office, laboratory, and clean room areas.

On March 12, 2015, the Company entered into a Second Amendment to the Original Lease (the “Second Amendment), to adjust the square footage covered by Amended Lease and an additional portion of the building containing approximately 335 rentable square feet (“Second Expansion Premises”). This square footage adjustment was the result of the re-measurement of each suite and the building overall. The net adjustment to overall leased space was an increase of 88 square feet with a corresponding increase in monthly rental payments at the same rate per square foot as the Expansion Premises.

On January 9, 2015, the Company entered into an agreement to lease a second facility consisting of 5,803 rentable square feet of office and lab space located at 6310 Nancy Ridge Drive, San Diego, CA 92121. The term of the lease is 36 months, beginning on February 1, 2015 and ending on January 31, 2018, with monthly rental payments of approximately $12,000 commencing on April 1, 2015. In addition, there are annual rent escalations of 3.0% on each 12-month anniversary of the lease commencement date.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2015, are as follows (in thousands):

Fiscal year ended March 31, 2016	$1,138
Fiscal year ended March 31, 2017	1,148
Fiscal year ended March 31, 2018	1,134
Fiscal year ended March 31, 2019	1,032
Fiscal year ended March 31, 2020	1,062
Thereafter	1,558
Total	$7,072

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

In January 2014, the Supreme Court of New York stayed the New York litigation, finding that the arbitrator should determine in the first instance which disputes between the Company and STV should proceed in the Arbitration and which disputes between the Company and STV should proceed in the New York Court. The parties are proceeding in the Arbitration and the Company has reserved its right to file a summary disposition motion with regard to the proper venue for its claims under the WSAA. The date for the Arbitration (previously scheduled for July, 2015) has been taken off the calendar but may be rescheduled for the fall of 2015. The Company believes that the assertions made against it by STV are without merit and the Company intends to continue to vigorously defend against the claims made by STV.

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

On March 12, 2010, the Company entered into a license agreement with the Curators of the University of Missouri to in-license certain technology and intellectual property relating to engineered biological nerve grafts. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company paid to the University of Missouri a nonrefundable license fee of $5,000 and has committed to reimburse the University of Missouri for certain prior and future patent costs. In 2012, the Company paid the University of Missouri approximately $193,500 for prior patent costs relating to the license agreements with the University of Missouri. No payments were made during the years ended March 31, 2015, March 31, 2014 or the three months ended March 31, 2013. Each year the Company is required to pay the University of Missouri royalties ranging from 1% to 3% of net sales depending on the level of net sales achieved by the Company each year. A minimum annual royalty of $5,000 is due beginning two years after the calendar year of the first commercial sale and is credited to sales royalties. The license agreement terminates upon expiration of the patents licensed and is subject to certain conditions as defined in the license agreement. The $5,000 license fee is included in Other Assets and is being amortized over the life of the related patent.

Clemson University

On May 2, 2011, the Company entered into a license agreement with Clemson University Research Foundation to in-license certain technology and intellectual property relating to ink-jet printing of viable cells. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company agreed to pay Clemson University a nonrefundable license fee of $32,500, as well as an additional $32,500 to reimburse Clemson University for certain prior and future patent costs. These fees, totaling $65,000, are included in Other Assets and are being amortized over the life of the related patent. Each year the Company is required to pay the University royalties ranging from 1.5% to 3% of net sales depending on the level of net sales reached each year and minimum annual fees ranging from $20,000 to $40,000. Specific terms of the royalty and license agreements are confidential. The license agreement terminates upon expiration of the patents licensed, which is expected to expire in May 2024, and is subject to certain conditions as defined in the license agreement. Annual royalty payments of $20,000 were due beginning in calendar 2014, and as of March 31, 2015, the Company has made $40,000 of royalty payments under this license agreement.

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

Capitalized license fees consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
License fees	$114	$114
Less accumulated amortization	(34)	(25)
License fees, net	$80	$89

Amortization expense of licenses was approximately $8,500, $8,500, $2,000, $1,700, and $7,000 for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012, the year ended December 31, 2012. At March 31, 2015, the weighted average remaining amortization period for all licenses was approximately 10 years. The annual amortization expense of licenses for the next five years is estimated to be approximately $8,500 per year.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of March 31, 2015 and 2014 (in thousands):

	March 31, 2015	March 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$—	$—
Research and development credits	—	—
Depreciation and amortization	(48)	22
Accrued expenses and reserves	826	280
Stock compensation	3,462	1,941
Other, net	6	1
Total deferred tax assets	4,246	2,244
Valuation allowance	(4,246)	(2,244)
	$—	$—

A full valuation allowance has been established to offset the deferred tax assets as management cannot conclude that realization of such assets is more likely than not. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of our net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. We have not completed an analysis to determine whether any such limitations have been triggered as of March 31, 2015. Until this analysis is completed, we have removed the deferred tax assets related to net operating losses and research credits from our deferred tax asset schedule. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. The valuation allowance increased by approximately $2,002,000 and $1,277,000 for the years ended March 31, 2015 and 2014, respectively.

The Company had federal and state net operating loss carryforwards of approximately $59,334,000 and $58,850,000 at March 31, 2015, respectively. The federal and state net operating loss carryforwards will begin expiring in 2028, unless previously utilized. The net operating loss carryforwards included approximately $6,236,000 of windfall tax benefits related to stock compensation that will be recorded as an increase to additional paid in capital.

The Company had federal and state research tax credit carry forwards of approximately $790,000 and $987,000 at March 31, 2015, respectively. The federal research tax credit carryforwards begin expiring in 2028. The state research tax credit carryforwards do not expire.

In 2009 the Company adopted the accounting guidance for uncertainty in income taxes pursuant to ASC 740-10. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company did not record any accruals for income tax accounting uncertainties for the year ended March 31, 2015.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties from inception through March 31, 2015.

The Company does not have any unrecognized tax benefits that will significantly decrease or increase within 12 months of March 31, 2015.

The Company is subject to tax in the United States and in the state of California. As of March 31, 2015, the Company’s tax years from inception are subject to examination by the tax authorities. The Company is not currently under examination by any U.S. federal or state jurisdictions.

11. Concentrations

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at various financial institutions located within the United States. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. Balances may exceed federally insured limits. The Company has not experienced losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

12. Defined Benefit Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. During the year ended March 31, 2015, the 401(k) plan was amended (“the Amended Plan”) to include an employer matching provision. Under the terms of the Amended Plan, the Company will make matching contributions on up to the first 6 % of compensation contributed by its employees. Amounts expensed under the Company’s 401(k) plan for the years ended March 31, 2015 and 2014 were approximately $57,000 and $0, respectively.

13. Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on our consolidated financial statements.

14. Subsequent Events

On April 17, 2015, the Company entered into a multi-year research collaboration agreement with Merck Sharp & Dohme Corp. (“Merck”). The Agreement will give Merck access to Organovo’s commercial exVive3DTM Human Liver Tissue service, and will also involve a collaboration to develop multiple custom tissue models utilizing the Company’s proprietary NovoGen Bioprinting PlatformTM for use in drug development.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management’s annual report on internal control over financial reporting is set forth below and the report of our independent registered public accounting firm is included on page F-3 of this Annual Report on Form 10-K.

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

Our management, under the supervision of our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, we used the framework included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

Auditor’s Attestation Report on Internal Control Over Financial Reporting

Mayer Hoffman McCann P.C., our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year ended March 31, 2015 to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2015 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.organovo.com.

Item 11. Executive Compensation.

Information relating to executive compensation will be included in the proxy statement for the 2015 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2015 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2015 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be included in the proxy statement for the 2015 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a).The following documents have been filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: The information required by this item is included in Item 8 of Part II of this report.
2.

Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended March 31, 2015 and 2014, the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012, and have therefore been omitted.

3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Annual Report.

(b).The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

By:	/s/ Keith Murphy
Keith Murphy,
Chief Executive Officer and President

Date:	June 9, 2015

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

Signature	Title	Date

/s/ Keith Murphy	Chief Executive Officer and President (Principal Executive Officer)	June 9, 2015
Keith Murphy

/s/ Barry Michaels	Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	June 9, 2015
Barry Michaels

/s/ Robert Baltera, Jr.	Director	June 9, 2015
Robert Baltera, Jr.

/s/ James Glover	Director	June 9, 2015
James Glover

/s/ Tamar Howson	Director	June 9, 2015
Tamar Howson

/s/ Richard Heyman	Director	June 9, 2015
Richard Heyman

/s/ Kirk Malloy	Director	June 9, 2015
Kirk Malloy

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger and Reorganization, dated as of February 8, 2012, by and among Organovo Holdings, Inc. a Delaware corporation, Organovo Acquisition Corp., a Delaware corporation and Organovo, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.2

Certificate of Merger as filed with the Delaware Secretary of State effective February 8, 2012 (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

2.3

Articles of Merger as filed with the Nevada Secretary of State effective December 28, 2011 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2012 (the “February 2012 Form 8-K”)

2.4

Agreement and Plan of Merger, dated as of December 28, 2011, by and between Real Estate Restoration and Rental, Inc. and Organovo Holdings, Inc. (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2012)

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

10.20†

License Agreement dated as of March 24, 2009, by and between Organovo, Inc. and the Curators of the University of Missouri, **** (incorporated by reference from Exhibit 10.23 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2012)

10.21†

License Agreement dated as of March 12, 2010 by and between the Company and the University of Missouri, **** (incorporated by reference from Exhibit 10.24 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2012)

10.22†

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

Exhibit No.	Description

10.27+	Amendment to 2012 Equity Incentive Plan, dated August 21, 2013. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 23, 2013)

10.28

Equity Distribution Agreement, dated November 27, 2013, between Organovo Holdings, Inc. and JMP Securities LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 27, 2013)

10.29

First Amendment to Lease, dated December 4, 2013, by and between Organovo, Inc. and ARE-SD Region No. 25, LLC. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 6, 2014)

10.30+

Amendment No. 2 to the 2012 Equity Incentive Plan, effective as of February 3, 2014. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 6, 2014)

10.31+

Form of Executive Incentive Award Agreement under the 2012 Equity Incentive Plan. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 6, 2014)

10.32+

Forms of Executive Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan. (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 6, 2014)

10.33+

Forms of Performance Based Restricted Stock Grant Notice and Performance Based Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan. (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 6, 2014)

10.34

Controlled Equity OfferingSM Sales Agreement, dated December 30, 2014, by and between Organovo Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 30, 2014 )

10.35+	Form of Non-employee Director Stock Option Award Agreement under the 2012 Equity Incentive Plan*

10.36+	Form of Executive Stock Option Award Agreement under the 2012 Equity Incentive Plan*

10.37†	Research Collaboration Agreement, dated March 31, 2015, by and between Organovo Holdings, Inc. and L’Oreal USA Products, Inc.*
21.1	Subsidiaries of Organovo Holdings, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

23.1	Consent of Independent Registered Public Accounting Firm*

24.1	Power of Attorney (included on signature page hereto)*

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchanges Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
*	Filed herewith.
+	Designates management contracts and compensation plans.
†

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