Form 10-Q
period 2015-06-30
ORGANOVO HOLDINGS, INC.
filed 2015-08-10
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, a total of 92,426,404 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$86,000	$50,142
Accounts receivable	132	—
Inventory	69	66
Prepaid expenses and other current assets	795	1,054
Total current assets	86,996	51,262
Fixed assets, net	3,381	2,042
Restricted cash	79	79
Other assets, net	107	106
Total assets	$90,563	$53,489
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,030	$1,387
Accrued expenses	1,646	2,257
Deferred rent	1,088	759
Deferred revenue	1,433	227
Capital lease obligation	2	5
Warrant liabilities	26	126
Total current liabilities	5,225	4,761
Deferred revenue, net of current portion	19	32
Total liabilities	$5,244	$4,793
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 92,426,404 and 81,536,724 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	92	82
Additional paid-in capital	216,013	170,909
Accumulated deficit	(130,786)	(122,295)
Total stockholders’ equity	85,319	48,696
Total Liabilities and Stockholders’ Equity	$90,563	$53,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
Revenues
Product and service	$209	$—
Collaborations	14	69
Grants	83	30
Total Revenues	306	99
Selling, general, and administrative expenses	4,622	3,695
Research and development expenses	4,142	2,814
Loss from Operations	(8,458)	(6,410)
Other Income (Expense)
Change in fair value of warrant liabilities	(38)	(30)
Interest expense	(3)	—
Interest income	8	7
Total Other Income (Expense)	(33)	(23)
Net Loss	$(8,491)	$(6,433)
Net loss per common share—basic and diluted	$(0.10)	$(0.08)
Weighted average shares used in computing net loss per common share—basic and diluted	82,993,966	78,241,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities
Net loss	$(8,491)	$(6,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	96
Change in fair value of warrant liabilities	38	30
Stock-based compensation	1,780	1,537
Amortization of warrants issued for services	(95)	141
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(132)	(60)
Inventory	(3)	(8)
Prepaid expenses and other assets	256	117
Accounts payable	(357)	513
Accrued expenses	(611)	460
Deferred rent	(8)	112
Deferred revenue	1,193	130
Net cash used in operating activities	(6,295)	(3,365)
Cash Flows From Investing Activities
Purchases of fixed assets	(1,135)	(238)
Net cash used in investing activities	(1,135)	(238)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	43,214	224
Proceeds from exercise of stock options	77	111
Principal payments on capital lease obligations	(3)	(2)
Net cash provided by financing activities	43,288	333
Net Increase (Decrease) in Cash and Cash Equivalents	35,858	(3,270)
Cash and Cash Equivalents at Beginning of Period	50,142	48,167
Cash and Cash Equivalents at End of Period	$86,000	$44,897
Supplemental Disclosure of Cash Flow Information:
Interest	$—	$—
Income Taxes	$(3)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

During the three months ended June 30, 2015 and 2014, the warrant liability was reduced by approximately $138 and $55, respectively, as a result of warrant exercises.

During the three months ended June 30, 2015, approximately $337 of leasehold improvements were funded by the Company’s landlord as a lease incentive. The Company capitalized these costs as property, plant and equipment, with a corresponding increase in deferred rent that will be amortized over the remaining lease term.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Nature of operations and basis of presentation

References in these notes to the unaudited condensed consolidated financial statements to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiaries. The Company is an early commercial stage company, developing and commercializing functional three-dimensional (3D) human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs.

Since its inception, the Company has devoted its efforts primarily to developing and commercializing a platform technology and functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs, raising capital and building infrastructure. In November 2014, the Company announced the full commercial release of its first product, the exVive3D ™ Human Liver Tissue for use in toxicology and other preclinical drug testing. As of June 30, 2015, the Company has not yet realized significant revenues from its planned principal operations. The Company’s activities are subject to significant risks and uncertainties including failing to successfully develop products and services based on its technology and to achieve the market acceptance necessary to generate sufficient revenues and to achieve and sustain profitability.

The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations, stockholders’ equity and cash flows in accordance with generally accepted accounting principles (“GAAP”). The balance sheet at March 31, 2015 is derived from the Company’s audited balance sheet at that date.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2015. Operating results for interim periods are not necessarily indicative of operating results for the Company’s fiscal year ending March 31, 2016.

NYSE MKT Listing

On July 9, 2013, the Company announced that its common stock had been approved for listing on the NYSE MKT. Shares began trading on the NYSE MKT on July 11, 2013 under the symbol “ONVO”. Prior to that time, the Company’s shares were quoted on the OTC QX.

Liquidity

As of June 30, 2015, the Company had an accumulated deficit of approximately $130.8 million. The Company also had negative cash flows from operations of approximately $6.3 million during the three months ended June 30, 2015.

Through June 30, 2015, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the public offering of common stock, and through revenue derived from grants, product sales, collaborative research agreements and research service agreements. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months.

On June 23, 2015, the Company closed an underwritten public offering in which it sold an aggregate of 10,838,750 shares of common stock and raised gross proceeds of approximately $46.1 million. The Company’s future capital needs will depend on the revenues it generates through its commercialization efforts and the resources it elects to spend to pursue its product development efforts and implement its business plan. As a result, the Company cannot predict with certainty when it may be required to secure additional capital to fund its future operations.

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

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Restricted cash

As of June 30, 2015 and March 31, 2015, the Company had approximately $78,800 of restricted cash deposited with a financial institution. The entire amount is held in certificates of deposit to support a letter of credit agreement related to the Company’s facility lease.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first-out). Inventory consisted of approximately $69,000 and $66,000 in raw materials as of June 30, 2015 and March 31, 2015, respectively, net of reserves. The Company provides inventory allowances

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

based on excess or obsolete inventories determined based on anticipated use in the final product. The reserve for obsolete inventory at June 30, 2015 and March 31, 2015 was approximately $32,000 and $31,000, respectively.

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

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets has occurred through June 30, 2015.

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

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at June 30 and March 31, 2015 (in thousands):
	Balance at June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$26	—	—	$26

	Balance at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$126	—	—	$126

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended June 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability (in thousands)
Balance at March 31, 2015	$126
Issuances	—
Adjustments to estimated fair value	38
Warrant liability removal due to settlements	(138)
Warrant liability reclassified to equity	—
Balance at June 30, 2015	$26

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

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2015 and March 31, 2015, the Company had approximately $1,452,000 and $259,000, respectively, in deferred revenue related to its grants, collaborative research programs and research service agreements.

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

Revenue from research service agreements

For research service agreements that contain only a single or primary deliverable, the Company defers any up-front fees collected from customers, and recognizes revenue for the delivered element only when it determines there are no uncertainties regarding customer acceptance. During the three months ended June 30, 2015, the Company received a $1,000,000 up-front fee from a customer. As there were no delivered elements during the quarter, this amount remains in deferred revenue as of June 30, 2015.

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

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Grant revenues

During August of 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $9,000 and $30,000 for the three months ended June 30, 2015 and 2014, respectively.

During September of 2014, the NIH awarded the Company a research grant totaling approximately $222,000. The grant provides for fixed payments based on the achievement of certain milestones. As such, revenue will be recognized upon completion of substantive milestones. Revenue recognized under this grant was approximately $74,000 for the three months ended June 30, 2015.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended June 30, 2015 and 2014, respectively, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2015 or 2014, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Common stock equivalents excluded from computing diluted net loss per share were approximately 10.2 million and 7.8 million for the three months ended June 30, 2015 and 2014, respectively.

Note 2. Derivative Liability

During 2011 and 2012, the Company issued five-year warrants to purchase its common stock. For certain of these warrants, the exercise price is protected against down-round financing throughout the term of the warrant. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

The Company revalues the warrants classified as derivative liabilities as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was less than $0.1 million and approximately $0.1 million as of June 30, 2015 and March 31, 2015, respectively. The changes in fair value of the derivative liabilities were an increase of approximately $38,000 and an increase of approximately $30,000 for the three months ended June 30, 2015 and 2014, respectively, and are included in other income (expense) in the statements of operations.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended June 30, 2015 and 2014, 38,234 and 8,647 warrants, respectively, that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings.

The derivative liabilities were valued at the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	June 30, 2015	March 31, 2015	June 30, 2014
Closing price per share of common stock	$3.77	$3.54	$8.35
Exercise price per share	$1.00	$1.00	$1.00
Expected volatility	73.90%	76.80%	78.20%
Risk-free interest rate	0.64%	0.56%	1.62%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	1.71	1.96	2.71

Note 3. Stockholders’ Equity

Common stock

The Company filed a shelf registration statement on Form S-3 (File No. 333-189995), or the 2013 Shelf, with the SEC on July 17, 2013 authorizing the offer and sale in one or more offerings of up to $100,000,000 in aggregate of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. This 2013 Shelf was declared effective by the SEC on July 26, 2013.

On August 2, 2013, the Company, entered into an Underwriting Agreement with Lazard Capital Markets LLC, acting as representative of the underwriters named in the Underwriting Agreement and joint book-runner with Oppenheimer & Co. Inc., relating to the issuance and sale of 10,350,000 shares of the Company’s common stock, which includes the issuance and sale of 1,350,000 shares pursuant to an overallotment option exercised by the Underwriters on August 5, 2013 (the “2013 Offering”). JMP Securities LLC and Maxim Group LLC each acted as co-managers for the 2013 Offering. The price to the public in the 2013 Offering was $4.50 per share, and the Underwriters purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $4.23 per share. The net proceeds to the Company from the 2013 Offering were approximately $43.4 million, after deducting underwriting discounts and commissions and other offering expenses of $3.2 million payable by the Company, including the Underwriters’ exercise of the overallotment option. The transactions contemplated by the Underwriting Agreement closed on August 7, 2013.

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the 2013 Shelf. During the three months ended June 30, 2015 and 2014, the Company issued no shares of common stock in at the market offerings under the distribution agreement. As of June 30, 2015, the Company has issued 2,532,180 shares of common stock in at the market offerings under the distribution agreement, with net proceeds of $19.6 million.

In December 2014, the Company entered into an equity offering sales agreement with another investment banking firm. Under the terms of the sales agreement, the Company may offer and sell shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the 2013 Shelf. During the three months ended June 30, 2015, the Company issued no shares of common stock in at the market offerings under the sales agreement. As of June 30, 2015, the Company sold 1,000,000 shares of common stock in ATM offerings under the sales agreement, with net proceeds of approximately $6.2 million.

The Company filed a second shelf registration statement on Form S-3 (File No. 333-202382), or the 2015 Shelf, with the SEC on February 27, 2015 authorizing the offer and sale in one or more offerings of up to $190,000,000 in aggregate of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units compromised one or more of the other securities. This shelf was declared effective by the SEC on March 17, 2015.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On June 18, 2015, the Company entered into an Underwriting Agreement with Jefferies LLC and Piper Jaffray & Co., acting as representatives of the underwriters named in the 2015 Underwriting Agreement and as joint book-running managers, relating to the issuance and sale of 9,425,000 shares of the Company’s common stock, par value $0.001 per share (the “2015 Offering”). The price to the public in the 2015 Offering was $4.25 per share, and the Underwriters have agreed to purchase the shares from the Company pursuant to the 2015 Underwriting Agreement at a price of $3.995 per share. Under the terms of the 2015 Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,413,750 shares. The Company issued 10,838,750 shares of common stock pursuant to the 2015 Underwriting Agreement, including shares issuable upon the exercise of the over-allotment option, with net proceeds of approximately $43.2 million, after deducting underwriting discounts and commissions and expenses payable by the Company. The shares were issued pursuant to the 2015 Shelf.

The Company will limit future sales under the 2013 distribution agreement and the 2014 sales agreement to ensure that it does not exceed the maximum amount available for sale under its 2013 Shelf. Based on its use of the 2013 Shelf through June 30, 2015, the Company cannot sell more than an aggregate of $26,777,785 in shares of common stock under the 2013 distribution agreement and the 2014 sales agreement.

In addition, during the three months ended June 30, 2015 and 2014, the Company issued 30,186 and 110,600 shares of common stock upon exercise of 38,234 and 111,647 warrants, respectively.

Finally, during the three months ended June 30, 2015, the Company issued 25,503 shares of common stock upon exercise of 25,503 stock options. During the three months ended June 30, 2014, the Company issued 60,522 shares of common stock upon exercise of 60,522 stock options.

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

During the three months ended June 30, 2015 and 2014, there were 2,259 and 2,301 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 6,250 and 6,250 restricted stock units, respectively. Upon the return of the common stock, an equal number of stock options with immediate vesting were granted to the individuals at the vesting date market value strike price. A summary of the Company’s restricted stock award activity from March 31, 2015 through June 30, 2015 is as follows:

Number of Shares
Unvested at March 31, 2015	258,750
Granted	—
Vested	(6,250)
Canceled / forfeited	(2,500)
Unvested at June 30, 2015	250,000

The fair value of each restricted common stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $103,000 and $133,000 for the three months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense included in research and development was $0 and $4,000 for the three months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense included in general and administrative expense was $103,000 and $129,000 for the three months ended June 30, 2015 and 2014, respectively.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2015, total unrecognized restricted stock-based compensation expense was approximately $115,000, which will be recognized over a weighted average period of 0.46 years.

Stock options

Under the 2012 Plan, 1,762,641 and 266,801 stock options were issued during the three months ended June 30, 2015 and 2014, respectively, at various exercise prices. The stock options generally vest (i) on the one year anniversary of the grant date, (2) quarterly over a three year period, or (3) over a four-year period, with 25% vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining term.

A summary of the Company’s stock option activity for the three months ended June 30, 2015 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2015	7,113,548	$5.21	$4,969,499
Options granted	1,762,641	$4.92
Options canceled	(24,003)	$5.75
Options exercised	(25,503)	$3.01	$61,484
Outstanding at June 30, 2015	8,826,683	$5.16	$5,493,770
Vested and Exercisable at June 30, 2015	3,684,516	$3.99	$4,641,630

The weighted-average remaining contractual term of options exercisable and outstanding at June 30, 2015 was approximately 7.52 years.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
Dividend yield	—	—
Volatility	74.25%	78.02%
Risk-free interest rate	1.65%	1.56%
Expected life of options	6.00 years	6.00 years
Weighted average grant date fair value	$3.22	$4.94

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

The total stock option-based compensation recorded as operating expense was approximately $1,677,000 and $1,405,000 for the three months ended June 30, 2015 and 2014, respectively. Expense included in research and development was $349,000 and $248,000 for the three months ended June 30, 2015 and 2014, respectively. Expense included in general and administrative was $1,328,000 and $1,157,000 for the three months ended June 30, 2015 and 2014, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2015 was approximately $15,232,000 and the weighted average period over which these grants are expected to vest is 2.73 years.

Warrants

During the three months ended June 30, 2015 and 2014, 38,234 and 8,647 warrants, respectively, were exercised through a cashless exercise provision for issuance of 30,186 and 7,600 shares of common stock, respectively. During the three months ended June 30,

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

2014, 103,000 warrants were exercised at prices ranging from $1.00 to $2.21 for total proceeds of $224,000. In addition, during the three months ended June 30, 2015, a warrant that was previously expected to be issued to a service provider and had been expensed in prior periods at its approximate value of $130,000, was cancelled, and the amount was reversed against operating expense during the quarter.

Of the warrants exercised during the three months ended June 30, 2015 and 2014, 38,234 and 8,647, respectively were derivative liabilities and were valued at the settlement date. For the three months ended June 30, 2015 and 2014, approximately $138,000 and $55,000, respectively of the warrant liability was removed due to the exercise of these warrants. (See Note 2).

During November 2013 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 75,000 warrants to purchase common stock, at a price of $7.36, with a life of five years, to be earned over a twelve month service period. The fair value of the warrants was estimated to be approximately $404,000, which was recognized as a prepaid asset and has been amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 96.90% and a risk-free interest rate factor of 0.60%, was used to determine the value. The Company recognized approximately $101,000 during the three months ended June 30, 2014 related to these services. As of December 31, 2014, these warrants were fully expensed.

Additionally, during September 2014, the Company issued 50,000 warrants to a consultant in recognition of services previously provided. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. As of December 31, 2014, the full amount of the warrants related to these services, approximately $273,000, had been recognized.

During November 2014 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 145,000 warrants to purchase common stock, at a price of $6.84, with a life of five years, to be earned over a seventeen month service period ending on March 31, 2016. The final number of vested warrant shares will be determined, at the discretion of management, based on management’s judgment of the satisfaction of specific performance metrics prior to the earliest to occur of March 31, 2016 or the termination of the consulting arrangement with the Company. The initial fair value of the warrants was estimated to be approximately $309,000, which is being revalued and amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 76.78% and a risk-free interest rate factor of 1.37%, was used to determine the value. The Company recognized approximately $34,000 during the three months ended June 30, 2015, related to these services.

The following table summarizes warrant activity for the three months ended June 30, 2015:

	Warrants	Weighted- Average Exercise Price
Balance at March 31, 2015	1,178,109	$2.59
Granted	—	$—
Exercised	(38,234)	$1.00
Cancelled	(37,500)	$7.36
Balance at June 30, 2015	1,102,375	$2.49

The warrants outstanding at June 30, 2015 are exercisable at prices between $0.85 and $7.62 per share, and have a weighted average remaining term of approximately 2.14 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at June 30, 2015:

Common stock warrants outstanding	1,102,375
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	9,392,028
Total	11,116,595

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no present plans to issue shares of preferred stock.

Note 4. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space under a non-cancelable operating lease which was entered into in February 2012 and amended in December 2013 and March 2015, and a non-cancelable operating lease entered into on January 9, 2015, with the future minimum lease payments from the leases included below. The Company records rent expense on a straight-line basis over the life of the leases and records the excess of expense over the amounts paid as deferred rent. In addition, one of the leases provides for certain improvements made for the Company’s benefit to be funded by the landlord. Such costs, totaling approximately $481,000 to date, have been capitalized as fixed assets and included in deferred rent.

Rent expense was approximately $277,000 and $235,000 for the three months ended June 30, 2015 and 2014, respectively.

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

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2015, are as follows (in thousands):

Fiscal year ended March 31, 2016	$861
Fiscal year ended March 31, 2017	1,157
Fiscal year ended March 31, 2018	1,145
Fiscal year ended March 31, 2019	1,041
Fiscal year ended March 31, 2020	1,072
Thereafter	1,571
Total	$6,847

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

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Concentrations

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at various financial institutions located in the United States. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. Balances may exceed federally insured limits. The Company has not experienced losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Note 6. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was originally effective for public companies for annual reporting periods beginning after December 15, 2016, with no early application permitted. In July 2015, the FASB approved a proposed one year deferral of the effective date for all entities, with application permitted as of the original effective date. The updated standard becomes effective for us on April 1, 2018, with early adoption permitted as of April 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Note 7. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,”, or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through June 30, 2015 have been devoted primarily to technology and product development, raising capital and building infrastructure. As of June 30, 2015, Organovo, Inc. has not realized significant revenues from its planned principal operations.

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2015, filed with the SEC on Form 10-K on June 9, 2015 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

For further information, refer to the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 9, 2015.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

Revenues

For the three months ended June 30, 2015, total revenue of $306,000 was $207,000 or approximately 209% higher than total revenue for the three months ended June 30, 2014. Product and service revenue of $209,000 for the first quarter of fiscal 2016 versus $0 in the first quarter of fiscal 2015 represents initial revenue from the initial shipment of exVive3DTM Human Liver Tissue product and from exVive3DTM Human Liver Tissue research services. The Company announced the commercial launch of its exVive3DTM Human Liver Tissue in November 2014. The majority of revenues for the first quarter of fiscal 2016 were derived from research service agreements related to the exVive3D™ Human Liver Tissue, whereas revenues for the first quarter of fiscal 2015 were derived mainly from existing collaborations and from research funded by grants.

Operating Expenses

Overview

Operating expenses increased approximately $2.3 million, or 35%, from approximately $6.5 million for the three months ended June 30, 2014 to $8.8 million for the three months ended June 30, 2015. Of this increase, $0.9 million relates to increased selling, general and administrative expense while the other $1.4 million relates to increased investment in research and development. These increases can be attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support research and development initiatives, incremental investments associated with strategic growth and commercialization project initiatives associated with the commercial launch of our exVive3D™ Human Liver Tissue in November 2014, expenses related to operating as a publicly traded corporation, expansion of its facility, and increased stock compensation expense relative to employees and certain consulting services.

Research and Development Expenses

Research and development expenses increased 50% from approximately $2.8 million for the three months ended June 30, 2014 to $4.2 million for the three months ended June 30, 2015, as the Company increased its research staff to support its obligations under existing collaborative research agreements and to expand its product development efforts in preparation for commercial research services associated with the commercial launch of the Company’s first product in the third quarter of fiscal 2015. Full-time research and development staffing increased from thirty-six full-time employees as of June 30, 2014 to fifty-four full-time employees as of June 30, 2015, resulting in an increase in staffing expense of approximately $0.7 million, an increase in stock-based compensation of $0.1 million, an increase in lab supply costs of $0.3 million and an increase in facility costs of approximately $0.2 million.

General and Administrative Expenses

For the three months ended June 30, 2015, general and administrative expenses were approximately $4.6 million, an increase of $0.9 million, or 24%, over expenses in the same period of the previous year of approximately $3.7 million. This increase was primarily related to an increase in staffing expense of $0.8 million due to an increase in administrative headcount from fourteen full-time employees to thirty-two full-time employees to provide strategic infrastructure in developing collaborative relationships and preparation for commercialization of research-derived product introductions as well as an increase in stock-based compensation of $0.1 million due to additional grants.

Other Income (Expense)

Other expense was less than $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and consisted primarily of losses related to revaluation of warrant derivative liabilities. The majority of the underlying warrants to which the derivative relates have been exercised or converted to equity instruments in previous years, significantly lessening the impact of subsequent changes in our stock price.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to technology and product development, raising capital and building infrastructure. The Company has not realized significant revenue from its planned principal operations.

Since inception, the Company incurred negative cash flows from operations. As of June 30, 2015, the Company had cash and cash equivalents of approximately $86.0 million and an accumulated deficit of $130.8 million. The Company also had negative cash flow from operations of $6.3 million during the three months ended June 30, 2015. At March 31, 2015, the Company had cash and cash equivalents of approximately $50.1 million and an accumulated deficit of $122.3 million.

At June 30, 2015, the Company had total current assets of approximately $87.0 million and current liabilities of approximately $5.2 million, resulting in working capital of $81.8 million. At March 31, 2015, we had total current assets of approximately $51.3 million and current liabilities of approximately $4.8 million, resulting in working capital of $46.5 million.

Net cash used by operating activities for the three months ended June 30, 2015 was approximately $6.3 million as compared to $3.4 million used in operating activities for the three months ended June 30, 2014. This $2.9 million increase in cash usage can be attributed to a $2.3 million increase in operating expenses as well as changes in working capital.

Net cash used in investing activities was approximately $1.1 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively. This increase can be attributed to increased capital spending as the company built out its facility space to expand its research capabilities.

Net cash provided by financing activities increased from $0.3 million provided during the three months ended June 30, 2014 to $43.3 million provided during the three months ended June 30, 2015 due primarily to the public offering of common stock in June 2015 that yielded net proceeds of approximately $43.2 million.

We believe our cash and cash equivalents on hand as of June 30, 2015, together with amounts to be received from our collaborative research agreements and our commercial products and services, will be sufficient to fund our ongoing operations as currently planned for at least the next twelve months. Through June 30, 2015, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and from revenue derived from grants, collaborative research agreements, product sales and research-based services.

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC in July 2013 (the “2013 Shelf”). Through June 30, 2015, the Company issued 2,532,180 shares of common stock in at the market offerings under the distribution agreement with net proceeds of approximately $19.6 million. The net proceeds from these offerings have been used for general corporate purposes, including research and development, the commercialization of our products, general administrative expenses, and working capital and capital expenditures.

In December 2014, the Company entered into an equity offering sales agreement with another investment banking firm. Under the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $33,000,000, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the 2013 Shelf. As of June 30, 2015, the Company has sold 1,000,000 shares of common stock in at the market offerings under the sales agreement, with net proceeds of approximately $6.2 million. The Company has used the net proceeds raised through these “at-the-market” sales for general corporate purposes, including research and development, the commercialization of the Company’s products, general administrative expenses, and working capital and capital expenditures.

The Company will limit future sales under the 2013 distribution agreement and the 2014 sales agreement to ensure that it does not exceed the maximum amount available for sale the 2013 Shelf. Based on its use of the 2013 Shelf registration statement through June 30, 2015, the Company cannot sell more than an aggregate of $26,777,785 in shares of common stock under the 2013 distribution agreement and the 2014 sales agreement.

On June 18, 2015, the Company entered into an Underwriting Agreement with Jefferies LLC and Piper Jaffray & Co., acting as representatives of the underwriters named in the 2015 Underwriting Agreement and as joint book-running managers, relating to the issuance and sale of 9,425,000 shares of the Company’s common stock, par value $0.001 per share (the “2015 Offering”). The price to the public in the 2015 Offering was $4.25 per share, and the Underwriters agreed to purchase the shares from the Company pursuant to the 2015 Underwriting Agreement at a price of $3.995 per share. Under the terms of the 2015 Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,413,750 shares. The Company issued 10,838,750 shares of common stock pursuant to the 2015 Underwriting Agreement, including shares issuable on exercise of the over-allotment option, with net proceeds of $43.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Company’s future capital needs will depend on the revenues it generates through its commercialization efforts and the resources it elects to spend to pursue its product development efforts and implement its business plan. As a result, the Company cannot predict with certainty when it may be required to secure additional capital to fund its future operations.

The Company intends to cover its future operating expenses through cash on hand, revenue derived from grants, product sales, collaborative research agreements and research services agreements and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

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

As of June 30, 2015, the Company had 92,426,404 total issued and outstanding shares of common stock, and five year warrants for the opportunity to purchase an additional 831,005 shares of common stock at exercise prices between $0.85 and $1.00 per share and 271,370 warrants with terms between two and five years and exercise prices between $2.28 and $7.62 per share. If all warrants were exercised on a cash basis, the Company would realize approximately $2.7 million additional gross proceeds.

The 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding common stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 11,553,986 shares, or approximately 13% of our outstanding common stock, to executive officers, directors, advisory board members, employees and consultants. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2008 and 2012 incentive plans total 103,542,999 shares of common stock as of June 30, 2015.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth Organovo’s significant contractual obligations and related scheduled payments as of June 30, 2015 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Capital lease obligations (A)	2	2	—	—	—
Operating lease obligations (B)	6,847	1,151	2,268	2,128	1,300
Total	6,849	1,153	2,268	2,128	1,300

(A)	Capital lease obligations include the remaining payments due under a laboratory equipment lease.
(B)	Operating lease obligations include the remaining payments due under the Company’s facility leases.

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

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission on June 9, 2015. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

ORGANOVO HOLDINGS, INC.

Date: August 10, 2015	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Barry D. Michaels
	Name:	Barry D. Michaels
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)