Form 10-Q
period 2015-12-31
ORGANOVO HOLDINGS, INC.
filed 2016-02-08
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 1, 2016, a total of 92,413,951 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$70,026	$50,142
Accounts receivable	165	—
Inventory	71	66
Prepaid expenses and other current assets	483	1,054
Total current assets	70,745	51,262
Fixed assets, net	3,560	2,042
Restricted cash	79	79
Other assets, net	152	106
Total assets	$74,536	$53,489
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$466	$1,387
Accrued expenses	2,494	2,257
Deferred rent	1,079	759
Deferred revenue	1,444	227
Capital lease obligation	—	5
Warrant liabilities	14	126
Total current liabilities	5,497	4,761
Deferred revenue, net of current portion	—	32
Total liabilities	$5,497	$4,793
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 92,413,951 and 81,536,724 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	92	82
Additional paid-in capital	221,445	170,909
Accumulated deficit	(152,498)	(122,295)
Total stockholders’ equity	69,039	48,696
Total Liabilities and Stockholders’ Equity	$74,536	$53,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenues
Product and service	$293	$139	$689	$139
Collaborations	25	7	58	121
Grants	10	9	188	44
Total Revenues	328	155	935	304
Selling, general, and administrative expenses	6,212	3,878	17,680	13,350
Research and development expenses	4,586	3,238	13,467	9,281
Loss from Operations	(10,470)	(6,961)	(30,212)	(22,327)
Other Income (Expense)
Change in fair value of warrant liabilities	2	(40)	(27)	24
Loss on disposals of fixed assets	—	—	—	(3)
Interest income	13	8	39	22
Total Other Income (Expense)	15	(32)	12	43
Income Tax Expense	—	—	(3)	—
Net Loss	$(10,455)	$(6,993)	$(30,203)	$(22,284)
Net loss per common share—basic and diluted	$(0.11)	$(0.09)	$(0.34)	$(0.28)
Weighted average shares used in computing net loss per common share—basic and diluted	92,396,358	80,491,120	90,026,158	79,225,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities
Net loss	$(30,203)	$(22,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	3
Depreciation and amortization	560	334
Change in fair value of warrant liabilities	27	(24)
Stock-based compensation	7,049	5,215
Amortization of warrants issued for services	(99)	556
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(165)	—
Inventory	(5)	(6)
Prepaid expenses and other assets	553	318
Accounts payable	(921)	169
Accrued expenses	237	1,206
Deferred rent	(54)	254
Deferred revenue	1,185	268
Net cash used in operating activities	(21,836)	(13,991)
Cash Flows From Investing Activities
Purchases of fixed assets	(1,711)	(867)
Proceeds from disposals of fixed assets	14	—
Purchases of intangible assets	(35)	—
Net cash used in investing activities	(1,732)	(867)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	43,137	16,512
Proceeds from exercise of stock options	320	213
Principal payments on capital lease obligations	(5)	(7)
Net cash provided by financing activities	43,452	16,718
Net Increase in Cash and Cash Equivalents	19,884	1,860
Cash and Cash Equivalents at Beginning of Period	50,142	48,167
Cash and Cash Equivalents at End of Period	$70,026	$50,027
Supplemental Disclosure of Cash Flow Information:
Interest	$—	$—
Income Taxes	$3	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

During the nine months ended December 31, 2015 and 2014, the warrant liability was reduced by approximately $139 and $55, respectively, as a result of warrant exercises.

During the nine months ended December 31, 2015 and 2014, approximately $374 and $47, respectively, of leasehold improvements were funded by the Company’s landlord as a lease incentive. The Company capitalized these costs as property, plant and equipment, with a corresponding increase in deferred rent that will be amortized over the remaining lease term.

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

Since its inception, the Company has devoted its efforts primarily to developing and commercializing a platform technology and functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company has also focused efforts on raising capital and building infrastructure. In November 2014, the Company announced the commercial release of its first product, the exVive3D™ Human Liver Tissue for use in toxicology and other preclinical drug testing. As of December 31, 2015, the Company had not yet realized significant revenues from its planned principal operations. The Company’s activities are subject to significant risks and uncertainties including failing to successfully develop products and services based on its technology and to achieve the market acceptance necessary to generate sufficient revenues and to achieve and sustain profitability.

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

Liquidity

As of December 31, 2015, the Company had an accumulated deficit of approximately $152.5 million. The Company also had negative cash flows from operations of approximately $21.8 million during the nine months ended December 31, 2015.

Through December 31, 2015, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the public offering of common stock, and through revenue derived from grants, product sales, collaborative research agreements and research service agreements. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months.

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

Fair value measurement

The Company has issued warrants, of which some are classified as derivative liabilities as a result of the terms in the warrants that provide for down-round protection in the event of a dilutive issuance. The Company uses Level 3 inputs (unobservable inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities) for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions (see Note 2). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities. Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk-free interest rate. Future changes in these factors may have an impact on the computed fair value of the warrant liability.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at December 31 and March 31, 2015 (in thousands):
	Balance at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$14	—	—	$14

	Balance at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$126	—	—	$126

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended December 31, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability (in thousands)
Balance at March 31, 2015	$126
Issuances	—
Adjustments to estimated fair value	27
Warrant liability removal due to settlements	(139)
Warrant liability reclassified to equity	—
Balance at December 31, 2015	$14

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2015 and March 31, 2015, the Company had approximately $1,444,000 and $259,000, respectively, in deferred revenue related to its grants, collaborative research programs and research service agreements.

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

Grant revenues

During August 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $10,000 and $40,000 for the three and nine months ended December 31, 2015, respectively. Revenue recognized under this grant was approximately $9,000 and $44,000 for the three and nine months ended December 31, 2014, respectively.

During September 2014, the NIH awarded the Company a research grant totaling approximately $222,000. The grant provides for fixed payments based on the achievement of certain milestones. As such, revenue is recognized upon completion of substantive milestones. Revenue recognized under this grant was approximately $0 and $148,000 for the three and nine months ended December 31, 2015, respectively. The full amount of this grant has been recognized as revenue as of December 31, 2015. Grant activities did not commence until the third quarter of fiscal 2015 and the first milestone had not yet been met as of December 31, 2014. Therefore no revenue was recognized under this grant as of December 31, 2014.

Comprehensive income (loss)

For the three and nine months ended December 31, 2015 and 2014, respectively, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and nine months ended December 31, 2015 or 2014, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Common stock equivalents excluded from computing diluted net loss per share were approximately 10.5 million for the three and nine months ended December 31, 2015, and 8.2 million for the three and nine months ended December 31, 2014.

Note 2. Derivative Liability

During 2011 and 2012, the Company issued five-year warrants to purchase its common stock. For certain of these warrants, the exercise price is protected against down-round financing throughout the term of the warrant. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

The Company revalues the warrants classified as derivative liabilities as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $14,000 and $126,000 as of December 31, 2015 and March 31, 2015, respectively. The changes in fair value of the derivative liabilities were a decrease of approximately $2,000 and an increase of approximately $40,000 for the three months ended December 31, 2015 and 2014, respectively, and an increase of approximately $27,000 and a decrease of approximately $24,000 for the nine months ended December 31, 2015 and 2014, respectively, and are included in other income (expense) in the statements of operations.

During the three months ended December 31, 2015 and 2014, no warrants that were classified as derivative liabilities were exercised. During the nine months ended December 31, 2015 and 2014, 38,234 and 8,647 warrants, respectively, that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings.

The derivative liabilities were valued at the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	December 31, 2015	March 31, 2015	December 31, 2014
Closing price per share of common stock	$2.49	$3.54	$7.25
Exercise price per share	$1.00	$1.00	$1.00
Expected volatility	71.90%	76.80%	76.50%
Risk-free interest rate	0.65%	0.56%	0.67%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	1.21	1.96	2.21

Note 3. Stockholders’ Equity

Common stock

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

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. The Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2013 to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares. In addition, the Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2015 to further increase the number of shares of common stock that may be issued under the 2012 Plan by 6,000,000 shares, bringing the aggregate shares issuable under the 2012 Plan to 17,553,986. The 2012 Plan as amended and restated became effective on August 20, 2015 and terminates ten years after such date.

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

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the 2013 Shelf. During the three and nine months ended December 31, 2015, the Company issued no shares of common stock in at the market offerings under the distribution agreement. During the three and nine months ended December 31, 2014, the Company issued 0 and 2,197,768 shares of common stock, respectively, in at the market offerings under the distribution agreement with net proceeds of $0 and $16.1 million, respectively. As of December 31, 2015, the Company has issued 2,532,180 shares of common stock in at the market offerings under the distribution agreement, with net proceeds of $19.6 million.

In December 2014, the Company entered into an equity offering sales agreement with another investment banking firm. Under the terms of the sales agreement, the Company may offer and sell shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the 2013 Shelf. During the three and nine months ended December 31, 2015 and 2014, the Company issued no shares of common stock in at the market offerings under the sales agreement. As of December 31, 2015, the Company sold 1,000,000 shares of common stock in at the market offerings under the sales agreement, with net proceeds of approximately $6.2 million.

The Company will limit future sales under the 2013 distribution agreement and the 2014 sales agreement to ensure that it does not exceed the maximum amount available for sale under its 2013 Shelf. Based on its use of the 2013 Shelf through December 31, 2015, the Company cannot sell more than an aggregate of $26,777,785 in shares of common stock under the 2013 distribution agreement and the 2014 sales agreement.

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

During the three months ended December 31, 2015 and 2014, the Company issued 0 and 100,000 shares of common stock upon the exercise of 0 and 100,000 warrants, respectively. During the nine months ended December 31, 2015 and 2014, the Company issued 30,186 and 210,600 shares of common stock upon the exercise of 38,234 and 211,647 warrants, respectively.

Finally, during the three months ended December 31, 2015 and 2014, the Company issued 88,438 and 9,961 shares of common stock upon the exercise of 88,438 and 10,612 stock options, respectively. During the nine months ended December 31, 2015 and 2014, the Company issued 116,001 and 98,707 shares of common stock upon the exercise of 116,001 and 99,358 stock options, respectively.

Restricted stock awards

During the three months ended December 31, 2015 and 2014, there were 2,259 and 3,703 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 6,250 and 8,750 restricted stock units, respectively. During the nine months ended December 31, 2015 and 2014, there were 105,210 and 109,808 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 200,000 and 205,000 restricted stock units, respectively. Upon the return of the common stock, an equal number of stock options with immediate vesting were granted to the individuals at the vesting date market value strike price. A summary of the Company’s restricted stock award activity from March 31, 2015 through December 31, 2015 is as follows:

Number of Shares
Unvested at March 31, 2015	258,750
Granted	—
Vested	(200,000)
Canceled / forfeited	(2,500)
Unvested at December 31, 2015	56,250

The fair value of each restricted common stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $26,000 and $48,000 for the three months ended December 31, 2015 and 2014, respectively, and approximately $203,000 and $315,000 for the nine months ended December 31, 2015 and 2014, respectively. Stock-based compensation expense included in research and development was $2,000 and $4,000 for the three months ended December 31, 2015 and 2014, respectively, and $5,000 and $12,000 for the nine months ended December 31, 2015 and 2014, respectively. Stock-based compensation expense included in general and administrative expense was $24,000 and $44,000 for the three months ended December 31, 2015 and 2014, respectively and $198,000 and $303,000 for the nine months ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, total unrecognized restricted stock-based compensation expense was approximately $15,000, which will be recognized over a weighted average period of 0.25 years.

Stock options

Under the 2012 Plan, 167,239 and 310,203 stock options were issued during the three months ended December 31, 2015 and 2014, respectively, and 2,621,972 and 867,058 stock options were issued during the nine months ended December 31, 2015 and 2014, respectively, at various exercise prices. The stock options generally vest (i) on the one year anniversary of the grant date, (ii) quarterly over a three year period, or (iii) over a four-year period, with 25% vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining term.

A summary of the Company’s stock option activity for the nine months ended December 31, 2015 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2015	7,113,548	$5.21	$4,969,499
Options granted	2,621,972	$4.08
Options canceled / forfeited	(305,530)	$6.13
Options exercised	(116,001)	$2.76	$112,441
Outstanding at December 31, 2015	9,313,989	$4.88	$2,777,141
Vested and Exercisable at December 31, 2015	4,845,925	$4.39	$2,469,941

The weighted-average remaining contractual term of options exercisable and outstanding at December 31, 2015 was approximately 6.24 years.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Dividend yield	—	—	—	—
Volatility	71.90%	77.0%	74.10%	77.1%
Risk-free interest rate	1.64%	1.67%	1.61%	1.64%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$2.16	$4.49	$2.67	$4.86

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

The total stock option-based compensation recorded as operating expense was approximately $3,072,000 and $1,533,000 for the three months ended December 31, 2015 and 2014, respectively, and $6,846,000 and $4,900,000 for the nine months ended December 31, 2015 and 2014, respectively. Expense included in research and development was $309,000 and $327,000 for the three months ended December 31, 2015 and 2014, respectively, and $935,000 and $856,000 for the nine months ended December 31, 2015 and 2014, respectively. Expense included in general and administrative was $2,763,000 and $1,206,000 for the three months ended December 31, 2015 and 2014, respectively, and $5,911,000 and $4,044,000 for the nine months ended December 31, 2015 and 2014, respectively.

Included in total stock option-based compensation for the three months ended December 31, 2015 is additional expense resulting from acceleration of the vesting schedule to fully vest options held by a terminated executive as pursuant to the 2012 Equity Incentive Plan. Additionally, as part of the severance agreement, a modification was made to extend the exercise period of the fully vested options, resulting in an incremental expense.

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2015 was approximately $14,455,000 and the weighted average period over which these grants are expected to vest is 2.64 years.

Warrants

During the three months ended December 31, 2015 and 2014, there were no cashless warrant exercises. During the nine months ended December 31, 2015 and 2014, 38,234 and 8,647 warrants, respectively, were exercised through a cashless exercise provision for issuance of 30,186 and 7,600 shares of common stock, respectively. During the three and nine months ended December 31, 2014, 100,000 and 203,000 warrants, respectively, were exercised at prices ranging from $1.00 to $2.21 for total proceeds of $221,000 and $445,000, respectively. In addition, during the nine months ended December 31, 2015, a warrant that was previously expected to be issued to a service provider and had been expensed in prior periods at its approximate value of $130,000 was cancelled, and the amount was reversed against operating expense during the period.

Of the warrants exercised during the nine months ended December 31, 2015 and 2014, 38,234 and 8,647, respectively, were derivative liabilities and were valued at the settlement date. For the nine months ended December 31, 2015 and 2014, respectively, approximately $139,000 and $55,000, respectively, of the warrant liability was extinguished due to the exercise of these warrants. (See Note 2).

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

During November 2014 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 145,000 warrants to purchase common stock, at a price of $6.84, with a life of five years, to be earned over a seventeen month service period ending on March 31, 2016. The final number of vested warrant shares will be determined, at the discretion of management, based on management’s judgment of the satisfaction of specific performance metrics prior to the earlier to occur of March 31, 2016 or the termination of the consulting arrangement with the Company. The initial fair value of the warrants was estimated to be approximately $309,000, which is being revalued and amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 76.78% and a risk-free interest rate factor of 1.37%, was used to determine the value. The Company recognized expense of approximately $6,000 and $31,000 during the three and nine months ended December 31, 2015 and approximately $35,000 during the three and nine months ended December 31, 2014, respectively, related to these services.

The following table summarizes warrant activity for the nine months ended December 31, 2015:

	Warrants	Weighted- Average Exercise Price
Balance at March 31, 2015	1,178,109	$2.59
Granted	—	$—
Exercised	(38,234)	$1.00
Cancelled	(37,500)	$7.36
Balance at December 31, 2015	1,102,375	$2.49

The warrants outstanding at December 31, 2015 are exercisable at prices between $0.85 and $7.62 per share, and have a weighted average remaining term of approximately 1.63 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at December 31, 2015:

Common stock warrants outstanding	1,102,375
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	15,404,481
Total	17,129,048

Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no present plans to issue shares of preferred stock.

Note 4. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space under a non-cancelable operating lease which was entered into in February 2012 and amended in December 2013 and March 2015, a non-cancelable operating lease entered into on January 9, 2015, and a non-cancelable operating lease entered into on December 28, 2015, with the future minimum lease payments from the leases included below. The Company records rent expense on a straight-line basis over the life of the leases and records the excess of expense over the amounts paid as deferred rent. In addition, one of the leases provides for certain improvements made for the Company’s benefit to be funded by the landlord. Such costs, totaling approximately $518,000 to date, have been capitalized as fixed assets and included in deferred rent.

Rent expense was approximately $254,000 and $235,000 for the three months ended December 31, 2015 and 2014, respectively, and $803,000 and $705,000 for the nine months ended December 31, 2015 and 2014, respectively.

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

On December 28, 2015, the Company entered into an agreement to lease a third facility consisting of 12,088 rentable square feet of office space located at 6166 Nancy Ridge Drive, San Diego, CA 92121. The term of the lease is 12 months, beginning on February 1, 2016 and ending on January 31, 2017, with monthly rental payments of $15,000 commencing on February 1, 2016.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015, are as follows (in thousands):

Fiscal year ended March 31, 2016	$319
Fiscal year ended March 31, 2017	1,307
Fiscal year ended March 31, 2018	1,145
Fiscal year ended March 31, 2019	1,041
Fiscal year ended March 31, 2020	1,072
Thereafter	1,572
Total	$6,456

Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims and pending and potential legal actions arising out of the conduct of its business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability.

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. During the period presented, the Company has not recorded any accrual for loss contingencies associated with such claims or legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. Moreover, as of the end of the period presented, the Company does not believe that the outcome of any pending legal actions will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Note 7. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through December 31, 2015 have been devoted primarily to technology and product development, raising capital and building infrastructure. As of December 31, 2015, Organovo, Inc. has not realized significant revenues from its planned principal operations.

In December 2014, we established a wholly-owned subsidiary, Samsara Sciences, Inc. (“Samsara”) for the purpose of providing high-quality primary human liver cells for a wide variety of in vivo and in vitro research applications. Samsara is expected to serve as a key source of primary human liver cells for the Company’s needs in the preclinical safety and therapeutic tissue markets, allowing the Company to optimize its supply chain and operating expenses related to cell sourcing and procurement. We also established Samsara as a cell provider in part to support our needs for a high-quality cell supply for use in the research and development of bioprinted liver tissue as a potential therapeutic product. Samsara will also provide human liver cells beyond Organovo’s requirements to life science customers through typical commercial channels. Samsara launched commercial operations in January 2016.

In addition, in September 2015, we established a wholly-owned subsidiary, Organovo UK, Ltd., to establish a sales presence in Europe. As of December 31, 2015, there has been no significant activity related to this subsidiary.

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

Overview

We are an early commercial stage company focused on developing and commercializing functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. We intend to introduce a paradigm shift in the generation of three-dimensional (“3D”) human tissues, by utilizing our proprietary platform technology to create human tissue constructs in 3D that mimic native human tissue composition, architecture, and function. We intend to leverage our unique 3D human tissue models to improve the current industry standard cell-based and animal model testing approaches to drug discovery and development by creating 3D tissues constructed solely of human cells. We believe our foundational approach to the 3D printing of living tissues, as disclosed in peer-reviewed scientific publications, and the continuous evolution of our core bioengineering technology platform combine to provide us with the opportunity to fill many critical gaps in commercially available preclinical human tissue modeling and tissue transplantation. In November 2014, we announced the commercial release of our first product, the exVive3DTM Human Liver Tissue for use in toxicology and other preclinical drug testing. Initial revenues derived from the product have been and will continue to be predominantly through our research service model, which involves testing compounds provided to us for analysis by our customers. Prior to initiating the service, our technical staff assists customers in determining the extent of testing to be conducted utilizing our exVive3D Human Liver Tissue. Testing may include the analysis of one or multiple compounds under various dosing and duration protocols to determine toxicity and metabolic effects of the test compounds on the tissue model. Projects may involve multiple deliverables which are clearly defined and based on pricing as stated in the related customer agreements. Consistent with our revenue recognition policies, revenue related to each deliverable will be recognized when delivered and the period of customer acceptance has been met. Revenue from projects without multiple deliverables will be recognized when the data package has been delivered to the customer and the term of customer acceptance has been met. In general, project duration is in the four to six month range.

In addition to our exVive3D Human Liver Tissue, we have entered into collaborative research agreements with pharmaceutical corporations and academic medical centers. We have also secured federal grants, including Small Business Innovation Research grants, to support the development of our technology.

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

Results of Operations

Comparison of the three months ended December 31, 2015 and 2014

Revenues

For the three months ended December 31, 2015, total revenue of $328,000 was $173,000 or approximately 112% higher than total revenue for the three months ended December 31, 2014. Product and service revenue of $293,000 for the third quarter of fiscal 2016 versus $139,000 in the third quarter of fiscal 2015 relates to exVive3D Human Liver Tissue product and research services, which were launched commercially in November 2014. The majority of revenues for the third quarter of fiscal 2016 and 2015 were derived from research service agreements related to the exVive3D Human Liver Tissue.

Operating Expenses

Overview

Operating expenses increased approximately $3.7 million, or 52%, from approximately $7.1 million for the three months ended December 31, 2014 to $10.8 million for the three months ended December 31, 2015. Of this increase, approximately $1.4 million related to increased investment in research and development, while the other $2.3 million related to increased selling, general and administrative expense. These increases can be attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support research and development initiatives, incremental investments associated with strategic growth and commercialization project initiatives associated with the commercial launch of its exVive3D Human Liver Tissue in November 2014, expenses related to operating as a publicly traded corporation, and the expansion of its facility.

Research and Development Expenses

More specifically, research and development expenses increased 42% from approximately $3.2 million for the three months ended December 31, 2014 to $4.6 million for the three months ended December 31, 2015, as the Company increased its research staff to support its obligations under existing collaborative research agreements and to expand its product development team and activities to support sales of its commercial research services. Full-time research and development staffing increased from an average of forty-seven full-time employees for the three months ended December 31, 2014 to an average of sixty-eight full-time employees for the three months ended December 31, 2015, resulting in an increase in staffing expense of approximately $0.7 million, an increase in facility costs of approximately $0.4 million, an increase in lab supply costs of $0.2 million, and an increase in consulting services of $0.1 million.

Selling, General and Administrative Expenses

For the three months ended December 31, 2015, selling, general and administrative expenses were approximately $6.2 million, an increase of $2.3 million, or 60%, over expenses in the prior year period of approximately $3.9 million. This increase was primarily related to an increase in staffing expense of $0.6 million due to an increase in average administrative headcount from sixteen full-time employees to twenty-eight full-time employees to provide strategic infrastructure in developing collaborative relationships and the commercialization of research-derived product introductions, an increase in non-cash stock-based compensation of $1.5 million, $1.3 million of which is related to the acceleration of vesting and modification to extend the exercise period of options for an employee who terminated employment due to Disability (as defined in the Company’s Amended and Restated 2-12 Equity Plan), an increase in facility costs of $0.2 million, and an increase in strategic consulting costs of $0.1 million, partially offset by a decrease in legal fees due to the settlement of a lawsuit in the second quarter of fiscal 2016.

Other Income (Expense)

Other income was less than $0.1 million for the three months ended December 31, 2015 and consisted primarily of interest income, which increased from the same period of fiscal 2015 due to higher average yields and investment balances. Other expense was less than $0.1 million for the three months ended December 31, 2014 and consisted primarily of losses related to revaluation of warrant derivative liabilities.

Comparison of the Nine Months Ended December 31, 2015 and 2014

Revenues

For the nine months ended December 31, 2015, total revenue of $0.9 million was $0.6 million, or approximately 208% higher than total revenue for the nine months ended December 31, 2014. $0.5 million of this increase is comprised of product and service revenue related to the exVive3D Human Liver Tissue, which was launched commercially in the third quarter of fiscal 2015. Grant revenue also increased by more than $0.1 million due primarily to the completion of activities under the Company’s NIH grant, under which activities commenced during the third quarter of fiscal 2015 and completed in the second quarter of fiscal 2016.

Operating Expenses

Overview

Operating expenses increased approximately $8.5 million, or 38%, from approximately $22.6 million for the nine months ended December 31, 2014 to $31.1 million for the nine months ended December 31, 2015. Of this increase, approximately $4.3 million is related to increased selling, general and administrative expense while the other $4.2 million relates to increased investment in research and development. These increases are attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support research and development initiatives, incremental investments associated with strategic growth and commercialization project initiatives associated with the commercial launch of our exVive3D Human Liver Tissue in November 2014, expenses related to operating as a publicly traded corporation, and expansion of its facility.

Research and Development Expenses

Research and development expenses increased by approximately $4.2 million, or 45%, from approximately $9.3 million for the nine months ended December 31, 2014 to approximately $13.5 million for the nine months ended December 31, 2015, as the Company increased its research staff to support its obligations under existing collaborative research agreements and to expand its product development team and activities commensurate with launching commercial research services associated with the commercial launch of the Company’s first product in the third quarter of fiscal 2015. Full-time research and development staffing increased from an average of forty-one full-time employees for the nine months ended December 31, 2014 to an average of sixty-three full-time employees for the nine months ended December 31, 2015. In addition to increases in staffing expense of approximately $2.0 million and stock-based compensation expense of $0.1 million, the Company increased its spending on lab supplies and contract services by $0.8 million and $0.4 million, respectively, in proportion to its increased research activities. Finally, facilities charges allocated to research and development increased by approximately $0.9 million due to the expansion of the Company’s facilities and increased occupancy rates.

Selling, General and Administrative Expenses

For the nine months ended December 31, 2015, selling, general and administrative expenses were approximately $17.7 million, an increase of $4.3 million, or 32%, over expenses in the same period of fiscal 2015 of approximately $13.4 million. This increase was primarily driven by an increase in staffing-related expenses of approximately $2.0 million due to an increase in average administrative headcount from fifteen full-time employees to twenty-six full-time employees to provide strategic infrastructure in developing collaborative relationships and the commercialization of research-derived product introductions, and a $1.8 million increase in non-cash stock-based compensation expense, $1.3 million of which is related to the acceleration of vesting and modification to extend the exercise period of options for an employee who terminated employment due to Disability (as defined in the Company’s Amended and Restated 2-12 Equity Plan) in addition to new grants during the period. In addition, consulting costs increased approximately $0.5 million due to additional strategic review and planning performed during the nine months ended December 31, 2015, facilities costs increased $0.4 million due to expansion of the Company’s facilities and increased occupancy rates, patent-related costs increased $0.2 million due to an expanding portfolio of intellectual property, and other corporate expenses increased approximately $0.2 million due to an overall increase in oversight activities. Partially mitigating these increases was a $0.8 million decrease in expense related to vendor warrants due to fewer warrants issued and outstanding during the nine months ended December 31, 2015.

Other Income (Expense)

Other income was less than $0.1 million for the nine months ended December 31, 2015 and 2014, and consisted primarily of interest income and changes in fair value related to the revaluation of warrant derivative liabilities.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to technology and product development, raising capital and building infrastructure. The Company has not realized significant revenue from its planned principal operations.

Since inception, the Company has incurred negative cash flows from operations. As of December 31, 2015, the Company had cash and cash equivalents of approximately $70.0 million and an accumulated deficit of $152.5 million. The Company also had negative cash flow from operations of $21.8 million during the nine months ended December 31, 2015. At March 31, 2015, the Company had cash and cash equivalents of approximately $50.1 million and an accumulated deficit of $122.3 million.

At December 31, 2015, the Company had total current assets of approximately $70.7 million and current liabilities of approximately $5.5 million, resulting in working capital of $65.2 million. At March 31, 2015, we had total current assets of approximately $51.3 million and current liabilities of approximately $4.8 million, resulting in working capital of $46.5 million.

Net cash used by operating activities for the nine months ended December 31, 2015 was approximately $21.8 million as compared to $14.0 million used in operating activities for the nine months ended December 31, 2014. This $7.8 million increase in cash usage can be attributed to an $8.5 million increase in operating expenses as well as changes in working capital.

Net cash used in investing activities was approximately $1.7 million and $0.9 million for the nine months ended December 31, 2015 and 2014, respectively. This increase can be attributed to increased capital spending as the company built out its facility space to expand its research capabilities.

Net cash provided by financing activities increased from $16.7 million provided during the nine months ended December 31, 2014 to $43.5 million provided during the nine months ended December 31, 2015 due primarily to the public offering of common stock in June 2015 that yielded net proceeds of approximately $43.1 million.

We believe our cash and cash equivalents on hand as of December 31, 2015, together with amounts to be received from our collaborative research agreements and our commercial products and services, will be sufficient to fund our ongoing operations as currently planned for at least the next twelve months. Through December 31, 2015, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and from revenue derived from grants, collaborative research agreements, product sales and research-based services.

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the Company’s effective shelf registration statement previously filed with the SEC in July 2013 (the “2013 Shelf”). Through December 31, 2015, the Company issued 2,532,180 shares of common stock in at the market offerings under the distribution agreement with net proceeds of approximately $19.6 million. The net proceeds from these offerings have been used for general corporate purposes, including research and development, the commercialization of our products, general administrative expenses, and working capital and capital expenditures.

In December 2014, the Company entered into an equity offering sales agreement with another investment banking firm. Under the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $33,000,000, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and pursuant to the 2013 Shelf. As of December 31, 2015, the Company has sold 1,000,000 shares of common stock in at the market offerings under the sales agreement, with net proceeds of approximately $6.2 million. The Company has used the net proceeds raised through these “at-the-market” sales for general corporate purposes, including research and development, the commercialization of the Company’s products, general administrative expenses, and working capital and capital expenditures.

The Company will limit future sales under the 2013 distribution agreement and the 2014 sales agreement to ensure that it does not exceed the maximum amount available for sale under the 2013 Shelf. Based on its use of the 2013 Shelf registration statement through December 31, 2015, the Company cannot sell more than an aggregate of $26,777,785 in shares of common stock under the 2013 distribution agreement and the 2014 sales agreement.

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

As of December 31, 2015, the Company had 92,413,951 total issued and outstanding shares of common stock, and five-year warrants for the opportunity to purchase an additional 831,005 shares of common stock at exercise prices between $0.85 and $1.00 per share and 271,370 warrants with terms between two and five years and exercise prices between $2.28 and $7.62 per share. If all warrants were exercised on a cash basis, the Company would realize approximately $2.7 million additional gross proceeds.

The 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding common stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 17,553,986 shares, or approximately 20% of our outstanding common stock, to executive officers, directors, advisory board members, employees and consultants. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares reserved for the 2008 and 2012 incentive plans total 109,542,999 shares of common stock as of December 31, 2015.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant contractual obligations and related scheduled payments as of December 31, 2015 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations (A)	6,456	1,320	2,229	2,160	747
Total	6,456	1,320	2,229	2,160	747

(A)	Operating lease obligations are primarily comprised of remaining payments due under the Company’s facility leases.

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

ORGANOVO HOLDINGS, INC.

Date: February 8, 2016	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: February 8, 2016	By:	/s/ Barry D. Michaels
	Name:	Barry D. Michaels
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)