Form 10-K
period 2016-03-31
ORGANOVO HOLDINGS, INC.
filed 2016-06-09
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price as reported on the NYSE MKT on September 30, 2015, the last trading day of the registrant’s second fiscal quarter, was $227,966,466. For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, as of June 1, 2016 was 92,391,989.

Documents Incorporated by Reference

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2016 annual meeting of the registrant’s stockholders, expected to be filed within 120 days of the end of the registrant’s fiscal year.

Organovo Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended March 31, 2016

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

PART I

Item 1. Business.

Overview

Organovo Holdings, Inc. (“Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company”) is an early commercial stage company focused on developing and commercializing functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. We intend to introduce a paradigm shift in the approach to the generation of three-dimensional (“3D”) human tissues, by utilizing our proprietary platform technology to create human tissue constructs in 3D that mimic native human tissue composition, architecture, and function. We believe we will leverage our highly unique 3D human tissue models to improve the current industry standard cell-based and animal model testing approaches to drug discovery and development by creating 3D tissues constructed solely of human cells. We believe our foundational approach to the 3D printing of living tissues, as disclosed in peer-reviewed scientific publications, and the continuous evolution of our core bioengineering technology platform combine to provide us with the opportunity to fill many critical gaps in commercially available preclinical human tissue modeling and tissue transplantation.

Our foundational proprietary technology, grounded in over a decade of peer-reviewed scientific publications, derives from research led by Dr. Gabor Forgacs, the George H. Vineyard Professor of Biological Physics at the University of Missouri-Columbia. We have a broad portfolio of intellectual property rights covering the principles, enabling instrumentation, applications, and methods of cell-based printing, including exclusive licenses to certain patented and patent pending technologies from the University of Missouri-Columbia and Clemson University. We have continued to develop our technology and grow our intellectual property portfolio. In addition to our in-licensed patents, we own outright more than 90 additional patents and pending patent applications around the world. We believe that our broad and exclusive commercial rights to patented and patent-pending 3D bioprinting technology, 3D tissues and applications provides us with a strong and defensible market position for the successful commercialization of 3D bioprinted human tissues serving a broad array of unmet preclinical and clinical needs.

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

Our Platform Technology

Our platform technology is centered on multiple 3D bioprinting technologies, which we have utilized to develop our proprietary instrument platform, our NovoGen Bioprinters®. Our 3D bioprinting technologies enable a wide array of tissue compositions and architectures to be created, using purely cellular ‘bio-ink’ (building blocks comprised of only living cells), biocompatible hydrogels, or combinations of the two. A key distinguishing feature of our bioprinting platform is the ability to generate complex 3D tissues that have all or some of their components comprised entirely of cells. Prior to the invention of our NovoGen bioprinting platform, the most common fabrication method for 3D tissues was the use of biomaterial scaffolding into which cells were incorporated. While useful for some applications, scaffold-based engineered tissues lack features of native tissue that are critical to function such as dense cellularity wherein cells have intimate contact with neighboring cells, and an intricate architecture created by the spatial arrangement of specific cellular compartments relative to each other. Organovo’s 3D bioprinting platform can deliver tissues that are truly three-dimensional with a cellularity and architecture that closely resembles native tissue. Moreover, most tissues can be generated using human cells as inputs, yielding functional models of human tissue that can be used in vitro for drug discovery and development. In the future, complex bioprinted human tissues may also address unmet clinical needs by serving as tissue grafts for the augmentation or replacement of functional mass in tissues and organs that have sustained significant damage by trauma or disease.

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

Our Market Opportunity

We believe that our proprietary 3D bioprinting platform enables us to deliver highly unique functional human tissues to the drug discovery and development market and to multiple clinical markets:

1)

Standardized, Normal 3D Human Tissues for Predictive Toxicology and Preclinical Testing: We believe that our NovoGen MMX Bioprinter delivers highly differentiated 3D tissues for use in assays aimed at predicting human clinical outcomes. Our products in this area may replace or complement traditional two-dimensional (“2D”) cell culture based cell assays, or cellular co-culture systems. Because our 3D tissues are made of human cells and reproduce many aspects of in vivo tissue architecture and function, we believe they may provide advantages over non-human animal models with respect to prediction of in vivo human outcomes. Bioprinted 3D human tissue products may be provided to the market as kits that are sold by us or distributed by a partner. Additionally, our tissue products may be marketed as a compound screening service, for customers who prefer to provide their compounds to a testing laboratory that will conduct short- or long-term tests involving the exposure of our bioprinted 3D human tissues to their compound(s) and providing them with results and samples. The compound screening service may be conducted by us or may be offered by one or more partners, such as contract research organizations (“CROs”).

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

2)

Specialized 3D Tissue Models for Drug Discovery and Development: Our NovoGen bioprinting platform, comprised of multicellular inputs (“bio-ink”) and a family of bioprinters with unique capabilities, can produce highly specialized human tissues that model physiology or disease. We have used our bioprinting platform to create a wide array of human tissues, including blood vessels, liver tissues, skin tissues, kidney tissues, lung tissues, and tumor tissues. 3D bioprinted tissues possess unique features, including cell type-specific compartments, prevalent intercellular tight junctions, and microvascular structures. These features facilitate the development of complex, multicellular disease models for use in the development of targeted therapeutics for cardiovascular disease, lung disease, liver disease, kidney disease, and oncology. Market opportunities within this aspect of our business may include externally-partnered or internally-directed drug discovery and the clinical development and commercialization of new molecular entities using highly customized 3D tissue models.

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

The NovoGen Bioprinter® Platform

Our NovoGen Bioprinters are automated devices that enable the fabrication of 3D living tissues comprised of mammalian cells. A custom graphic user interface (“GUI”) facilitates the 3D design and execution of scripts that direct precision movement of multiple dispensing heads to deposit defined cellular building blocks called bio-ink. Bio-ink can be formulated as a 100% cellular composition or as a mixture of cells and other matter (hydrogels, particles, etc.). Our NovoGen Bioprinters can also dispense pure hydrogel formulations provided the physical properties of the hydrogel are compatible with the dispensing parameters. Most typically, hydrogels are deployed to create void spaces within specific locations in a 3D tissue or to aid in the deposition of specific cell types. We employ a wide variety of proprietary cell- and hydrogel-based bio-inks in the fabrication of tissues. Our NovoGen Bioprinters also serve as important components of our tissue prototyping and manufacturing platform, as they are able to rapidly and precisely fabricate intricate small-scale tissue models for in vitro use as well as larger-scale tissues suitable for in vivo use.

Our first-generation NovoGen MMX Bioprinter™ went from in-licensing and initial design to commercial production in less than two years. Our efforts in systems engineering are focused on ensuring the continuous improvement and evolution of our NovoGen Bioprinters to meet the needs of internally driven and externally partnered tissue programs. To date, several generations of NovoGen Bioprinters have been designed, developed, and released for tissue production.

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

Our NovoGen MMX BioprinterTM is a powerful enabling tool for the design, optimization, and fabrication of viable functional human tissues, based on our internal product discovery and development efforts as well as the experience of our corporate partners and customers. Continuous use of NovoGen Bioprinters in the pursuit of multiple in vitro and in vivo applications provides key insights that drive design features and specifications for next-generation instrumentation. We believe that we are uniquely positioned to deliver commercially viable 3D tissue products for drug development and clinical uses.

We currently collaborate with the following institutions, providing access to our NovoGen Bioprinters for research purposes:  Yale School of Medicine, University of California, San Francisco (“UCSF”), Knight Cancer Institute at Oregon Health & Science University (“OHSU”), the National Center for Advancing Translational Sciences (“NCATS”) and the National Eye Institute (“NEI”). We believe that the use of our bioprinting platform by major research institutes will help to advance the basic capabilities of the platform and generate new and exciting applications for bioprinted tissues, ultimately creating future opportunities for our commercial products and intellectual property licensing.

Research Collaborations

We currently have research collaborations with pharmaceutical, biotechnology and cosmetic companies, academic and research institutions and government agencies. These collaborations are focused on a variety of research projects, including: developing tissue-based drug discovery assays and tissues, developing more clinically predictive in vitro three-dimensional cancer models, exploring the use of our 3D liver tissues in toxicology, and exploring the use of 3D skin for testing skin care products. Our collaborations with pharmaceutical and biotechnology companies generally involve the partner providing research funding to cover, in part or in full, the scope of work. This funding is typically reflected as revenues in our financial statements. Upon entering into a collaboration, we disclose the financial details only to the extent that they are material to our business. Our academic and research institute collaborations typically involve both us and the academic partner contributing resources directly to projects, but also may involve sponsored research agreements where we fund specific research programs. We may also contribute a bioprinter and technical support or a bioprinter plus research headcount, depending on the project scope.

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

Samsara Sciences

In January 2016, we announced that our wholly-owned subsidiary, Samsara Sciences, Inc. (“Samsara”), commenced commercial operations. We formed Samsara to serve as a key source of certain of the primary human cells we utilize in our products and services and in the development of therapeutic products. We believe Samsara can help us optimize our supply chain and operating expenses related to cell sourcing and procurement and ensure that the cellular raw materials we use are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. Samsara has begun providing us with qualified liver cells for use in our 3D Human Liver Tissue manufacturing, and certain other human cells for use in our preclinical research and development programs. In addition to serving as one of our key suppliers, Samsara offers human cells for use by life science customers, both directly or through distribution partners.

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

We believe that we are the first and only company to leverage a bioprinting system in the commercial production of 3D tissue products. Importantly, our fabrication platform remains highly unique in its ability to fabricate 3D tissues from human cells without reliance on biomaterial scaffolding. Consequently, the tissues that we produce have unique features that to date have not been attainable in 3D tissues generated by alternative strategies. Specifically, we believe the dense cellularity, compartmentalized 3D geometry, and microarchitectural features of our bioprinted tissues offer unparalleled in vitro modeling of native tissues. Current competition in this area, and predominant market share, arises mainly from two sources, traditional cell-based in vitro culture approaches and traditional in vivo animal models and testing. Additional competition exists from non-bioprinted cell-based assays offered by such companies as InSphero AG, Ascendance Biotechnology, Inc., RegeneMed Inc., and Hurel Corporation, some of which have a three-dimensional aspect. Although assays from these companies have limited market share today, they may improve market share and competitive position in the future. Future competition may also exist from companies developing cellular models “on a chip”, such as Emulate, or developing tissues with alternative biofabrication methods, such as Cyfuse.

2)

Specialized Models for Drug Discovery and Development: This aspect of our business is driven by leveraging our technology as a high-end partnered service that designs and delivers highly complex, custom tissue models of normal or diseased tissue for use in drug discovery and development. Each model is designed to enable a customer to discover or optimally formulate a pharmacologic product that delivers a specific therapeutic effect, or avoids a particular side effect. In addition to revenue generated from the tissue production work, additional revenues are possible in the form of up-front license fees, milestone payments, know-how payments, and royalties. We can provide the customer access to tissues as a service or can produce and supply the tissues to customers; both options are designed to generate continuing revenue. Competition in this area arises mainly from two sources, traditional cell-based in vitro culture approaches and traditional in vivo animal models and testing. Future competition from companies like Cyfuse Biomedical (including service companies using their instrument platform), and Aspect Biosystems is also possible.

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

Research and Development

We continuously engage in research and development to enhance our platform technology, to develop new products and service offerings and to pursue our therapeutic initiatives. Our research and development efforts include internal initiatives as well as collaborative development opportunities with third parties. Our research and development expenses were $18.0 million, $12.9 million and $8.0 million for the fiscal years ended March 31, 2016, March 31, 2015, and March 31, 2014, respectively. We focus our research and development activities in areas where we have technological expertise and where we believe a significant market opportunity exists for our technology and the products and services we develop. We intend to continue our focus on research and development as a key strategy for the growth of our business.

Intellectual Property

Our success depends in large part on our ability to establish and protect our proprietary technologies and our products and services. We rely on a combination of patents, trademarks, trade secrets and a variety of contractual mechanisms such as confidentiality, material transfer, licenses, and invention assignment agreements, to protect our intellectual property. Our intellectual property portfolio for our core technology was initially built through licenses from the University of Missouri-Columbia (“MU”) and the Medical University of South Carolina. We have subsequently expanded our intellectual property portfolio by filing patent applications and negotiating additional licenses and purchases.

We own or hold exclusive licenses to 12 issued U.S. patents and 22 pending U.S. patent applications. Outside of the U.S., we own or hold exclusive licenses to 15 issued patents and over 90 pending applications, related to our bioprinting technology and its various uses in areas of tissue creation, in vitro testing, and utilization in drug discovery, including filings covering specific tissue constructs.

In-Licensed IP

In 2009 and 2010, we obtained world-wide exclusive licenses to intellectual property owned by MU and the Medical University of South Carolina, which now includes 6 issued U.S. patents, 4 pending U.S. applications, 8 issued international patents and 15 pending international applications. Dr. Gabor Forgacs, one of our founders and the George H. Vineyard Professor of Biophysics at MU, was one of the co-inventors of all of these works (collectively, the “Forgacs Intellectual Property”). The Forgacs Intellectual Property provides us with intellectual property rights relating to cellular aggregates, the use of cellular aggregates to create engineered tissues, and the use of cellular aggregates to create engineered tissue with no scaffold present. The intellectual property rights derived from the Forgacs Intellectual Property also enables us to utilize our NovoGen MMX Bioprinter to create engineered tissues.

In 2011, we obtained an exclusive license to a U.S. patent (U.S. Pat. No. 7,051,654) owned by the Clemson University Research Foundation that provides us with intellectual property rights relating to methods of using ink-jet printer technology to dispense cells, and relating to the creation of matrices of bioprinted cells on gel materials.

The patent rights we obtained through these exclusive licenses are not only foundational within the field of 3D Bioprinting, but provide us with favorable priority dates. We are required to make ongoing royalty payments under these exclusive licenses based on net sales of products and services that rely on the intellectual property we in-licensed. For additional information regarding our royalty obligations see Note 7 to Consolidated Financial Statements “Licensing Agreements and Research Contracts” in our audited financial statements that are included in this Annual Report.

Company Owned IP

In addition to the IP we have in-licensed, we have continued to innovate and grow our IP portfolio.

With respect to our bioprinting platform, we have 3 issued U.S. patents directed to our NovoGen MMX Bioprinter and methods of bioprinting:  U.S. Patent No. 8,931,880; No. 9,149,952; and No. 9,227,339. We have additional U.S. continuation applications pending in this family as well foreign counterpart applications in multiple countries. We recently received a notice of allowance in the U.S. for a patent in a second family covering additional features of our bioprinter. Additional continuation applications are pending in the U.S. in this second family, as well as foreign counterpart applications in multiple countries. We intend to continue pursuing patent protection as we continue to innovate in relation to the design, features, and functionality of our bioprinter platform and bioprinting methods.

Organovo is also pursuing U.S. and foreign patents covering our 3D bioprinted tissues and methods of fabricating such tissues. Our exVive3D Human Liver Tissue is protected by U.S. Patent No. 9,222,932. We have additional U.S. patent applications pending in this family, as well as foreign counterpart applications in multiple countries. We currently have pending numerous patent applications in the U.S. and globally that are directed to additional types of tissues, their methods of fabrication, and specific applications. We intend to continue filing additional patent applications as we continue to innovate in this area.

We believe that protection of the proprietary nature of our products and technologies is essential to our business. Accordingly, we have adopted and will continue a vigorous program to secure and maintain protection of our intellectual property. Under this program, we intend to continue to file patent applications with respect to novel technology, and improvements thereof, that are important to our business. We also will continue to rely upon trade secret protection of our methods and technology. As with other areas of biotechnology, this provides a critical adjunct to the protection offered by patents. As always, we continue to pursue our internal technological innovation and external licensing opportunities to develop and maintain our competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary technology or that we can meaningfully protect our proprietary position.

Regulatory Considerations

We are not aware of any current FDA regulatory requirements for sales or use of 3D tissue models for use in research applications. All human cells utilized in our research activities and, ultimately in our bioprinted tissue products, are collected in compliance with the FDA’s guidance for current Good Tissue Practices (cGTP). However, our collaboration partners face regulatory review of the research data generated using our technology platform and research tools. Good Laboratory Practice (GLP) data is required in the development of any human therapeutic, and our technology platform has been designed to support compliance with GLP, although no independent certification has been performed to date to confirm this compliance. In addition, as our constructs move into clinical and commercial settings, full compliance with the FDA’s cGTP (current Good Tissue Practices) and cGMP (current Good Manufacturing Practices) guidelines will be required. Suitable design and documentation for clinical use of the bioprinter will be a part of future phases of our NovoGen Bioprinter® design programs.

Therapeutic tissues and other regenerative medicine products are subject to an extensive, lengthy and uncertain regulatory approval process by the U.S. Food and Drug Administration (FDA) and comparable agencies in other countries. The regulation of new products is extensive, and the required process of laboratory testing and human studies is lengthy and expensive. The resource investment necessary to meet the requirements of these regulations will fall on our collaborating partners, or may be shared with us, to the extent that we are developing proprietary products that are the result of a collaboration effort. The resource investment of time, staff and expense to satisfy these regulations will fall on us for the proprietary products we are developing on our own. We may not be able to obtain FDA approvals for those products in a timely manner, or at all. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Even if we obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, distributing, marketing, promotion and advertising after product approval. Moreover, several of our product development areas may involve relatively new technology and have not been the subject of extensive product testing in humans. The regulatory requirements governing these products and related clinical procedures remain uncertain and the products themselves may be subject to substantial review by the FDA and/or foreign governmental regulatory authorities that could prevent or delay approval of these products and procedures. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and, ultimately, commercialize our products and thereby could adversely affect our financial condition and results of operations.

Raw Materials

We use live human cells to produce our 3D tissues. We formed our wholly-owned subsidiary, Samsara Sciences, Inc. (“Samsara”), to serve as a key source of the primary human cells we utilize in our products and services and in the development of therapeutic products. Samsara is currently supplying us with qualified human liver cells for use in manufacturing our exVive 3D Human Liver Tissue, as well as certain cells for research and development activities. We believe that Samsara can help us optimize our supply chain and operating expenses and ensure that the human cells we utilize for our services, products and research and development programs are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. In addition to Samsara, we also purchase human cells from selected third-party suppliers based on quality assurance, cost effectiveness, and regulatory requirements. We work closely with Samsara and our third-party suppliers to assure continuity of supply while maintaining high quality and reliability. Although we believe we have adequate available sources of raw materials, there can be no guarantee that we will be able to access the quantity of raw material needed to meet our demands on a timely basis or at a cost effective price.

Employees

As June 1, 2016, we have 116 employees, of whom 115 are employed full time. We also engage consultants and temporary employees from time to time to provide services that relate to our bioprinting business and technology as well as for general administrative services.

Available Information

Our investor relations website is located at http://ir.organovo.com. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reports filed with the SEC pursuant to the Exchange Act, including annual and quarterly reports, and other reports we file, are available free of charge, through our website, and we make them available on the website as soon as reasonably possible after we file them with the SEC. The content of our website is not intended to be incorporated by reference into this report or in any other report or document that we file.

The reports we file with the SEC can also be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Investors can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov).

Item 1A. Risk Factors.

Investment in our common stock involves a substantial degree of risk and should be regarded as speculative. As a result, the purchase of our common stock should be considered only by persons who can reasonably afford to lose their entire investment. Before you elect to purchase our common stock, you should carefully consider the risk and uncertainties described below in addition to the other information incorporated herein by reference. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. If any of the risks or uncertainties discussed in this Annual Report occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Our Industry

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We were incorporated in 2007, and opened our laboratories in San Diego, California in January 2009. Since our incorporation, we have focused primarily on the development of our platform technology and the development of our biological research, drug discovery and therapeutic products and services based on that technology. In April 2014, we announced that we had begun to sign contracts for research services using our 3D Human Liver Tissue product, and in November 2014, we announced the full commercial release of our first product, the exVive3D™ Human Liver Tissue for use in toxicology and other preclinical drug testing. Because of our limited commercial operating history, investors have limited historical financial or other information upon which to base an evaluation of our performance and future prospects. Moreover, our future prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations and competing in new and rapidly developing technology areas. We have generated operating losses each year since we began operations, including $38.6 million, $30.3 million, and $20.6 million for the years ended March 31, 2016, 2015, and 2014, respectively. As of March 31, 2016, we had incurred cumulative operating losses of $107.2 million and cumulative net losses totaling $160.9 million. We expect to incur substantial additional operating losses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successfully developing drug discovery, biological research, and therapeutic tools, products and services that are more effective than existing technologies and can be offered at competitive prices;
•	entering into collaborative relationships with strategic partners;
•	obtaining any necessary regulatory approval for our drug discovery, biological research, and therapeutic tools, products and services;
•

entering into successful manufacturing, sales and marketing arrangements with third parties or developing an effective sales and marketing infrastructure to commercialize our products and services; and

•	raising sufficient funds to finance our activities and long-term business plan.

We might not succeed at any of these undertakings. If we are unsuccessful at one or more of these undertakings, our business, prospects, and results of operations will be materially adversely affected.

We are an early-stage company with an unproven business strategy, and may never achieve profitability.

We are in the early stages of using our proprietary platform technology to develop and commercialize functional human tissues that can be employed in drug discovery and development, biological research, and potentially as therapeutic implants for the treatment of damaged or degenerating tissues and organs. Our success will depend upon the commercial viability of our platform technology, as well as on our ability to determine which drug discovery, biological research, and therapeutic tools, products and services can be successfully developed and commercialized with our platform technology. Our success will also depend on our ability to increase customer awareness and demand for our products and services, to enter into additional collaboration agreements on favorable terms and to select an appropriate commercialization strategy for the products and services we or our collaborators choose to pursue. If we are not successful in implementing our development and commercialization strategies, which are new and unproven, and/or if we underprice or overrun our cost estimates for our contracts or our development and commercialization activities, we may never achieve profitability, or even if we achieve profitability, we may not be able to maintain or increase our profitability.

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

We may not correctly predict the amount or timing of future revenues and our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	our expectations regarding revenues from sales of our products and services, and from collaborations with third parties;
•	the time and resources required to develop our drug discovery, biological research, and therapeutic tools, products and services;
•	the time and cost of obtaining any necessary regulatory approvals;
•	we may elect to pursue additional research and development programs as part of our long-term business plan;
•	the cost and time required to create effective sales and marketing capabilities and commercialization strategies;
•	the expenses we incur to maintain and improve our platform technology;
•	the costs to attract and retain personnel with the skills required for effective operations; and
•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

In addition, our budgeted expense levels are based in part on our expectations concerning future revenues from sales of our products and services, and from collaborations with third parties. However, we may not correctly predict the amount or timing of future revenues. In addition, we may not be able to adjust our operations in a timely manner to compensate for any unexpected shortfall in our revenues or we may increase our expenses as part of implementing our long-term business plan. As a result, a significant shortfall in our planned revenues or a significant increase in our planned expenses could have an immediate and material adverse effect on our business and financial condition. In such case, we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, sooner than anticipated to secure the additional financial resources to support our development efforts and future operations.

We may need to secure additional financing to support our long-term business plans.

We may require additional funds to support our long-term business plans. We expect that we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and to implement our long-term business plans. Depending upon market conditions, we may not be successful in raising sufficient additional capital on a timely basis, on favorable terms, or at all. Additionally, the issuance of additional equity securities, including securities convertible into or exercisable for our equity securities, would result in the dilution of the ownership interests of our present stockholders. If we fail to obtain sufficient additional financing, or enter into relationships with others that provide additional financial resources, we may not be able to develop our technology and products in accordance with our long-term business plan, and we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to raise additional funds.

Our platform technology and our drug discovery, biological research, therapeutic tools, products and services are new and unproven.

Our platform technology, as well as our drug discovery, biological research, therapeutic tools, products and services, involve new and unproven models and approaches. We only began offering our first commercial product (and related research services), our 3D Human Liver Tissue, on a limited basis in April 2014 and more broadly in November 2014. The second product (and related research services) we are developing is our 3D Human Kidney Tissue, which we plan to offer for predictive preclinical testing of drug compounds. As a result, we have had a limited time to prove that our 3D Human Liver Tissue and related services will enable our customers to conduct drug discovery and biological research more effectively than through the use of existing technologies. Our 3D Human Kidney Tissue and our other products under development are unproven at this time, and there is no assurance that they will perform as expected or as required by our customers. Our success depends on the commercial acceptance of, and the success of our efforts to increase customer awareness and demand for, our drug discovery and biological research tools, products and services. Even if we or our collaborators are successful in our respective efforts, we or our collaborators may not be able to discover or develop commercially viable therapeutics or other products therefrom. To date, there has not been sufficient time for our collaborators to develop or commercialize any therapeutic products based on our drug discovery and biological research tools, products and services. If our drug discovery and biological research tools, products and services do not assist in the discovery and development of such therapeutic products, our current and potential collaborators may lose confidence in us and our drug discovery and biological research tools, products and services. Our inability to successfully develop effective and competitive drug discovery, biological research, tools, products and services and achieve and maintain commercial acceptance for those tools, products and services would materially adversely affect our business, financial condition and results of operations.

Our technology, products and services are subject to the risks associated with new and rapidly evolving technologies and industries.

Our proprietary tissue creation technology and our drug discovery, biological research, therapeutic tools, products and services are subject to the risks associated with new, rapidly evolving technologies and industries. We may experience unforeseen technical complications, unrecognized defects and limitations in the development and commercialization of our tools, products and services, including our 3D Human Liver and Kidney Tissues. These complications could materially delay or limit the use of those tools, products and services, substantially increase the anticipated cost of manufacturing, or prevent us or our collaborators from implementing their drug discovery or biological research projects successfully or at all. In addition, the process of developing new technologies, products and services is complex, and if we are unable to develop enhancements to, and new features for, our existing products and services or acceptable new products and services that keep pace with technological developments or industry standards, our products and services may become obsolete, less marketable and less competitive.

Our ability to successfully commercialize the drug discovery, biological research, and therapeutic tools, products and services we develop is subject to a variety of risks.

The commercialization of our drug discovery and biological research tools and products are subject to risks and uncertainties, including:

•	failing to develop products or services that are effective and competitive;
•	failing to demonstrate the commercial and technical viability of any products or services that we successfully develop or otherwise failing to achieve market acceptance of such products or services;
•	failing to be cost effective;
•	failing to obtain any necessary regulatory approvals;
•	being difficult or impossible to manufacture on a large scale;
•	being unable to establish and maintain supply and manufacturing relationships with reliable third parties;
•	being unable to obtain a sufficient supply of human cells for our products, services and research and development activities on a timely basis and at acceptable quality levels and costs;
•	failing to develop our products and services before the successful marketing of similar products and services by competitors;
•	being unable to hire and retain qualified personnel; and
•	infringing the proprietary rights of third parties or competing with superior products marketed by third parties.

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

Our collaborators and potential collaborators could develop research tools similar to our own, reducing our pool of possible collaborative parties and increasing competition. Any of these developments could harm our commercialization efforts, which could seriously harm our business. In addition, we may pursue opportunities in fields that could conflict with those of our collaborators. Developing products and services that compete with our collaborators’ or potential collaborators’ products and services could preclude us from entering into future collaborations with our collaborators or potential collaborators. Any of these developments could harm our product development efforts and could adversely affect our business and revenues.

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

Principal competitive factors in our industry include the quality, price and breadth of technology and services; management and the execution of product development and commercialization strategies; skill and experience of employees, including the ability to recruit and retain skilled, experienced employees; intellectual property portfolio; range of capabilities, including product identification, development, manufacturing and marketing; and the availability of substantial capital resources to fund these activities. Please see Item 1. “Business – Competition” for a further description of the competition for our products and services, including the identity of certain of our significant competitors.

In order to effectively compete, we will need to make substantial investments in our research and technology development, product identification and development, testing and regulatory approval, manufacturing, customer awareness activities, publications of our technology and results in scientific publications and sales and marketing activities. There is no assurance that we will be successful in commercializing and gaining significant market share for any products or services we offer in part through use of our technology. Our technologies, products and services also may be rendered obsolete or noncompetitive as a result of products and services introduced by our competitors.

Our current therapeutic product candidate portfolio is in the early stages of development.

We are in the early stages of developing potential therapeutic products based on our proprietary technology. There is no assurance that we can successfully identify and develop therapeutic products, prove that they are safe and efficacious in clinical trials, or meet applicable regulatory standards. Given the potential costs of these therapeutic programs, we may pursue licensing, partnering and other strategic alternatives to help fund further investigation and clinical development, but there is no assurance that we will be able to do so based on their early stage of development. As a result, we may not be successful in developing, showing clinical efficacy, obtaining regulatory approval or raising the required capital for any therapeutic programs we identify and elect to pursue.

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

We require a reliable supply of human cells for our commercial products and services and for our research and development activities. We also purchase qualified human cells from selected third-party suppliers based on quality assurance, cost effectiveness, and regulatory requirements. We formed our wholly-owned subsidiary,Samsara, to eventually serve as a key source of the primary human cells we utilize in our business. We will utilize a combination of third party suppliers and Samsara to meet our overall future demand for human cells. We work closely with Samsara and our third-party suppliers to assure adequate supply while maintaining high quality and reliability. Although we believe we have adequate available sources of raw materials to meet our commercial demands, there can be no guarantee that we will be able to access the quantity and quality of raw materials needed at a cost effective price. Any failure to obtain a reliable supply of human cells at cost effective prices will harm our business and our results of operations, and could cause us to be unable to comply with the contractual obligations we owe to our customers and collaboration partners.

If our laboratory facilities become inoperable, we will lose access to our 3D bioprinters and tissues, and our ability to conduct our business and comply with our contractual obligations will be harmed.

We manufacture our NovoGen Bioprinters® and our 3D Human Liver Tissues at our laboratory facilities in San Diego, California.  We also provide research services to our customers and collaboration partners and conduct our product research and development activities at our laboratory facilities in San Diego, California. We do not currently have redundant laboratory facilities. Our San Diego, California laboratory facilities are situated near active earthquake fault lines. Our facilities may be harmed or rendered inoperable by natural or manmade disasters, including earthquakes, flooding, fires, power outages and contamination, which may render it difficult or impossible for us to continue to provide our products and services and engage in our research and development activities for some period of time. Even if our facilities are inoperable for even a short period of time, we may suffer the loss of our existing tissue and cell inventory, and the loss of any research services and activities currently in process. Accordingly, any disruption to operations at our laboratory facilities in San Diego, California would materially affect our business, prospects and results of operations.

We currently rely on third-party suppliers for some of our materials, including our supply of human cells, and we may rely on third-party manufacturers in the future to produce our tools and products.

We rely on third-party suppliers and vendors for some of the human cells and other materials we utilize in our products and services and in our research and development activities. We currently acquire our human cells from Samsara and third-party suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. Any delay, interruption or inability to obtain an adequate supply of human cells would negatively affect our operations. In addition, in the future we may require access to, or development of, facilities to manufacture a sufficient supply of our tools and products. If we are unable to manufacture our products in commercial quantities or the third-parties on which we rely to manufacture our tools and products fail to perform as anticipated, our business and future growth will suffer.

We may not be successful in establishing Samsara as a profitable commercial business.

In January 2016, we announced that our wholly-owned subsidiary, Samsara, commenced commercial operations. We formed Samsara to serve as a key source of certain of the primary human cells we utilize in our products and services and in the development of therapeutic products. In addition to supplying human cells for our business requirements, we believe there is an opportunity for Samsara to operate as a commercial business by selling human cells to other pharmaceutical, biotech and research organizations. Samsara has begun selling its human cell offerings to end users both directly and through distribution partners. Operating and developing Samsara’s business is subject to a number of risks and uncertainties, including:

•	failing to source a sufficient supply of high quality human cells;
•	failing to achieve market acceptance for its human cell offerings;
•	failing to demonstrate the quality and reliability of its human cell offerings;
•	failing to be both cost effective and competitive with the products offered by third parties;
•	failing to obtain any necessary regulatory approvals;
•	failing to be able to produce its human cell offerings on a large scale;
•	failing to establish and maintain distribution relationships with reliable third parties;
•	failing to hire and retain qualified personnel; and
•	infringing the proprietary rights of third parties.

If any of these or any other risks and uncertainties occur, our efforts to establish Samsara as a commercial business may be unsuccessful, which would harm our business and results of operations.

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

The timing and amount of revenues from customers that rely on government funding of research may vary significantly due to factors that can be difficult to forecast. Research funding for life science research has increased more slowly during the past several years compared to the previous years and has declined in some countries, and some grants have been frozen for extended periods of time or otherwise become unavailable to various institutions, sometimes without advance notice. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the United States government as a higher priority. These budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. National Institute of Health and other research and development allocations have been diminished in recent years by federal budget control efforts. The prolonged or increased shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products or services, which could seriously damage our business.

An inability to manage our planned growth or expansion of our operations could adversely affect our business, financial condition or results of operations.

Our business operations and activities have grown rapidly, and we expect this growth to continue as we expand our ability to develop and commercialize functional human tissues. The rapid expansion of our business and addition of new personnel may place a strain on our management and operational systems. To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. In addition, our management will need to continue to successfully:

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

Our future success depends in part on our ability to timely attract and hire a highly skilled and experienced Chief Financial Officer as well as the other technical, managerial and sales and marketing personnel required to support our business. Our success will also depend to a significant degree upon the continued contributions of our key personnel, especially our executive officers. We do not currently have long-term employment agreements with our executive officers or our other key personnel, and there is no guarantee that our executive officers or key personnel will remain employed with us. Moreover, we have not obtained key man life insurance that would provide us with proceeds in the event of the death, disability or incapacity of any of our executive officers or other key personnel. Further, the process of attracting and retaining suitable replacements for any executive officers and other key personnel we lose in the future would result in transition costs and would divert the attention of other members of our senior management from our existing operations. Additionally, such a loss could be negatively perceived in the capital markets. As a result, the loss of any of our executive officers or other key personnel or our inability to timely attract and hire qualified personnel in the future (in particular skilled technical, managerial and sales and marketing personnel) will adversely impact our ability to meet our key commercial and technical goals and successfully implement our business plan.

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

To the extent that our collaborators or customers use our products in the manufacturing or testing processes for their drug and medical device products, such end-products or services may be regulated by the FDA under Quality System Regulations (QSR) or the Centers for Medicare & Medicaid Services (CMS) under Clinical Laboratory Improvement Amendments of 1988 (CLIA’88) regulations. The customer is ultimately responsible for QSR, CLIA’88 and other compliance requirements for their products. However, we may agree to comply with certain requirements, and, if we fail to do so, we could lose sales and our collaborators or customers and be exposed to regulatory delays or objections and potential product liability claims. In addition, our platform technology is subject to the requirements of Good Laboratory Practice (GLP) to provide suitable data for INDs and other regulatory filings. No regulatory review of data from our platform technology has yet been conducted and there is no guarantee that our technology will be acceptable under GLP. As a result, the violation of government regulations or quality programs could harm demand for our products or services, and the evolving nature of government regulations could have an adverse impact on our business.

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

If restrictions on reimbursements and health care reform limit our or our collaborators’ actual or potential financial returns on therapeutic products that we or they develop based on our platform technology, we may not be able to recover our research and development costs and our collaborators may reduce or terminate their collaborations with us.

Our ability to recover our research and development costs and successfully commercialize any therapeutic products we develop and our collaborators’ abilities to successfully commercialize the therapeutic and other life science products they develop through the research tools or services that we provide them may depend in part on the extent to which coverage and adequate payments for these products will be available from government payers, such as Medicare and Medicaid, private health insurers, including managed care organizations, and other third-party payers. These payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved therapeutic and other life science products, and coverage and adequate payments may not be available for these products.

In recent years, officials have made numerous proposals to change the health care system in the U.S. These proposals included measures to limit or eliminate payments for some medical procedures and treatments or subject the pricing of pharmaceuticals and other medical products to government control. Government and other third-party payers increasingly attempt to contain health care costs by limiting both coverage and the level of payments of newly approved health care products. In some cases, they may also refuse to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval. Governments may adopt future legislative proposals and federal, state or private payers for healthcare goods and services may take action to limit their payments for goods and services. Any of these events could reduce the demand for our products and services by our collaboration partners, reduce the proceeds we receive from our arrangements with our collaboration partners based on future sales of their therapeutic products or limit our ability to recover our research and development costs and successfully commercialize any therapeutic products we develop.

We use hazardous chemicals, biological materials and infectious agents in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our product manufacturing research and development, and testing activities involve the controlled use of hazardous materials, including chemicals, biological materials and infectious disease agents. We cannot eliminate the risks of accidental contamination or the accidental spread or discharge of these materials, or any resulting injury from such an event. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous materials and specified waste products, as well as the discharge of pollutants into the environment and human health and safety matters. We are also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, and the experimental use of animals. Our operations may require that environmental permits and approvals be issued by applicable government agencies. We also cannot accurately predict the extent of regulations that might result from any future legislative or administrative action. Any of these laws or regulations could cause us to incur additional expense or restrict our operations. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts. If we fail to comply with these requirements, we could incur substantial costs, including civil or criminal fines and penalties, clean-up costs or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance.

Risks Related to Our Intellectual Property

If we are not able to adequately protect our proprietary rights, our business could be harmed.

Our commercial success will depend to a significant extent on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and products and service offerings in the United States and other countries. If we do not protect our intellectual property adequately, competitors may be able to use our technologies and gain a competitive advantage.

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

Competitors may infringe our patents or the patents of our collaborators or licensors. Or, our licensors may breach or otherwise prematurely terminate the provisions of our license agreements with them. To counter infringement or unauthorized use, we may be required to file infringement claims or lawsuits, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our collaborators or licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Additionally, our licensors may retain certain rights to use technologies licensed by us for research purposes. Patent disputes can take years to resolve, can be very costly and can result in loss of rights, injunctions and substantial penalties. Moreover, patent disputes and related proceedings can distract management’s attention and interfere with running the business.

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

As more companies file patents relating to bioprinters and bioprinted tissues, it is possible that patent claims relating to bioprinters or bioprinted human tissue may be asserted against us, and any such assertions could harm our business. Moreover, we may face claims from non-practicing entities, which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation and diversion of resources, cause product shipment or delays or require us to enter into royalty or license agreements. These licenses may not be available on acceptable terms, or at all. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and divert management’s attention from our core business. Any of these events could harm our business significantly.

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

There is limited trading history in our common stock, and although our common stock is now traded on the NYSE MKT, there is no assurance that an active market in our common stock will continue at present levels or increase in the future. As a result, an investor may find it difficult to dispose of our common stock on the timeline and at the volumes they desire. This factor limits the liquidity of our common stock, and may have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

The price of our common stock may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;
•	announcements of developments by us or our competitors, including new product and service offerings;
•	regulatory actions regarding our products or services;
•	reduced government funding for research and development activities;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting our industry;
•	additions or departures of key personnel;
•	introduction of new products by us or our competitors;
•	sales of our common stock or other securities in the open market;
•	degree of coverage of securities analysts and reports and recommendations issued by securities analysts regarding our business;
•	volume fluctuations in the trading of our common stock; and
•	other events or factors, many of which are beyond our control.

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

We are authorized to issue 150,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of March 31, 2016, there were an aggregate of 109,540,165 shares of our common stock issued and outstanding on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 16,101,363 shares of our common stock that may be issued upon the exercise of outstanding stock options or is available for issuance under our equity incentive plans, and 1,046,813 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

Our current executive officers and directors beneficially own approximately 13.2% of our outstanding shares of common stock as of March 31, 2016. Although we are not aware of any voting arrangements between our officers and directors, such concentrated control may adversely affect the price of our common stock. Investors who acquire our common stock may have no effective voice in the management of our operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Since July 2012, the Company has leased its main facility at 6275 Nancy Ridge Drive, San Diego, CA 92121, consisting of approximately 30,895 rentable square feet containing laboratory, clean room and office space. Monthly rental payments are approximately $83,000 per month with 3% annual escalators. The lease term expires September 1, 2021 with the option to terminate on or after September 1, 2019. The Company also has a right of first refusal on adjacent additional premises of approximately 14,500 square feet.

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

Item 3. Legal Proceedings.

The Company is not involved in any material legal proceedings or legal matters at this time. See Note 6 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a further discussion of potential commitments and contingencies related to legal proceedings.

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

The following table sets forth, on a per share basis, for the periods indicated, the high and low bid or sales prices of our common stock.

Year Ended March 31, 2016	High	Low
Fourth Quarter	$2.64	$1.60
Third Quarter	$3.48	$2.37
Second Quarter	$4.13	$1.90
First Quarter	$5.82	$3.50

Year Ended March 31, 2015	High	Low
Fourth Quarter	$7.42	$3.29
Third Quarter	$7.68	$5.35
Second Quarter	$9.25	$6.17
First Quarter	$9.10	$5.12

As of March 31, 2016, we had 92,391,989 outstanding shares of common stock, with a closing price of $2.17 per share. On this date, there were 100 holders of record of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The graph set forth below compares our total stockholder returns since we commenced trading on February 15, 2012 through March 31, 2016 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. This graph assumes the investment of $100 on February 15, 2012 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotech Index, and assumes the reinvestment of dividends. No cash dividends have been declared or paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

	February 15,	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2012	2013	2014	2015	2016
Organovo Holdings, Inc. — ONVO	100.00	149.70	223.03	463.03	214.55	131.52
NASDAQ Composite — IXIC	100.00	106.03	112.06	144.01	168.08	167.01
NASDAQ Biotechnology — NBI	100.00	102.25	133.23	197.05	287.10	217.65

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans by type as of March 31, 2016 (in thousands, except per share amounts):

	Number of
	securities to be
	issued upon
	exercise/vesting
	of outstanding
	options, warrants,	Weighted average	Number of
	units and rights	exercise price	securities available
Plan category	(1)	(1)	for future issuance
Equity compensation plans approved by security holders	9,835,997	$4.12	6,486,736
Equity compensation plans not approved by security holders	—	—	—

(1)	Does not include outstanding restricted stock units for 6,250 shares of common stock as of March 31, 2016.

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

The table below shows selected consolidated financial data. The consolidated statements of operations data for the years ended March 31, 2016, 2015 and 2014, and the consolidated balance sheet data at March 31, 2016 and 2015 are derived from our consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the three months ended March 31, 2013 and 2012 and the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of March 31, 2014, 2013 and 2012, and as of December 31, 2012 and 2011 are derived from our consolidated financial statements not included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

					Three Months
	Year	Year	Year	Three Months	Ended	Year	Year
	Ended	Ended	Ended	Ended	March 31,	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	2012	December 31,	December 31,
	2016	2015	2014	2013	(unaudited)	2012	2011
Selected Consolidated Statement of Operations Data:
Revenue	$1,483	$571	$379	$215	$120	$1,197	$969
Operating loss	$(38,643)	$(30,297)	$(20,649)	$(4,025)	$(1,329)	$(9,319)	$(2,305)
Net loss	$(38,575)	$(30,082)	$(25,848)	$(16,120)	$(37,081)	$(43,553)	$(4,383)
Loss per share, basic and diluted	$(0.43)	$(0.38)	$(0.35)	$(0.26)	$(1.17)	$(1.01)	$(0.19)
Weighted average shares outstanding, basic and diluted	90,057,356	79,650,087	73,139,618	61,750,157	31,591,663	43,149,657	22,925,694

					March 31,
	March 31,	March 31,	March 31,	March 31,	2012	December 31,	December 31,
	2016	2015	2014	2013	(unaudited)	2012	2011
Selected Consolidated Balance Sheet Data:
Working capital (deficit)	$59,162	$46,501	$47,268	$7,762	$9,724	$(6,169)	$(946)
Total assets	$67,576	$53,489	$50,186	$17,375	$11,241	$16,749	$1,409
Long-term liabilities	$905	$32	$9	$24	$47,515	$17	$1,267
Stockholders’ equity (deficit)	$62,181	$48,696	$48,284	$8,969	$(37,385)	$(5,303)	$(1,835)

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

Overview

We are an early commercial stage company focusing on developing and commercializing functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. We intend to introduce a paradigm shift in the approach to the generation of three-dimensional human tissues, by utilizing our proprietary platform technology to create human tissue constructs in 3D that mimic native human tissue composition, architecture and function. We intend to leverage our unique 3D human tissue models to improve the current industry standard cell-based and animal model testing approaches to drug discovery and development by creating 3D tissues constructed solely of human cells. We believe our foundational approach to the 3D printing of living tissues, as disclosed in peer-reviewed scientific publications, and the continuous evolution of our core bioengineering technology platform combine to provide us with the opportunity to fill many critical gaps in commercially available preclinical human tissue modeling and tissue transplantation. In November 2014, we announced the commercial release of our first product, the exVive3DTM Human Liver Tissue for use in toxicology and other preclinical drug testing. Initial revenues derived from the product have been and will continue to be predominantly through our research service model, which involves testing compounds provided to us for analysis by our customers. Prior to initiating the service, our technical staff assists customers in determining the extent of testing to be conducted utilizing our exVive3D Human Liver Tissue. Testing may include the analysis of one or multiple compounds under various dosing and duration protocols to determine toxicity and metabolic effects of the test compounds on the tissue model. Projects may involve multiple deliverables, which are clearly defined and based on pricing as stated in the related customer agreements. Consistent with our revenue recognition policies, revenue related to each deliverable will be recognized when delivered and the period of customer acceptance has been met. Revenue from projects without multiple deliverables will be recognized when the data package has been delivered to the customer and the term of customer acceptance has been met. In general, project duration is in the four to six month range.

In addition to our exVive3D Human Liver Tissue product and research service contracts, we have entered into collaborative research agreements with pharmaceutical corporations and academic medical centers. We have also secured federal grants, including Small Business Innovation Research grants, to support the development of our technology.

We continuously engage in research and development to enhance our platform technology, to develop new product and service offerings and to pursue our therapeutic initiatives. Our research and development efforts include internal initiatives as well as collaborative development opportunities with third parties. Our second commercial product under development is our 3D Human Kidney Tissue. Similar to our 3D Human Liver Tissue, we are designing our 3D Human Kidney Tissue to be used for predictive preclinical testing of drug compounds.

In January 2016, we announced that our wholly-owned subsidiary, Samsara, commenced commercial operations. We formed Samsara to serve as a key source of certain of the primary human cells that we utilize in our products and services and in the development of therapeutic products. In addition to serving as one of our key suppliers, Samsara offers human cells for use by life science customers, both directly or through distribution partners.

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

In connection with the Merger, Organovo Holdings, Inc.’s Board of Directors and stockholders adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan, as amended on August 20, 2015, provides for the issuance of up to 17,553,986 shares to executive officers, directors, advisory board members, consultants and employees. In addition, we assumed and adopted the 2008 Plan, and as described above option holders under that plan were granted New Options to purchase Common Stock. No further options will be granted under the 2008 Plan. The parties have taken all actions necessary to ensure that the Merger was treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

As of June 1, 2016, the Company had 92,391,989 total issued and outstanding shares of Common Stock, and four- and five-year warrants for the opportunity to purchase an additional 1,046,813 shares of Common Stock at exercise prices ranging from $0.85 to $7.62 per share. The Company had outstanding stock options to purchase an aggregate of 9,600,089 shares of Common Stock at exercise prices ranging from $0.08 to $9.92 and 6,250 outstanding unvested restricted stock units, with each unit representing the right to receive one share of Common Stock.

Critical Accounting Policies

Our consolidated financial statements include the accounts of the Company as well as its wholly-owned subsidiaries, with all material intercompany accounts and transactions eliminated in consolidation, which appear under Item 8 of Part II, and have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 1 to our consolidated financial statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

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

Stock-Based Compensation

For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the stock options. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors that become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made.

Results of Operations

Overview

Organovo was founded in Delaware in April 2007. Activities since the Company’s inception have been devoted primarily to developing a platform technology and functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs, raising capital and building infrastructure. In November 2014, the Company announced the full commercial release of its first product, the exVive3DTM Human Liver Tissue for use in toxicology and other preclinical drug testing. In September 2015, we established another wholly-owned subsidiary in the United Kingdom, Organovo U.K., Ltd., primarily for the purpose of establishing a sales presence in Europe. In January 2016, we announced that our wholly-owned subsidiary, Samsara, commenced operations. We formed Samsara to serve as a key source of certain primary human cells that we utilize in our products and services and in the development of therapeutic products. As of March 31, 2016, the Company has not yet realized significant revenues from its planned principal operations. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to fully operationalize the Company’s current technology and continue to implement its business plan.

Comparison of the Years Ended March 31, 2016 and March 31, 2015

Revenues

Revenues of $1.5 million for the year ended March 31, 2016 increased approximately $0.9 million, or 150%, over revenues of $0.6 million for the year ended March 31, 2015. This change reflects an increase of $0.5 million in product and service revenue over the year ended March 31, 2015, due to an increasing number of customer contracts for our exVive3D Human Liver Tissue during the year ended March 31, 2016. In addition, collaboration revenue increased $0.3 million due to two new collaborative research agreements that began during the fiscal year ended March 31, 2016, and grant revenue increased $0.1 million due to activities under an NIH grant that was ongoing during the first half of fiscal 2016.

Operating Expenses

Operating expenses increased approximately $9.2 million, or 30%, from $30.9 million for the year ended March 31, 2015 to $40.1 million for the year ended March 31, 2016. Of this increase, approximately $4.1 million is related to increased selling, general and administrative expense, while the other $5.1 million relates to increased investment in research and development expense. These increases are attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support research and development initiatives, incremental investments associated with strategic growth and commercialization initiatives following the commercial launch of our exVive3D Human Liver Tissue in November 2014, expenses related to operating as a publicly traded corporation, and expansion of its facility.

Research and Development Expenses

Research and development expense increased $5.1 million, or 40%, from approximately $12.9 million for the year ended March 31, 2015 to approximately $18.0 million for the year ended March 31, 2016 as the Company significantly increased its research staff to support its obligations under certain collaborative research agreements and grants, to complete additional research studies for its liver product and to expand its kidney product development team. Full-time research and development staffing increased from an average of forty-four full-time employees during the year ended March 31, 2015 to an average of sixty-eight full-time employees during the year ended March 31, 2016, resulting in increases in staffing expense of approximately $2.6 million, facility costs of approximately $1.2 million, lab supply costs of approximately $1.0 million, and outsourced research and consulting related to new product development of approximately $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $4.1 million, or 23%, from $18.0 million for the year ended March 31, 2015 to approximately $22.1 million for the year ended March 31, 2016. This increase was primarily driven by an increase in staffing-related expenses of approximately $2.3 million due to the headcount increase from an average of sixteen full-time employees during the year ended March 31, 2015 to an average of twenty-eight full-time employees during the year ended March 31, 2016, to support the commercial launch of our exVive3D Human Liver Tissue and to provide strategic infrastructure in developing collaborative relationships and the commercialization of research-derived product introductions. Non-cash stock-based compensation costs also increased approximately $1.5 million, $1.3 million of which is related to the acceleration of vesting and modification to extend the exercise period for an employee who terminated employment due to disability (as defined in the Company’s Amended and Restated 2012 Equity Plan) in addition to new grants during the period. In addition, due to the Company’s overall growth and expansion of the commercial business during the year ended March 31, 2016, strategic consulting and facility-related costs increased significantly over the previous year. Partially mitigating these increases was a $0.8 million decrease in expense related to vendor warrants due to fewer warrants issued and outstanding as well as the reversal of approximately $0.1 million of expense related to a potential bonus equity issuance to a consultant during the year ended March 31, 2016.

Other Income (Expense)

Other income was approximately $0.1 million for the year ended March 31, 2016, and consisted primarily of interest income. For the year ended March 31, 2015, other income of approximately $0.2 million consisted primarily of gains related to the revaluation of warrant derivative liabilities, and to a lesser extent, interest income. As a result of fewer outstanding warrants underlying the derivative liabilities in fiscal 2016, changes in fair value have had a lesser impact on other income (expense).

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

Research and Development Expenses

Research and development expense increased $4.9 million, or 61%, from approximately $8.0 million for the year ended March 31, 2014 to approximately $12.9 million for the year ended March 31, 2015 as the Company significantly increased its research staff to support its obligations under certain collaborative research agreements and grants, and to expand product development efforts in preparation for commercial revenues. Full-time research and development staffing increased from an average of twenty-five full-time employees for the year ended March 31, 2014 to an average of forty-four full-time employees for the year ended March 31, 2015. In addition to the incremental payroll, benefits and stock-based compensation resulting from increased staffing levels, the Company increased its facility space to accommodate its growing research staff, and increased its spending on lab equipment and supplies in proportion to its increased research activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $5.0 million, or 38%, from $13.0 million for the year ended March 31, 2014 to approximately $18.0 million for the year ended March 31, 2015. Increased staffing expenses of approximately $1.0 million was due to the headcount increase from an average of twelve full-time employees for the year ended March 31, 2014 to an average of sixteen full-time employees as of March 31, 2015, to provide strategic infrastructure in developing collaborative relationships and preparing for commercialization of products and services, and to address the additional compliance requirements of operating as a publicly traded corporation. Stock-based compensation costs also increased approximately $1.7 million due to additional grants to employees and consultants. In addition, due to the Company’s overall growth and transition into the commercial phase during the year ended March 31, 2015, fees for legal services, investor outreach, marketing, insurance and consulting increased over the previous year. Finally, facility costs increased due the expansion of the Company’s facility during the latter part of the year ended March 31, 2014.

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

Financial Condition, Liquidity and Capital Resources

The Company has primarily devoted its efforts to technology and product development, raising capital and building infrastructure. In November 2014, the Company announced the full commercial release of its first product, the exVive3D Human Liver Tissue for use in toxicology and other preclinical drug testing, and has built a sales and marketing and research and development infrastructure to support the commercialization of research services of the exVive3D Human Liver Tissue.

The Company has incurred negative cash flows from operations. Net cash used in operations is primarily driven by our operating results (net income adjusted for stock-based compensation, depreciation, amortization, changes in fair value, and other non-cash charges). As of March 31, 2016, the Company had cash and cash equivalents of $62.1 million and an accumulated deficit of $160.9 million. The Company also had negative cash flows from operations of $29.4 million, $19.6 million, and $15.6 million for the years ended March 31, 2016, 2015 and 2014, respectively.

At March 31, 2016, we had total current assets of $63.7 million and current liabilities of $4.5 million, resulting in working capital of $59.2 million. At March 31, 2015, we had total current assets of $51.3 million and current liabilities of $4.8 million, resulting in working capital of $46.5 million.

Net cash used in investing activities was approximately $2.1 million, $1.5 million, and $0.3 million for the years ended March 31, 2016, 2015 and 2014, respectively. The majority of net cash used in investing activities to date has been for capital purchases, including laboratory equipment purchases and the expansion and buildout of the Company’s facilities related to its expanded research capabilities and the commercialization of its first product.

Net cash provided by financing activities was approximately $43.5 million, $23.1 million, and $48.4 million for the years ended March 31, 2016, 2015 and 2014, respectively.

During the year ended March 31, 2016, we raised net proceeds of approximately $43.1 million through the sale of 10,838,750 shares of our common stock. In addition, we raised approximately $0.3 million from stock option exercises during the year ended March 31, 2016.

During the year ended March 31, 2015, we raised net proceeds of approximately $22.3 million through the sale of 3,197,768 shares of our common stock through at-the-market offerings. In addition, we raised approximately $0.4 million from the exercise of warrants, and $0.4 million from stock option exercises during the year ended March 31, 2015.

Through March 31, 2016, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and from revenue derived from products and research-based services, grants, and collaborative research agreements. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth Organovo’s significant contractual obligations and related scheduled payments as of March 31, 2016 (in thousands):

			2018 to	2020 to	2022 and
	Total	2017	2019	2021	Thereafter
Operating lease obligations (A)	$6,148	$1,313	$2,192	$2,176	$467
Total	$6,148	$1,313	$2,192	$2,176	$467

(A)	Operating lease obligations include the remaining payments due under the Company’s facility leases.

Recent Accounting Pronouncements

For information regarding recently adopted and issued accounting pronouncements, see Note 11 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are comprised of cash and cash equivalents. We currently do not hedge interest rate exposure. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We have limited foreign currency risk exposure as our business operates primarily in U.S. dollars. We do not have any foreign currency or other derivative financial instruments.

Item 8. Consolidated Financial Statements.

Organovo Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Organovo Holdings, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Organovo Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organovo Holdings, Inc. and Subsidiaries as of March 31, 2016 and 2015, and the results of their consolidated operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Organovo Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2016 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

June 9, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Organovo Holdings, Inc.

San Diego, California

We have audited Organovo Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Organovo Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Organovo Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows of Organovo Holdings, Inc. and Subsidiaries, and our report dated June 9, 2016 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

June 9, 2016

ORGANOVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	March 31, 2016	March 31, 2015
Assets
Current Assets
Cash and cash equivalents	$62,091	$50,142
Accounts receivable	259	—
Inventory, net	334	66
Prepaid expenses and other current assets	968	1,054
Total current assets	63,652	51,262
Fixed assets, net	3,711	2,042
Restricted cash	79	79
Other assets, net	134	106
Total assets	$67,576	$53,489
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$787	$1,387
Accrued expenses	2,450	2,257
Deferred rent	139	759
Deferred revenue	1,110	227
Capital lease obligation	—	5
Warrant liabilities	4	126
Total current liabilities	4,490	4,761
Deferred revenue, net of current portion	—	32
Deferred rent, net of current portion	905	—
Total liabilities	$5,395	$4,793
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 92,391,989 and 81,536,724 shares issued and outstanding at March 31, 2016 and March 31, 2015, respectively	92	82
Additional paid-in capital	222,959	170,909
Accumulated deficit	(160,870)	(122,295)
Total stockholders’ equity	62,181	48,696
Total Liabilities and Stockholders’ Equity	$67,576	$53,489

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended	Year Ended	Year Ended
	March 31, 2016	March 31, 2015	March 31, 2014
Revenues
Product and service	$806	$314	$—
Collaborations	486	134	248
Grants	191	123	131
Total Revenues	1,483	571	379
Selling, general, and administrative expenses	22,118	17,947	13,054
Research and development expenses	18,008	12,921	7,974
Loss from Operations	(38,643)	(30,297)	(20,649)
Other Income (Expense)
Change in fair value of warrant liabilities	(17)	196	(5,120)
Loss on disposal of fixed assets	—	(12)	(84)
Interest expense	—	(1)	(13)
Interest income	88	32	18
Total Other Income (Expense)	71	215	(5,199)
Income Tax Expense	(3)	—	—
Net Loss	$(38,575)	$(30,082)	$(25,848)
Net loss per common share—basic and diluted	$(0.43)	$(0.38)	$(0.35)
Weighted average shares used in computing net loss per common share—basic and diluted	90,057,356	79,650,087	73,139,618

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2013	64,687	$65	$75,269	$(66,365)	$8,969
Issuance of common stock from warrant exercises, net	2,713	3	1,098	—	1,101
Issuance of restricted common stock	60	—	—	—	—
Restricted stock forfeitures	(215)	—	—	—	—
Issuance of common stock from public offering, net	10,684	10	46,905	—	46,915
Stock-based compensation expense	—	—	4,600	—	4,600
Expense related to modification of warrants	—	—	12	—	12
Warrant liability removed due to exercises of warrants	—	—	10,874	—	10,874
Warrant liability reclassified to equity	—	—	767	—	767
Stock option exercises	184	—	402	—	402
Issuance of warrants to consultant	—	—	492	—	492
Net loss	—	—	—	(25,848)	(25,848)
Balance at March 31, 2014	78,113	$78	$140,419	$(92,213)	$48,284
Issuance of common stock from warrant exercises, net	211	—	445	—	445
Restricted stock forfeitures	(190)	—	—	—	—
Issuance of common stock from public offering, net	3,198	4	22,303	—	22,307
Stock-based compensation expense	—	—	7,020	—	7,020
Warrant liability removed due to exercises of warrants	—	—	55	—	55
Stock option exercises	205	—	351	—	351
Issuance of warrants to consultant	—	—	316	—	316
Net loss	—	—	—	(30,082)	(30,082)
Balance at March 31, 2015	81,537	$82	$170,909	$(122,295)	$48,696
Issuance of common stock from warrant exercises, net	32	—	—	—	—
Restricted stock forfeitures	(132)	—	—	—	—
Issuance of common stock from public offering, net	10,839	10	43,127	—	43,137
Stock-based compensation expense	—	—	8,556	—	8,556
Warrant liability removed due to exercises of warrants	—	—	139	—	139
Stock option exercises	116	—	320	—	320
Issuance of warrants to consultant	—	—	38	—	38
Adjustment related to potential equity bonus issuance	—	—	(130)	—	(130)
Net loss	—	—	—	(38,575)	(38,575)
Balance at March 31, 2016	92,392	$92	$222,959	$(160,870)	$62,181

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended	Year Ended	Year Ended
	March 31, 2016	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities
Net loss	$(38,575)	$(30,082)	$(25,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of warrants issued for services	(92)	557	323
Depreciation and amortization	815	472	387
Loss on disposal of fixed assets	—	12	84
Change in fair value of warrant liabilities	17	(196)	5,120
Expense associated with warrant modification	—	—	12
Stock-based compensation	8,556	7,020	4,600
Increase (decrease) in cash resulting from changes in:
Grants receivable	—	—	101
Accounts receivable	(259)	—	—
Inventory	(268)	(3)	25
Prepaid expenses and other assets	83	(389)	(392)
Accounts payable	(600)	1,061	(315)
Accrued expenses	193	1,435	312
Deferred rent	(89)	270	75
Deferred revenue	851	242	(45)
Net cash used in operating activities	(29,368)	(19,601)	(15,561)
Cash Flows From Investing Activities
Deposits released from restriction	—	—	9
Purchases of fixed assets	(2,114)	(1,517)	(277)
Proceeds from disposals of fixed assets	14	—	—
Purchases of intangible assets	(35)	—	—
Net cash used in investing activities	(2,135)	(1,517)	(268)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	43,137	22,752	48,016
Proceeds from exercise of stock options	320	351	402
Principal payments on capital lease obligations	(5)	(10)	(10)
Deferred financing costs	—	—	(40)
Net cash provided by financing activities	43,452	23,093	48,368
Net Increase in Cash and Cash Equivalents	11,949	1,975	32,539
Cash and Cash Equivalents at Beginning of Period	50,142	48,167	15,628
Cash and Cash Equivalents at End of Period	$62,091	$50,142	$48,167
Supplemental Disclosure of Cash Flow Information:
Interest	$—	$—	$—
Income Taxes	$3	$4	$—

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

 During the year ended March 31, 2014, the warrant liability was reduced by approximately $10,874 as a result of warrant exercises.

During the year ended March 31, 2014, the warrant liability was reduced by approximately $767 for warrants reclassified as equity instruments.

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

During the year ended March 31, 2016, the warrant liability was reduced by approximately $139 as a result of warrant exercises.

During the year ended March 31, 2016, approximately $374 of leasehold improvements were funded by the Company’s landlord as a lease incentive. The Company capitalized these costs as property, plant and equipment, with a corresponding increase in deferred rent that will be amortized over the remaining lease term.

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

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

A summary of significant accounting policies, consistently applied in the preparation of the accompanying consolidated financial statements follows:

Nature of operations and basis of presentation

References in these notes to the consolidated financial statements to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiaries. Our consolidated financial statements include the accounts of the Company as well as its wholly-owned subsidiaries, with all material intercompany accounts and transactions eliminated in consolidation. In December 2014, we established a wholly-owned subsidiary, Samsara Sciences, Inc., to focus on the acquisition of qualified cells in support of our commercial and research endeavors. In September 2015, we established another wholly-owned subsidiary in the United Kingdom, Organovo U.K., Ltd., for the primary purpose of establishing a sales presence in Europe.

Since its inception, the Company has devoted its efforts primarily to developing and commercializing a platform technology and functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company has also focused on raising capital and building infrastructure. In November 2014, the Company announced the commercial release of its first product, the exVive3D™ Human Liver Tissue for use in toxicology and other preclinical drug testing. As of March 31, 2016, the Company had not yet realized significant revenues from its planned principal operations. The Company’s activities are subject to significant risks and uncertainties including failing to successfully develop products and services based on its technology and to achieve the market acceptance necessary to generate sufficient revenues and to achieve and sustain profitability.

NYSE MKT listing

On July 9, 2013, the Company announced that its common stock had been approved to list on the NYSE MKT. Shares began trading on the New York Stock Exchange on July 11, 2013 under the symbol “ONVO”. Prior to that time, the Company’s shares were quoted on the OTC QX.

Liquidity

As of March 31, 2016, the Company had an accumulated deficit of approximately $160.9 million. The Company also had negative cash flows from operations of approximately $29.4 million during the year ended March 31, 2016.

Through March 31, 2016, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and through revenue derived from grants, collaborative research agreements, and product and research service-based agreements. Based on its current operating plan and available cash resources, the Company believes it has sufficient resources to fund its business for at least the next twelve months.

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

Restricted cash

As of March 31, 2016 and 2015, the Company had approximately $79,000 of restricted cash deposited with a financial institution. The entire amount is held in certificates of deposit to support a letter of credit agreement related to the Company’s facility lease.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first-out). Inventory at March 31, 2016 consists of approximately $206,000 in raw materials, approximately $15,000 in work-in-process inventory, and approximately $113,000 in finished goods. Inventory at March 31, 2015 consisted of approximately $66,000 in raw materials, net of reserves.

Fixed assets and depreciation

Property and equipment are carried at cost. Expenditures that extend the life of the asset are capitalized and depreciated. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the remaining lease term. The estimated useful lives of the fixed assets range between one and seven years.

Impairment of long-lived assets

In accordance with authoritative guidance the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred as of March 31, 2016.

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

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2016 and 2015 (in thousands):
	Balance at March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$4	$—	$—	$4

	Balance at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$126	$—	$—	$126

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended March 31, 2016 and 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability (in thousands)
Balance at March 31, 2014	$377
Issuances	$—
Adjustments to estimated fair value	$(196)
Warrant liability removal due to settlements	$(55)
Balance at March 31, 2015	$126
Issuances	$—
Adjustments to estimated fair value	$17
Warrant liability removal due to settlements	$(139)
Balance at March 31, 2016	$4

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of March 31, 2016 and 2015, the Company had approximately $1,110,000 and $259,000, respectively, in deferred revenue related to its commercial products and research service agreements, grants, and collaborative research programs.

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

In 2011, the Company entered into a research collaboration agreement with a third party to perform research and development services. The agreement, as amended in 2012, was for a total fixed fee of $1,405,000. The Company completed its obligations under this agreement and recognized the remaining revenue of approximately $184,000 during the year ended March 31, 2014, in recognition of the proportional performance achieved.

In September 2013, the Company entered into a research contract agreement with a third party to perform research and development services for fixed fees. The Company completed its obligations under this agreement during the year ended March 31, 2015. The Company recorded approximately $69,000 and $7,000 for the years ended March 31, 2015 and 2014, respectively, in revenue related to the research contract in recognition of the proportional performance achieved.

In October 2013, the Company entered into a research contract agreement with a third party to perform research and development services for fixed fees. The Company completed its obligations under this agreement during the year ended March 31, 2015. The Company recorded approximately $41,000 and $52,000 for the years ended March 31, 2015 and 2014, respectively, in revenue related to the research contract in recognition of the proportional performance achieved.

In November 2014, the Company entered into a collaborative nonexclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for surgical transplantation research.  The Company has recorded approximately $50,000 and $18,000 for the years ended March 31, 2016 and 2015, respectively, in revenue related to this collaboration in recognition of the proportional performance achieved.

In April 2015, the Company entered into a research collaboration agreement with a third party to develop custom tissue models for fixed fees. Based on the proportional performance achieved under this agreement for the year ended March 31, 2016, the Company has recorded approximately $352,000 in collaboration revenue for the year.

Also in April 2015, the Company entered into a multi-year research agreement with a third party to develop multiple custom tissue models for use in drug development. Approximately $80,000 under this agreement was recognized as revenue in recognition of the proportional performance achieved during the year ended March 31, 2016.

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

Grant revenues

During August of 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $43,000, $49,000 and $119,000 for the years ended March 31, 2016, 2015 and 2014, respectively.

During September of 2014, the NIH awarded the Company a research grant totaling approximately $222,000. The grant provides for fixed payments based on the achievement of certain milestones. As such, revenue will be recognized upon completion of those milestones. Revenue recognized under this grant was approximately $148,000 and $74,000 for the years ended March 31, 2016 and 2015, respectively.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended March 31, 2016, 2015 and 2014, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the years ended March 31, 2016, 2015 and 2014 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Total common stock equivalents that were excluded from computing diluted net loss per share were approximately 10.7 million, 8.6 million, and 7.7 million for the years ended March 31, 2016, 2015 and 2014, respectively.

2. Fixed Assets

Fixed assets consisted of the following (in thousands):

	March 31, 2016	March 31, 2015
Laboratory equipment	$2,799	$1,951
Construction in process	52	529
Computer software and equipment	488	274
Furniture and fixtures	337	135
Leasehold improvements	1,832	155
Vehicles	9	—
	5,517	3,044
Less accumulated depreciation and amortization	(1,806)	(1,002)
	$3,711	$2,042

Depreciation and amortization expense for the years end March 31, 2016, 2015 and 2014 was approximately $805,000, $464,000, and $380,000, respectively.

3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2016	March 31, 2015
Accrued compensation	$2,221	$1,917
Accrued legal and professional fees	168	195
Other accrued expenses	61	145
	$2,450	$2,257

4. Derivative Liability

During 2011 and 2012, the Company issued 22,847,182 five-year warrants to purchase the Company’s common stock in connection with financing transactions. The exercise price of the warrants is protected against down-round financing throughout the term of the warrants, as described below. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

The Company revalued the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was $4,000 and $126,000 as of March 31, 2016 and 2015, respectively. The change in fair value of the derivative liabilities for the year ended March 31, 2016 was an increase of $17,000. The changes in fair value of the derivative liabilities for the year ended March 31, 2015 and 2014 were a decrease of $196,000 and an increase of $5,120,000, respectively. These changes are included in other income (expense) in the statements of operations.

During the years ended March 31, 2016 and 2015, 43,796 and 8,647 warrants that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement date, and the change in fair value was recognized to earnings. In addition, in the year ended March 31, 2014, the Company entered into amendment agreements with certain of the warrant holders, which removed the down-round pricing protection provision, resulting in 269,657 of these warrants being reclassified from liability instruments to equity instruments. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised and as of the modification date for the warrants that were amended, with a corresponding increase in additional paid-in capital.

The derivative liabilities were valued upon issuance of the warrants and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	March 31, 2016	March 31, 2015
Closing price per share of common stock	$2.17	$3.54
Exercise price per share	$1.00	$1.00
Expected volatility	73.35%	76.80%
Risk-free interest rate	0.59%	0.56%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	0.96	1.96

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

5. Stockholders’ Equity

Common stock

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

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. The Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2013 to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares.  In addition, the Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2015 to further increase the number of shares of common stock that may be issued under the 2012 Plan by 6,000,000 shares, bringing the aggregate shares issuable under the 2012 Plan to 17,553,986. The 2012 Plan as amended and restated became effective on August 20, 2015 and terminates ten years after such date. As of March 31, 2016, 6,486,736 shares remain available for issuance under the 2012 plan.

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

On August 2, 2013, the Company entered into an Underwriting Agreement with Lazard Capital Markets LLC, acting as representative of the underwriters named in the Underwriting Agreement and joint book-runner with Oppenheimer & Co. Inc., relating to the issuance and sale of 10,350,000 shares of the Company’s common stock, which includes the issuance and sale of 1,350,000 shares pursuant to an overallotment option exercised by the Underwriters on August 5, 2013 (the “2013 Offering”). JMP Securities LLC and Maxim Group LLC each acted as co-managers for the 2013 Offering. The price to the public in the 2013 Offering was $4.50 per share, and the Underwriters purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $4.23 per share. The net proceeds to the Company from the 2013 Offering were approximately $43.4 million, after deducting underwriting discounts and commissions and other offering expenses of $3.2 million payable by the Company, including the Underwriters’ exercise of the overallotment option. The transactions contemplated by the Underwriting Agreement closed on August 7, 2013.

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in at-the-market offerings, as defined by the SEC, and pursuant to the 2013 Shelf. During the years ended March 31, 2016, 2015 and 2014, the Company issued 0, 2,197,768 and 334,412 shares of common stock in at-the-market offerings under the distribution agreement with net proceeds of $0, $16.1 million and $3.5 million, respectively.

In December 2014, the Company entered into an equity offering sales agreement with another investment banking firm. Under the terms of the sales agreement, the Company may offer and sell shares of its common stock, from time to time, through the investment bank in at-the-market offerings, as defined by the SEC, and pursuant to the Company’s 2013 Shelf. During the years ended March 31, 2016 and 2015, the Company issued 0 and 1,000,000 shares of common stock in at-the-market offerings under the sales agreement with net proceeds of $0 and $6.2 million, respectively. The Company intends to use the net proceeds raised through any at-the-market sales for general corporate purposes, including research and development, the commercialization of the Company’s products, general administrative expenses, and working capital and capital expenditures.

The Company will limit future sales under the 2013 distribution agreement and the 2014 sales agreement to ensure that it does not exceed the maximum amount available for sale under its effective shelf registration statement previously filed with the SEC. Based on its use of the shelf registration statement through March 31, 2016, the Company cannot sell more than an aggregate of $26,777,785 in shares of common stock under the 2013 distribution agreement and the 2014 sales agreement.

A shelf registration statement on Form S-3 (File No. 333-202382), or the 2015 shelf, was filed with the SEC on February 27, 2015 authorizing the offer and sale in one or more offerings of up to $190,000,000 in aggregate of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. The 2015 shelf was declared effective by the SEC on March 17, 2015.

In addition, during the years ended March 31, 2016 and 2015, the Company issued 32,914 and 210,600 shares of common stock upon exercise of 43,796 and 211,647 warrants, respectively.

During the years ended March 31, 2016 and 2015, the Company issued 116,001 and 205,033 shares of common stock upon exercise of 116,001 and 205,684 stock options, respectively.

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

Restricted stock awards

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

During the year ended December 31, 2012, the Company issued an aggregate 950,000 of restricted stock awards to certain members of senior management and 130,000 restricted stock awards to non-executive employees. The vesting schedule is 25% on each anniversary of the vesting start date over four years. Additionally, the Company issued 100,000 restricted stock awards to a consultant. The vesting schedule is 100% after six months.

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

During the year ended March 31, 2016, 129,900 restricted stock awards were surrendered related to shares of common stock returned to the Company, at the option of the holder, to cover the tax liability related to the vesting of 250,000 restricted stock awards. Upon the return of the common stock, 129,900 stock option grants with immediate vesting were granted to the individual at the vesting date market value strike price.

During the year ended March 31, 2016, there were 2,500 restricted stock awards forfeited by one employee upon termination of their employment with the Company.

A summary of the Company’s restricted stock award activity is as follows:

Number of Shares
Unvested at March 31, 2013	985,742
Granted	60,000
Vested	(472,247)
Canceled / forfeited	—
Unvested at March 31, 2014	573,495
Granted	—
Vested	(262,245)
Canceled / forfeited	(52,500)
Unvested at March 31, 2015	258,750
Granted	—
Vested	(250,000)
Canceled / forfeited	(2,500)
Unvested at March 31, 2016	6,250

The fair value of each restricted stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in operating expenses for employees and non-employees of approximately $215,000, $421,000, and $817,000, during the years ended March 31, 2016, 2015 and 2014, respectively. Expense for each of the periods included approximately $5,000, $15,000, and $16,000, for research and development during the years ended March 31, 2016, 2015 and 2014, respectively. General and administrative expense for the years ended March 31, 2016, 2015 and 2014 were approximately $210,000, $406,000, and $801,000, respectively.

As of March 31, 2016, total unrecognized restricted stock-based compensation expense was approximately $3,000, which will be recognized over a weighted average period of 0.25 years.

Stock options

During the years ended March 31, 2016 and 2015, under the 2012 Equity Incentive Plan, 2,966,778 and 1,429,191 incentive stock options were issued, respectively, at various exercise prices. The stock options generally vest on the one year anniversary of the grant date, quarterly over a three year period, or over a four-year period, with a quarter vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining 36 month terms with the exception of 129,900 and 139,316 of the incentive stock option grants during the years ended March 31, 2016 and 2015, respectively, that have immediate vesting at the grant date, 0 and 56,500 of the incentive stock option grants in the years ended March 31, 2016 and 2015, respectively, that vest quarterly over three years, and 185,000 and 128,500 of the incentive stock option grants in the years ended March 31, 2016 and 2015, respectively, that vest after one full year.

The following table summarizes stock option activity for the years ended March 31, 2016 and 2015:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2014	5,935,888	$4.87	$20,482,823
Options granted	1,429,191	$6.18
Options canceled	(45,847)	$7.17
Options exercised	(205,684)	$1.73	$883,795
Outstanding at March 31, 2015	7,113,548	$5.21	$4,969,499
Options granted	2,966,778	$3.87
Options canceled	(349,698)	$6.30
Options exercised	(116,001)	$2.76	$112,441
Outstanding at March 31, 2016	9,614,627	$4.79	$1,927,137
Vested and Exercisable at March 31, 2016	5,165,836	$4.45	$1,860,789

The weighted-average remaining contractual term of options exercisable and outstanding at March 31, 2016 was approximately 6.16 years.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Year Ended March 31, 2016	Year Ended March 31, 2015
Dividend yield	—	—
Volatility	73.96%	76.90%
Risk-free interest rate	1.57%	1.60%
Expected life of options	6.00 years	6.00 years
Weighted average grant date fair value	$2.52	$4.14

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

The total stock option based compensation recorded as operating expense was approximately $8,341,000, $6,599,000, and $3,783,000 for the years ended March 31, 2016, 2015 and 2014, respectively. Research and development expense for the years ended March 31, 2016, 2015 and 2014 were approximately $1,243,000, $1,175,000, and $462,000, respectively. General and administrative expense for the years ended March 31, 2016, 2015 and 2014 were approximately $7,098,000, $5,424,000, $3,321,000, respectively.

Included in total stock option-based compensation for the year ended March 31, 2016 is additional expense resulting from acceleration of the vesting schedule to fully vest options held by a terminated executive as pursuant to the 2012 Equity Incentive Plan. Additionally, as part of the severance agreement, a modification was made to extend the exercise period of the fully vested options, resulting in an incremental expense.

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2016 was approximately $13,385,000 and the weighted average period over which these grants are expected to vest is 2.48 years.

Warrants

During the years ended December 31, 2012 and 2011, the Company issued warrants to investors to purchase 21,347,182 and 2,909,750 shares, respectively, of its common stock.

During the years ended March 31, 2016, 2015 and 2014, 0, 203,000 and 225,000 of these warrants were exercised for cash proceeds of approximately $0, $445,000 and $210,000, respectively, and 43,796, 8,647 and 2,628,003 of these warrants were exercised through a cashless exercise for issuance of 32,914, 7,600 and 2,139,577 shares of common stock, respectively.

During the year ended March 31, 2014, derivative liability warrants of 1,920,874 were exercised.

During the year ended March 31, 2014, the Company entered into amendment agreements for 269,657 warrants to purchase common stock which reduced the exercise price of the warrants from $1.00 to $0.85, which removed the down-round price protection provision of the warrant agreement related to the adjustment of exercise price upon issuance of additional shares of common stock. As a result of the removal of the down-round price protection provision, the warrants were reclassified from liability to equity instruments at their fair value. The Company determined the incremental expense associated with the modification based on the fair value of the awards prior to and subsequent to the modification. The fair value of the awards subsequent to modification was calculated using the Black-Scholes model. The incremental expense associated with the modification of approximately $12,000 was recognized as interest expense for the year ended March 31, 2014.

In 2012 the Company issued a total of 650,000 warrants to purchase common stock, in connection with consulting agreements, at prices ranging from $1.70 to $3.24, with lives ranging from two to five years, to be earned over service periods of up to six months. During the years ended March 31, 2016 and 2015, no warrants held by consultants were exercised. During the year ended March 31, 2014, 348,630 warrants held by consultants were exercised resulting in proceeds to the Company of approximately $891,000. As of March 31, 2016, 1,370 of these warrants are outstanding.

During November 2013, the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 75,000 warrants to purchase common stock, at a price of $7.36, with a life of five years, to be earned over a twelve month service period. The fair value of the warrants was estimated to be approximately $404,000, which was recognized as a prepaid asset and is being amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 96.90% and a risk-free interest rate factor of 0.60%, was used to determine the value. The Company recognized approximately $0 and $43,000 during the years ended March 31, 2016 and 2015, respectively, related to these services. As of December 31, 2014, these warrants were fully expensed.

Additionally, during September 2014, the Company issued 50,000 warrants to a consultant in recognition of services previously provided. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. As of December 31, 2014, the full amount of the warrants related to these services, approximately $237,000 had been recognized.

During November 2014 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 145,000 warrants to purchase common stock, at a price of $6.84, with a life of five years, to be earned over a seventeen month service period ending on March 31, 2016. The final number of vested warrant shares was 95,000, based on management’s judgment of the satisfaction of specific performance metrics. The fair value of the warrants was estimated to be approximately $74,000, which was revalued and amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 73.4% and a risk-free interest rate factor of 1.21%, was used to determine the value as of March 31, 2016. The Company recognized approximately $41,000 and $36,000 during the years ended March 31, 2016 and 2015, respectively, related to these services. As of March 31, 2016, these warrants were fully expensed.

The following table summarizes warrant activity for the years ended March 31, 2016 and 2015:

	Warrants	Weighted-Average Exercise Price
Balance at March 31, 2014	1,194,756	$1.79
Granted	195,000	$7.04
Expired / Canceled	—	—
Exercised	(211,647)	$2.14
Balance at March 31, 2015	1,178,109	$2.59
Granted	—	—
Expired / Canceled	(87,500)	$7.06
Exercised	(43,796)	$1.00
Balance at March 31, 2016	1,046,813	$2.29

The warrants outstanding at March 31, 2016 are immediately exercisable at prices between $0.85 and $7.62 per share, and have a weighted average remaining term of approximately 1.28 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at March 31, 2016:

Common stock warrants outstanding	1,046,813
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	15,479,171
Total	17,148,176

Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no present plans to issue shares of preferred stock.

6. Commitments and Contingencies

Operating leases

The Company leases laboratory and office space in San Diego, California under three non-cancelable leases as described below.

Since July 2012, the Company has leased its main facility at 6275 Nancy Ridge Drive, San Diego, CA 92121. The lease, as amended in 2013 and 2015, consists of approximately 30,895 rentable square feet containing laboratory, clean room and office space. Monthly rental payments are currently approximately $83,000 per month with 3% annual escalators. The lease term expires September 1, 2021 with the option to terminate on or after September 1, 2019. The Company also has a right of first refusal on adjacent additional premises of approximately 14,500 square feet.

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

Rent expense was approximately $1,088,000, $968,000, and $561,500 for the years ended March 31, 2016, 2015 and 2014, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2016, are as follows (in thousands):

Fiscal year ended March 31, 2017	$1,313
Fiscal year ended March 31, 2018	1,148
Fiscal year ended March 31, 2019	1,044
Fiscal year ended March 31, 2020	1,072
Fiscal year ended March 31, 2021	1,104
Thereafter	467
Total	$6,148

Legal matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability.

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

7. Licensing Agreements and Research Contracts

University of Missouri

In March 2009, the Company entered into a license agreement with the Curators of the University of Missouri to in-license certain technology and intellectual property relating to self-assembling cell aggregates and to intermediate cellular units. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the University of Missouri royalties ranging from 1% to 3% of net sales of covered tissue products, and of the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales achieved by the Company each year. A minimum annual royalty of $25,000 is due beginning in calendar 2017 and will be credited against royalties due during the subsequent twelve months. The license agreement terminates upon expiration of the patents licensed and is subject to certain conditions as defined in the license agreement, which are expected to expire after 2029.

In March 2010, the Company entered into a license agreement with the Curators of the University of Missouri to in-license certain technology and intellectual property relating to engineered biological nerve grafts. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the University of Missouri royalties ranging from 1% to 3% of net sales of covered tissue products depending on the level of net sales achieved by the Company each year. The license agreement terminates upon expiration of the patents licensed and is subject to certain conditions as defined in the license agreement.

Clemson University

In May 2011, the Company entered into a license agreement with Clemson University Research Foundation to in-license certain technology and intellectual property relating to ink-jet printing of viable cells. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the University royalties ranging from 1.5% to 3% of net sales of covered tissue products and the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales reached each year. The license agreement terminates upon expiration of the patents licensed, which is expected to expire in May 2024, and is subject to certain conditions as defined in the license agreement. Minimum annual royalty payments of $20,000 were due for each of the two years beginning with calendar 2014, and $40,000 per year beginning with calendar 2016. The annual minimum royalty is creditable against royalties owed during the same calendar year.

Capitalized license fees consisted of the following (in thousands):

	March 31, 2016	March 31, 2015
License fees	$148	$114
Less accumulated amortization	(43)	(34)
License fees, net	$105	$80

The above license fees, net of accumulated amortization, are included in Other Assets in the accompanying balance sheets and are being amortized over the life of the related patents. Amortization expense of licenses was approximately $9,700, $8,500, and $8,500 for the years ended March 31, 2016, 2015 and 2014, respectively. At March 31, 2016, the weighted average remaining amortization period for all licenses was approximately 11 years. The annual amortization expense of licenses for the next five years is estimated to be approximately $10,300 per year.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of March 31, 2016 and 2015 (in thousands):

	March 31, 2016	March 31, 2015
Deferred tax assets:
Net operating loss carry forwards	$—	$—
Research and development credits	—	—
Depreciation and amortization	(105)	(48)
Accrued expenses and reserves	862	826
Stock compensation	5,584	3,462
Other, net	12	6
Total deferred tax assets	6,353	4,246
Valuation allowance	(6,353)	(4,246)
	$—	$—

A full valuation allowance has been established to offset the deferred tax assets as management cannot conclude that realization of such assets is more likely than not. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of our net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. We have not completed an analysis to determine whether any such limitations have been triggered as of March 31, 2016. Until this analysis is completed, we have removed the deferred tax assets related to net operating losses and research credits from our deferred tax asset schedule. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. The valuation allowance increased by approximately $2,107,000 and $2,002,000 for the years ended March 31, 2016 and 2015, respectively.

The Company had federal and state net operating loss carryforwards of approximately $89,814,000 and $89,063,000 at March 31, 2016, respectively. The federal and state net operating loss carryforwards will begin expiring in 2028, unless previously utilized. The net operating loss carryforwards included approximately $6,332,000 of windfall tax benefits related to stock compensation that will be recorded as an increase to additional paid in capital if and when realized.

The Company had federal and state research tax credit carryforwards of approximately $1,351,000 and $1,578,000 at March 31, 2016, respectively. The federal research tax credit carryforwards begin expiring in 2028. The state research tax credit carryforwards do not expire.

In 2009 the Company adopted the accounting guidance for uncertainty in income taxes pursuant to ASC 740-10. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company did not record any accruals for income tax accounting uncertainties for the year ended March 31, 2016.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties from inception through March 31, 2016.

The Company does not have any unrecognized tax benefits that will significantly decrease or increase within 12 months of March 31, 2016.

The Company is subject to tax in the United States and in various state jurisdictions. As of March 31, 2016, the Company’s tax years from inception are subject to examination by the tax authorities. The Company is not currently under examination by any U.S. federal or state jurisdictions.

9. Concentrations

Credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at various financial institutions primarily located within the United States. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. Balances may exceed federally insured limits. The Company has not experienced losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it is in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of March 31, 2016.

10. Defined Contribution Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. During the year ended March 31, 2015, the 401(k) plan was amended (“the Amended Plan”) to include an employer matching provision. Under the terms of the Amended Plan, the Company will make matching contributions on up to the first 6 % of compensation contributed by its employees. Amounts expensed under the Company’s 401(k) plan for the years ended March 31, 2016 and 2015 were approximately $277,000 and $57,000, respectively.

11. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was originally effective for public companies for annual reporting periods beginning after December 15, 2016, with no early application permitted. In August 2015, the FASB issued ASU No. 2015-14 that defers by one year the effective date for all entities, with application permitted as of the original effective date. The updated standard becomes effective for us on April 1, 2018, with early adoption permitted as of April 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that these updates will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of these standards on our ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize lease assets and lease liabilities on the balance sheet for leases with terms of more than 12 months and to disclose key information about leasing arrangements. This new guidance is effective for us on April 1, 2019, with early adoption permitted in any interim or annual period. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued an ASU 2015-17, which requires noncurrent classification of all deferred tax assets and liabilities for annual periods beginning after December 31, 2016, with early adoption permitted. The Company has elected to early adopt this update for the year ended March 31, 2017. The Company will apply this standard on a prospective basis. The effect of this update is not expected to be material to our financial statements.

12. Quarterly Financial Data (unaudited)

The following quarterly financial data, in the opinion of management, fairly presents the results for the periods presented (in thousands, except per share data):

	Year Ended March 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$306	$301	$328	$548
Net loss	(8,491)	(11,257)	(10,455)	(8,372)
Net loss per common share - basic and diluted	(0.10)	(0.12)	(0.11)	(0.09)
Weighted average shares used in computing net loss per common share—basic and diluted	82,993,966	92,385,150	92,396,358	92,402,668

	Year Ended March 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$99	$50	$155	$267
Net loss	(6,433)	(8,858)	(6,993)	(7,798)
Net loss per common share - basic and diluted	(0.08)	(0.11)	(0.09)	(0.10)
Weighted average shares used in computing net loss per common share—basic and diluted	78,241,373	78,933,884	80,491,120	80,946,849

13. Subsequent Events

None.

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

Under the supervision of our Chief Executive Officer and our Principal Financial Officer, and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Annual Report on Form 10-K.

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

Our management, under the supervision of our Chief Executive Officer and the Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, we used the framework included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Auditor’s Attestation Report on Internal Control Over Financial Reporting

Mayer Hoffman McCann P.C., our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year ended March 31, 2016 to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Principal Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2016 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.organovo.com.

Item 11. Executive Compensation.

Information relating to executive compensation will be included in the proxy statement for the 2016 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2016 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2016 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be included in the proxy statement for the 2016 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a).The following documents have been filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: The information required by this item is included in Item 8 of Part II of this report.
2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended March 31, 2016 and 2015 and have therefore been omitted.
3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Annual Report.

(b).The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

By:	/s/ Keith Murphy
Keith Murphy,
Chairman of the Board, Chief Executive Officer and President

Date:	June 9, 2016

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith Murphy and Jennifer Bush, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Murphy	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 9, 2016
Keith Murphy

/s/ Robert Baltera, Jr.	Director	June 9, 2016
Robert Baltera, Jr.

/s/ James Glover	Director	June 9, 2016
James Glover

/s/ Tamar Howson	Director	June 9, 2016
Tamar Howson

/s/ Richard Heyman	Director	June 9, 2016
Richard Heyman

/s/ Kirk Malloy	Director	June 9, 2016
Kirk Malloy

EXHIBIT INDEX

Exhibit No.	Description

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

10.3	Form of Share Cancellation Agreement and Release (incorporated by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

10.4+	Organovo, Inc. 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

10.5+	Organovo Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

10.6+

Form of Stock Option Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

10.7+	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

Exhibit No.	Description
10.12†

License Agreement dated as of March 24, 2009, by and between Organovo, Inc. and the Curators of the University of Missouri, **** (incorporated by reference from Exhibit 10.23 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2012)

10.13†

License Agreement dated as of March 12, 2010 by and between the Company and the University of Missouri, **** (incorporated by reference from Exhibit 10.24 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2012)

10.14†

License Agreement dated as of May 2, 2011, by and between the Company and Clemson University Research Foundation, **** (incorporated by reference from Exhibit 10.25 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2012)

10.15+

Executive Employment Agreement, dated February 28, 2012, by and between Keith Murphy and Organovo, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 1, 2012)

10.16

First Amendment to Lease, dated December 4, 2013, by and between Organovo, Inc. and ARE-SD Region No. 25, LLC. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 6, 2014)

10.17+

Forms of Executive Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan. (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 6, 2014)

10.18+

Forms of Performance Based Restricted Stock Grant Notice and Performance Based Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan. (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 6, 2014)

10.19

Controlled Equity OfferingSM Sales Agreement, dated December 30, 2014, by and between Organovo Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 30, 2014 )

10.20+

Form of Non-Employee Director Stock Option Award Agreement under the 2012 Equity Incentive Plan* (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, as filed with the SEC on June 6, 2015)

10.21+

Form of Executive Stock Option Award Agreement under the 2012 Equity Incentive Plan* (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, as filed with the SEC on June 6, 2015)

10.22†

Research Collaboration Agreement, dated March 31, 2016, by and between Organovo Holdings, Inc. and L’Oréal USA Products, Inc.* (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, as filed with the SEC on June 6, 2015)

10.23+	Organovo Holdings, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2015)

10.24+

Form of Organovo Holdings, Inc. Severance and Change in Control Plan Participation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2015)

10.25+

Consulting, Separation Agreement and Release, between Barry Michaels and Organovo Holdings, Inc., dated March 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 5, 2016)

10.26+

Consulting Agreement, between Organovo Holdings, Inc., Organovo, Inc. and Barry Michaels, dated March 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on April 5, 2016)

21.1	Subsidiaries of Organovo Holdings, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

23.1	Consent of Independent Registered Public Accounting Firm*

24.1	Power of Attorney (included on signature page hereto)*

31.1	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchanges Act of 1934, as amended.*

32.1	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.*

Exhibit No.	Description
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
*	Filed herewith.
+	Designates management contracts and compensation plans.
†

This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.