Form 10-Q
period 2016-06-30
ORGANOVO HOLDINGS, INC.
filed 2016-08-04
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, a total of 92,655,870 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	June 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$53,538	$62,091
Accounts receivable	103	259
Inventory, net	512	334
Prepaid expenses and other current assets	1,028	968
Total current assets	55,181	63,652
Fixed assets, net	3,456	3,711
Restricted cash	79	79
Other assets, net	131	134
Total assets	$58,847	$67,576
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$481	$787
Accrued expenses	1,715	2,450
Deferred rent	140	139
Deferred revenue	791	1,110
Warrant liabilities	9	4
Total current liabilities	3,136	4,490
Deferred rent, net of current portion	868	905
Total liabilities	$4,004	$5,395
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 92,389,730 and 92,391,989 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	92	92
Additional paid-in capital	224,388	222,959
Accumulated deficit	(169,637)	(160,870)
Total stockholders’ equity	54,843	62,181
Total Liabilities and Stockholders’ Equity	$58,847	$67,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Revenues
Products and services	$674	$209
Collaborations	213	14
Grants	4	83
Total Revenues	891	306

Cost of revenues	168	—
Research and development expenses	4,444	4,142
Selling, general, and administrative expenses	5,056	4,622
Total costs and expenses	9,668	8,764
Loss from Operations	(8,777)	(8,458)
Other Income (Expense)
Change in fair value of warrant liabilities	(5)	(38)
Interest income	37	8
Total Other Income (Expense)	32	(30)
Income Tax Expense	(22)	(3)
Net Loss	$(8,767)	$(8,491)
Net loss per common share—basic and diluted	$(0.09)	$(0.10)
Weighted average shares used in computing net loss per common share—basic and diluted	92,391,964	82,993,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities
Net loss	$(8,767)	$(8,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	135
Change in fair value of warrant liabilities	5	38
Stock-based compensation	1,429	1,780
Amortization of warrants issued for services	—	(95)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	156	(132)
Inventory	(178)	(3)
Prepaid expenses and other assets	(41)	256
Accounts payable	(306)	(357)
Accrued expenses	(735)	(611)
Deferred rent	(36)	(8)
Deferred revenue	(319)	1,193
Net cash used in operating activities	(8,541)	(6,295)
Cash Flows From Investing Activities
Purchases of fixed assets	(12)	(1,135)
Net cash used in investing activities	(12)	(1,135)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	—	43,214
Proceeds from exercise of stock options	—	77
Principal payments on capital lease obligations	—	(3)
Net cash provided by financing activities	—	43,288
Net Increase (Decrease) in Cash and Cash Equivalents	(8,553)	35,858
Cash and Cash Equivalents at Beginning of Period	62,091	50,142
Cash and Cash Equivalents at End of Period	$53,538	$86,000
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$22	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

During the three months ended June 30, 2015, the warrant liability was reduced by approximately $138 as a result of warrant exercises.

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

The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations, stockholders’ equity and cash flows in accordance with generally accepted accounting principles (“GAAP”). The balance sheet at March 31, 2016 is derived from the Company’s audited balance sheet at that date.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2016. Operating results for interim periods are not necessarily indicative of operating results for the Company’s fiscal year ending March 31, 2017.

Liquidity

As of June 30, 2016, the Company had an accumulated deficit of approximately $169.6 million. The Company also had negative cash flows from operations of approximately $8.5 million during the three months ended June 30, 2016.

Through June 30, 2016, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and through revenue derived from product and research service-based agreements, collaborative research agreements, and grants. Based on its current operating plan and available cash resources, the Company believes it has sufficient resources to fund its business for at least the next twelve months.

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

Fair value measurement

The Company has issued warrants, of which some are classified as derivative liabilities as a result of the terms in the warrants that provide for down-round protection in the event of a dilutive issuance. The Company uses Level 3 inputs (unobservable inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities) for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions (see Note 2). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any change in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities. Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk-free interest rate. Future changes in these factors may have an impact on the computed fair value of the warrant liability.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at June 30 and March 31, 2016 (in thousands):
	Balance at June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$9	—	—	$9

	Balance at March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$4	—	—	$4

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended June 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability (in thousands)
Balance at March 31, 2016	$4
Issuances	—
Adjustments to estimated fair value	5
Warrant liability removal due to settlements	—
Warrant liability reclassified to equity	—
Balance at June 30, 2016	$9

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2016 and March 31, 2016, the Company had approximately $791,000 and $1,110,000, respectively, in deferred revenue related to its grants, collaborative research programs and research service agreements.

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

Research and development revenue under collaborative agreements

The Company’s collaboration revenue consists of license and collaboration agreements that contain multiple elements, which may include non-refundable up-front fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. The Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

In November 2014, the Company entered into a collaborative nonexclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for surgical transplantation research. The Company has recorded $12,500 for each of the three months ended June 30, 2016 and 2015 in revenue related to this collaboration in recognition of the proportional performance achieved.

In April 2015, the Company entered into a research collaboration agreement with a third party to develop custom tissue models for fixed fees. Based on the proportional performance achieved under this agreement, no collaboration revenue was recorded for the three months ended June 30, 2016 or 2015. Approximately $352,000 in collaboration revenue has been recognized to date under this agreement as of June 30, 2016.

Also in April 2015, the Company entered into a multi-year research agreement with a third party to develop multiple custom tissue models for use in drug development. Approximately $200,000 and $0 were recorded as revenue in recognition of the proportional performance achieved under this agreement during the three months ended June 30, 2016 and 2015, respectively.

In June 2016, the Company announced it had entered into another collaborative nonexclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for skeletal disease research. The Company received an up-front payment in June 2016 which has initially been recorded as deferred revenue. No revenue has been recorded under this agreement as of June 30, 2016.

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

Grant revenues

During August 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $4,000 for the three months ended June 30, 2016. Revenue recognized under this grant was approximately $9,000 for the three months ended June 30, 2015.

During September 2014, the NIH awarded the Company a research grant totaling approximately $222,000. The grant provides for fixed payments based on the achievement of certain milestones. As such, revenue is recognized upon completion of substantive milestones. Revenue recognized under this grant was approximately $74,000 for the three months ended June 30, 2015. The full amount of this grant has been recognized as revenue as of September 30, 2015.

Cost of revenues

We reported $0.2 million in cost of revenues for the three months ended June 30, 2016.  This is our first period reporting this expense line item, which captures all of our costs related to manufacturing and delivering our product and service revenue. Cost of revenues for the three months ended June 30, 2015 was minimal and was included in research and development expense.

Comprehensive income (loss)

For the three months ended June 30, 2016 and 2015, respectively, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2016 or 2015, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Common stock equivalents excluded from computing diluted net loss per share were approximately 11.6 million for the three months ended June 30, 2016, and 10.2 million for the three months ended June 30, 2015.

Note 2. Derivative Liability

During 2011 and 2012, the Company issued five-year warrants to purchase its common stock. For certain of these warrants, the exercise price is protected against down-round financing throughout the term of the warrant. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

The Company revalues the warrants classified as derivative liabilities as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $9,000 and $4,000 as of June 30, 2016 and March 31, 2016, respectively. The changes in fair value of the derivative liabilities were increases of approximately $5,000 and $38,000 for the three months ended June 30, 2016 and 2015, respectively, and are included in other income (expense) in the statements of operations.

During the three months ended June 30, 2016 and 2015, 0 and 38,234 warrants, respectively, that were classified as derivative liabilities were exercised. The warrants were revalued as of the applicable settlement dates, and the change in fair value was recognized to earnings.

The derivative liabilities were valued at the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	June 30, 2016	March 31, 2016
Closing price per share of common stock	$3.72	$2.17
Exercise price per share	$1.00	$1.00
Expected volatility	72.10%	73.35%
Risk-free interest rate	0.45%	0.59%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	0.71	0.96

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

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. The Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2013 to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares. In addition, the Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2015 to further increase the number of shares of common stock that may be issued under the 2012 Plan by 6,000,000 shares, bringing the aggregate shares issuable under the 2012 Plan to 17,553,986. The 2012 Plan as amended and restated became effective on August 20, 2015 and terminates ten years after such date. As of June 30, 2016, 5,575,475 shares remain available for issuance under the 2012 plan.

The Company filed a shelf registration statement on Form S-3 (File No. 333-189995), or the 2013 Shelf, with the SEC on July 17, 2013 authorizing the offer and sale in one or more offerings of up to $100,000,000 in aggregate of common stock, preferred stock, debt securities, or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. This 2013 Shelf was declared effective by the SEC on July 26, 2013. On July 20, 2016, the Company filed a post-effective amendment to the 2013 Shelf to deregister the $26,777,784 of common stock remaining unsold as of such date under the 2013 Shelf. As a result of the post-effective amendment, no further shares of common stock may be issued pursuant to the 2013 Shelf.

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

In December 2014, the Company entered into an equity offering sales agreement, or the 2014 Sales Agreement, with Cantor Fitzgerald. Under the terms of the 2014 Sales Agreement, the Company may offer and sell shares of its common stock, from time to time, through the investment bank in at-the-market offerings and pursuant to the 2013 Shelf. During the three months ended June 30, 2016 and 2015, the Company issued no shares of common stock in at-the-market offerings under the 2014 Sales Agreement. As of June 30, 2016, the Company sold 1,000,000 shares of common stock in at-the-market offerings under the 2014 Sales Agreement, with net proceeds of approximately $6.2 million. On July 20, 2016, the Company filed a prospectus supplement to move the remaining $26,560,000 of the shares of common stock that previously could have been sold pursuant to the 2014 Sales Agreement under the 2013 Shelf to the 2015 Shelf, which does not expire until March 17, 2018.

During the three months ended June 30, 2016 and 2015, the Company issued 0 and 30,186 shares of common stock upon the exercise of 0 and 38,234 warrants, respectively.

Finally, during the three months ended June 30, 2016 and 2015, the Company issued 0 and 25,503 shares of common stock upon the exercise of 0 and 25,503 stock options, respectively.

Restricted stock awards

During the three months ended June 30, 2016 and 2015, there were 2,259 and 2,259 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 6,250 and 6,250 restricted stock awards, respectively. Upon the return of the common stock, an equal number of stock options with immediate vesting were granted to the individuals at the vesting date market value strike price. A summary of the Company’s restricted stock award activity from March 31, 2016 through June 30, 2016 is as follows:

Number of Shares
Unvested at March 31, 2016	6,250
Granted	—
Vested	(6,250)
Canceled / forfeited	—
Unvested at June 30, 2016	—

The fair value of each restricted stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in general and administrative expenses for employees and non-employees of approximately $3,000 and $103,000 for the three months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was no unrecognized stock-based compensation expense for restricted stock awards.

Restricted stock units

During the three months ended June 30, 2016 the Company issued restricted stock units for an aggregate of 519,850 shares of common stock to its employees. These shares of common will be issued upon vesting of the restricted stock units. Vesting will occur quarterly over a four year period. A summary of the Company’s restricted stock unit activity from March 31, 2016 through June 30, 2016 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2016	—	$—
Granted	519,850	$3.21
Vested	—	$—
Canceled / forfeited	—	$—
Unvested at June 30, 2016	519,850	$3.21

The fair value of each restricted common stock unit is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant. The Company recorded restricted stock-based compensation expense in operating expenses for employees of approximately $21,000 for the three months ended June 30, 2016. Stock-based compensation expense included in research and development was $18,000 for the three months ended June 30, 2016. Stock-based compensation expense included in general and administrative expense was $3,000 for the three months ended June 30, 2016.

As of June 30, 2016, total unrecognized stock-based compensation expense related to restricted stock units was approximately $1,647,000, which will be recognized over a weighted average period of 3.15 years.

Stock options

Under the 2012 Plan, 416,640 and 1,762,641 stock options were issued during the three months ended June 30, 2016 and 2015, respectively, at various exercise prices based on the closing market price of the Company’s common stock on the NYSE MKT on the date of the grant. The stock options generally vest (i) on the one year anniversary of the grant date, (ii) quarterly over a three year period, (iii) quarterly over a four year period, or (iv) over a four-year period, with 25% vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining term.

A summary of the Company’s stock option activity for the three months ended June 30, 2016 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2016	9,614,627	$4.79	$1,927,137
Options granted	416,640	$3.21
Options canceled / forfeited	(22,970)	$3.64
Options exercised	—	$—	$—
Outstanding at June 30, 2016	10,008,297	$4.72	$7,092,419
Vested and Exercisable at June 30, 2016	5,862,904	$4.55	$5,416,930

The weighted-average remaining contractual term of options exercisable and outstanding at June 30, 2016 was approximately 6.18 years.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Dividend yield	—	—
Volatility	71.30%	74.25%
Risk-free interest rate	1.20%	1.65%
Expected life of options	6.00 years	6.00 years
Weighted average grant date fair value	$2.03	$3.22

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

The total stock option-based compensation recorded as operating expense was approximately $1,405,000 and $1,677,000 for the three months ended June 30, 2016 and 2015, respectively. Expense included in research and development was $390,000 and $349,000 for the three months ended June 30, 2016 and 2015, respectively. Expense included in general and administrative was $1,015,000 and $1,328,000 for the three months ended June 30, 2016 and 2015, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2016 was approximately $11,840,000 and the weighted average period over which these grants are expected to vest is 2.42 years.

Warrants

During the three months ended June 30, 2016 there were no warrant exercises. During the three months ended June 30, 2015, 38,234 warrants were exercised through a cashless exercise provision for issuance of 30,186 shares of common stock. In addition, during the three months ended June 30, 2015, a warrant that was previously expected to be issued to a service provider and had been expensed in prior periods at its approximate value of $130,000, was cancelled, and the amount was reversed against operating expense during the quarter.

Of the warrants exercised during the three months ended June 30, 2016 and 2015, 0 and 38,234, respectively, were derivative liabilities and were valued at the settlement date. For the three months ended June 30, 2016 and 2015, respectively, approximately $0 and $138,000, respectively, of the warrant liability was extinguished due to the exercise of these warrants. (See Note 2).

During November 2014 the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 145,000 warrants to purchase common stock, at a price of $6.84, with a life of five years, to be earned over a seventeen month service period ending on March 31, 2016. The final number of vested warrant shares was 95,000, based on management’s judgment of the satisfaction of specific performance metrics. The fair value of the warrants was estimated to be approximately $74,000, which was revalued and amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they did not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 73.4% and a risk-free interest rate factor of 1.21%, was used to determine the value as of March 31, 2016. The Company recognized expense of approximately $34,000 during the three months ended June 30, 2015, related to these services. As of March 31, 2016, these warrants were fully expensed.

The following table summarizes warrant activity for the three months ended June 30, 2016:

	Warrants	Weighted- Average Exercise Price
Balance at March 31, 2016	1,046,813	$2.29
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Balance at June 30, 2016	1,046,813	$2.29

The warrants outstanding at June 30, 2016 are exercisable at prices between $0.85 and $7.62 per share, and have a weighted average remaining term of approximately 1.03 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at June 30, 2016:

Common stock warrants outstanding	1,046,813
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	14,961,580
Restricted stock units outstanding under the 2012 Plan	519,850
Total	17,150,435

Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no current plans to issue shares of preferred stock.

Note 4. Commitments and Contingencies

Operating leases

The Company leases laboratory and office space in San Diego, California under three non-cancelable leases as described below.

Since July 2012, the Company has leased its main facilities at 6275 Nancy Ridge Drive, San Diego, CA 92121. The lease, as amended in 2013 and 2015, consists of approximately 30,895 rentable square feet containing laboratory, clean room and office space. Monthly rental payments are currently approximately $83,000 per month with 3% annual escalators. The lease term expires September 1, 2021 with the option to terminate on or after September 1, 2019. The Company also has a right of first refusal on adjacent additional premises of approximately 14,500 square feet.

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

Rent expense was approximately $303,000 and $277,000 for the three months ended June 30, 2016 and 2015, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2016, are as follows (in thousands):

Fiscal year ended March 31, 2017	$976
Fiscal year ended March 31, 2018	1,148
Fiscal year ended March 31, 2019	1,044
Fiscal year ended March 31, 2020	1,072
Fiscal year ended March 31, 2021	1,104
Thereafter	468
Total	$5,812

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it is in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of June 30, 2016.

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

Note 7. Subsequent Events

On July 11, 2016, the Compensation Committee of the Board of Directors authorized the annual equity grants for the Company’s executive officers for fiscal 2017.  In connection therewith, the Company awarded certain executive officers an aggregate of 900,000 stock options and 450,500 restricted stock units, which vest on a quarterly basis over a four year period.

In addition, the Company has received approval to move its stock exchange listing from the NYSE MKT to the NASDAQ Global Market, with trading on the NYSE MKT to cease at the market close on August 5, 2016 and trading to commence on the NASDAQ Global Market at the market open on August 8, 2016. Its shares of common stock will continue to trade under the “ONVO” ticker symbol.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. This discussion and analysis contains forward-looking statements, such as statements related to our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through June 30, 2016 have been devoted primarily to technology and product development, raising capital and building infrastructure.

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

In addition, in September 2015, we established a wholly-owned subsidiary, Organovo UK, Ltd., to establish a sales presence in Europe. As of June 30, 2016, there has been no significant activity related to this subsidiary.

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2016, filed with the SEC on Form 10-K on June 9, 2016 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Overview

We are an early commercial stage company focused on developing and commercializing functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. We are introducing a paradigm shift in the generation of three-dimensional (“3D”) human tissues, by utilizing our proprietary platform technology to create human tissue constructs in 3D that mimic native human tissue composition, architecture, and function. We leverage our unique 3D human tissue models to improve the current industry standard cell-based and animal model testing approaches to drug discovery and development by creating 3D tissues constructed solely of human cells. We believe our foundational approach to the 3D printing of living tissues, as disclosed in peer-reviewed scientific publications, and the continuous evolution of our core bioengineering technology platform combine to provide us with the opportunity to fill many critical gaps in commercially available preclinical human tissue modeling and tissue transplantation. In November 2014, we announced the commercial release of our first product, the exVive3DTM Human Liver Tissue for use in toxicology and other preclinical drug testing. Initial revenues derived from the product have been and will continue to be predominantly through our research service model, which involves testing compounds provided to us for analysis by our customers. Prior to initiating the service, our technical staff assists customers in determining the extent of testing to be conducted utilizing our exVive3D Human Liver Tissue. Testing may include the analysis of one or multiple compounds under various dosing and duration protocols to determine toxicity and metabolic effects of the test compounds on the tissue model. Projects may involve multiple deliverables which are clearly defined and based on pricing as stated in the related customer agreements. Consistent with our revenue recognition policies, revenue related to each deliverable will be recognized when delivered and the period of customer acceptance has been met. Revenue from projects without multiple deliverables will be recognized when the data package has been delivered to the customer and the term of customer acceptance has been met. In general, project duration is in the four- to six-month range.

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

For further information, refer to the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on June 9, 2016.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Revenues

For the three months ended June 30, 2016, total revenue of $0.9 million was $0.6 million, or approximately 191%, higher than total revenue for the three months ended June 30, 2015. Product and service revenue of approximately $0.7 million for the first quarter of fiscal 2017 increased 222% over product and service revenue of $0.2 million in the first quarter of fiscal 2016. This increase was primarily driven by increasing customer adoption of the exVive3D Human Liver Tissue product and research services, which were launched commercially in November 2014. In addition, collaboration revenue increased approximately $0.2 million as compared to the first quarter of fiscal 2016. This increase was driven by a substantial milestone achievement under a collaboration agreement with a pharmaceutical corporation to develop multiple custom tissue models.

Operating Expenses

Overview

Operating expenses increased approximately $0.9 million, or 10%, from approximately $8.8 million for the three months ended June 30, 2015 to $9.7 million for the three months ended June 30, 2016. Of this increase, approximately $0.4 million is related to increased selling, general and administrative expense, $0.3 million is related to increased investment in research and development, and $0.2 million is related to cost of revenues. These increases can be attributed to the Company’s continued implementation of its business plan, including hiring additional staff to support research and development initiatives, incremental investments associated with strategic growth and commercialization of its exVive3D Human Liver Tissue, expenses related to operating as a publicly traded corporation, and the expansion of its facilities.

Cost of Revenues

We reported $0.2 million in cost of revenues for the three months ended June 30, 2016.  This is our first period reporting this expense line item, which captures all of our costs related to manufacturing and delivering our product and service revenue. Cost of revenues for the three months ended June 30, 2015 was minimal and was included in research and development expense.

Research and Development Expenses

More specifically, research and development expenses increased 7% from approximately $4.1 million for the three months ended June 30, 2015 to $4.4 million for the three months ended June 30, 2016, as the Company increased its research staff to support its obligations under existing collaborative research agreements and to expand its product development team and activities to support sales of its commercial research services. Full-time research and development staffing increased from an average of fifty-seven full-time employees for the three months ended June 30, 2015 to an average of eighty full-time employees for the three months ended June 30, 2016, resulting in an increase in staffing expense of approximately $0.6 million, partially offset by a decrease in outsourced services.

Selling, General and Administrative Expenses

For the three months ended June 30, 2016, selling, general and administrative expenses were approximately $5.0 million, an increase of $0.4 million, or 9%, over the prior year period of approximately $4.6 million. This increase was primarily related to an increase in staffing expense of $0.5 million due to an increase in administrative headcount from an average of twenty-three full-time employees to an average of thirty-four full-time employees to provide strategic infrastructure in developing collaborative relationships and the commercialization of research-derived product introductions. This was partially offset by a decrease of approximately $0.4 million in stock compensation expense, primarily as a result of mark-to-market adjustment to an employee’s grants upon transition to non-employee status during fiscal year 2017, the departure of an executive officer in mid-fiscal 2016, and a decrease in expense related to restricted stock awards due to prior awards becoming fully vested in fiscal 2016.

Other Income (Expense)

Other income was less than $0.1 million for the three months ended June 30, 2016 and consisted primarily of interest income, which increased from the same period of fiscal 2016 due to higher average yields and investment balances. Other expense was less than $0.1 million for the three months ended June 30, 2015 and consisted primarily of losses related to revaluation of warrant derivative liabilities.

Financial Condition, Liquidity and Capital Resources

The Company has primarily devoted its efforts to technology and product development, raising capital and building infrastructure. In November 2014, the Company announced the full commercial release of its first product, the exVive3D Human Liver Tissue for use in toxicology and other preclinical drug testing, and has built a sales and marketing and research and development infrastructure to support the commercialization of research services for the exVive3D Human Liver Tissue.

The Company has incurred negative cash flows from operations. As of June 30, 2016, the Company had cash and cash equivalents of approximately $53.5 million and an accumulated deficit of $169.6 million. The Company also had negative cash flow from operations of $8.5 million during the three months ended June 30, 2016. At March 31, 2016, the Company had cash and cash equivalents of approximately $62.1 million and an accumulated deficit of $160.9 million.

At June 30, 2016, the Company had total current assets of approximately $55.2 million and current liabilities of approximately $3.1 million, resulting in working capital of $52.1 million. At March 31, 2016, we had total current assets of approximately $63.7 million and current liabilities of approximately $4.5 million, resulting in working capital of $59.2 million.

Net cash used by operating activities for the three months ended June 30, 2016 was approximately $8.5 million as compared to $6.3 million used in operating activities for the three months ended June 30, 2015. This $2.2 million increase in cash usage can be attributed primarily to a $0.9 million increase in operating expenses and changes in deferred revenue.

Net cash used in investing activities was less than $0.1 million and approximately $1.1 million for the three months ended June 30, 2016 and 2015, respectively. This decrease can be attributed to reduced capital spending during the three months ended June 30, 2016.

Net cash provided by financing activities decreased from $43.3 million provided during the three months ended June 30, 2015 to $0 provided during the three months ended June 30, 2016 due primarily to the timing of the closing of the Company’s public offering of common stock in June 2015 that yielded net proceeds of approximately $43.1 million.

Through June 30, 2016, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and from revenue derived from grants, collaborative research agreements, product sales and research-based services. Based on our current operating plan and available cash resources, we have sufficient resources to fund our ongoing operations as currently planned for at least the next twelve months.

The Company will need additional capital to further fund the development and commercialization of its human tissues that can be employed in drug discovery and development, biological research and as therapeutic implants for the treatment of damages or degenerating tissues and organs. The Company intends to cover its future operating expenses through cash on hand, revenue derived from research service agreements, product sales, grants, and collaborative research agreements and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

The Company has an effective shelf registration statement on Form S-3 (File No. 333-202382), or the 2015 Shelf, that expires on March 17, 2018. As of June 30, 2016, the Company is authorized to offer and sell under the 2015 Shelf, in one or more offerings,  common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units compromised one or more of the other securities. On July 20, 2016, the Company filed a prospectus supplement to the 2015 Shelf to register the sale of up to $26,560,000 of shares of its common stock in “at-the-market” offerings pursuant to an equity offering sales agreement it had entered into with an investment banking firm in December 2014.

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

As of June 30, 2016, the Company had 92,389,730 total issued and outstanding shares of common stock, and five-year warrants for the opportunity to purchase an additional 825,443 shares of common stock at exercise prices between $0.85 and $1.00 per share and 221,370 warrants with terms between two and five years and exercise prices between $2.28 and $7.62 per share.

In addition, the Company’s 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of its outstanding common stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 17,553,986 shares of its common stock, to executive officers, directors, advisory board members, employees and consultants. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans total 109,540,165 shares of common stock as of June 30, 2016.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant contractual obligations and related scheduled payments as of June 30, 2016 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations (A)	$5,812	$1,266	$2,166	$2,192	$188
Total	$5,812	$1,266	$2,166	$2,192	$188

(A)	Operating lease obligations are primarily comprised of remaining payments due under the Company’s facility leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are comprised of cash and cash equivalents. We currently do not hedge interest rate exposure. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We have limited foreign currency risk exposure as our business operates primarily in U.S. dollars. We do not have any significant foreign currency or other derivative financial instruments.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the quarterly period covered by this report were designed and operating effective.

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

ITEM 1A. RISK FACTORS

In evaluating the Company and an investment in our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission on June 9, 2016. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

10.1	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Retention Form) under 2012 Equity Incentive Plan*#

10.2	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Executive Form) under 2012 Equity Incentive Plan *#

10.3	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Employee Form) under 2012 Equity Incentive Plan *#

10.4	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Non-employee Director Form) under 2012 Equity Incentive Plan *#

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File*

*	Filed herewith.
#	Designates management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: August 4, 2016	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)