Form 10-Q
period 2016-12-31
ORGANOVO HOLDINGS, INC.
filed 2017-02-09
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 3, 2017, a total of 104,410,605 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$69,996	$62,091
Accounts receivable	1,030	259
Inventory, net	328	334
Prepaid expenses and other current assets	589	968
Total current assets	71,943	63,652
Fixed assets, net	3,937	3,711
Restricted cash	127	79
Other assets, net	124	134
Total assets	$76,131	$67,576
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$722	$787
Accrued expenses	2,936	2,450
Deferred rent	155	139
Deferred revenue	620	1,110
Warrant liabilities	8	4
Total current liabilities	4,441	4,490
Deferred rent, net of current portion	786	905
Total liabilities	$5,227	$5,395
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 104,095,729 and 92,391,989 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	104	92
Additional paid-in capital	259,470	222,959
Accumulated deficit	(188,660)	(160,870)
Accumulated unrealized gain (loss) on foreign currency revaluation	(10)	—
Total stockholders’ equity	70,904	62,181
Total Liabilities and Stockholders’ Equity	$76,131	$67,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Revenues
Products and services	$699	$293	$2,396	$689
Collaborations	443	25	1,001	58
Grants	9	10	21	188
Total Revenues	1,151	328	3,418	935

Cost of revenues	212	—	773	—
Research and development expenses	5,024	4,586	14,012	13,467
Selling, general, and administrative expenses	5,546	6,212	16,520	17,680
Total costs and expenses	10,782	10,798	31,305	31,147
Loss from Operations	(9,631)	(10,470)	(27,887)	(30,212)
Other Income (Expense)
Change in fair value of warrant liabilities	1	2	(4)	(27)
Interest income	50	13	124	39
Total Other Income (Expense)	51	15	120	12
Income Tax Expense	(1)	—	(23)	(3)
Net Loss	$(9,581)	$(10,455)	$(27,790)	$(30,203)
Currency Translation Adjustment	$(3)	$—	$(10)	$—
Comprehensive Loss	$(9,584)	$(10,455)	$(27,800)	$(30,203)
Net loss per common share—basic and diluted	$(0.09)	$(0.11)	$(0.29)	$(0.34)
Weighted average shares used in computing net loss per common share—basic and diluted	101,174,734	92,396,358	95,595,640	90,026,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities
Net loss	$(27,790)	$(30,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	824	560
Change in fair value of warrant liabilities	4	27
Stock-based compensation	5,540	7,049
Amortization of warrants issued for services	—	(99)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(771)	(165)
Inventory	6	(5)
Prepaid expenses and other assets	400	553
Accounts payable	(65)	(921)
Accrued expenses	486	237
Deferred rent	(103)	(54)
Deferred revenue	(490)	1,185
Net cash used in operating activities	(21,959)	(21,836)
Cash Flows From Investing Activities
Restricted cash deposits	(48)	—
Purchases of fixed assets	(1,061)	(1,711)
Proceeds from disposals of fixed assets	—	14
Purchases of intangible assets	—	(35)
Net cash used in investing activities	(1,109)	(1,732)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	30,401	43,137
Proceeds from exercise of stock options	582	320
Principal payments on capital lease obligations	—	(5)
Net cash provided by financing activities	30,983	43,452
Effect of currency exchange rate changes on cash and cash equivalents	(10)	—
Net Increase (Decrease) in Cash and Cash Equivalents	7,905	19,884
Cash and Cash Equivalents at Beginning of Period	62,091	50,142
Cash and Cash Equivalents at End of Period	$69,996	$70,026
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$23	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities ($ in thousands):

During the Nine Months Ended December 31, 2015, the warrant liability was reduced by approximately $139 as a result of warrant exercises.

During the Nine Months Ended December 31, 2015, approximately $374 of leasehold improvements were funded by the Company’s landlord as a lease incentive. The Company capitalized these costs as property, plant and equipment, with a corresponding increase in deferred rent that will be amortized over the remaining lease term.

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

Since its inception, the Company has devoted its efforts primarily to developing and commercializing a platform technology and functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company has also focused efforts on raising capital and building infrastructure. In November 2014, the Company announced the commercial release of its first product, the ExVive™ Human Liver Tissue for use in toxicology and other preclinical drug testing. In September 2016, the Company announced that it had begun commercial contracting for services relating to its second product, the ExVive™ Human Kidney tissue.

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

Liquidity

As of December 31, 2016, the Company had an accumulated deficit of approximately $188.7 million. The Company also had negative cash flows from operations of approximately $22.0 million during the nine months ended December 31, 2016.

Through December 31, 2016, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and through revenue derived from product and research service-based agreements, collaborative research agreements, and grants. On October 25, 2016, the Company closed the issuance and sale of 10,065,000 shares of its common stock in an underwritten public offering. The Company received net proceeds of approximately $25.7 million in the offering, after deducting underwriting discounts and commissions and the Company’s expenses. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months.

The Company’s future capital needs will depend on the revenues it generates through its commercialization efforts and the expenditures it elects to make to pursue its product development efforts and implement its business plan. As a result, the Company cannot predict with certainty when it may be required or otherwise elect to secure additional capital to fund its future operations and business plan.

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

Fair value measurement

The Company has one issued warrant to purchase shares of common stock, which is classified as a derivative liability as a result of the terms in the warrant that provide for down-round protection in the event of a dilutive issuance. The Company uses Level 3 inputs (unobservable inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities) for its valuation methodology for the warrant derivative liability. The estimated fair value was determined using a Monte Carlo option pricing model based on various assumptions (see Note 2). The Company’s derivative liability is adjusted to reflect estimated fair value at each period end, with any change in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liability. Various factors are considered in the pricing models the Company uses to value the warrant, including the Company’s current stock price, the remaining life of the warrant, the volatility of the Company’s stock price, and the risk-free interest rate. Future changes in these factors may have an impact on the computed fair value of the warrant liability. The fair value of the warrant liability was under $0.1 million as of both December 31, 2016 and March 31, 2016.

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2016 and March 31, 2016, the Company had approximately $620,000 and $1,110,000, respectively, in deferred revenue related to its grants, collaborative research programs and research service agreements.

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

In November 2014, the Company entered into a collaborative nonexclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for surgical transplantation research. The Company has recorded $7,000 and $12,500 for the three months ended December 31, 2016 and 2015, respectively, and $32,000 and $37,500 for the nine months ended December 31, 2016 and 2015, respectively, in revenue related to this collaboration in recognition of the proportional performance achieved.

In April 2015, the Company entered into a research collaboration agreement with a third party to develop custom tissue models for fixed fees. Based on the proportional performance achieved under this agreement, approximately $117,000 in collaboration revenue was recorded for the three and nine months ended December 31, 2016 and zero collaboration revenue was recorded for the three and nine months ended December 31, 2015. Approximately $470,000 in collaboration revenue has been recognized to date under this agreement as of December 31, 2016.

Also in April 2015, the Company entered into a multi-year research agreement with a third party to develop multiple custom tissue models for use in drug development. Approximately $302,000 and $835,000 were recorded as revenue in recognition of the proportional performance achieved under this agreement during the three and nine months ended December 31, 2016, respectively. Approximately $6,000 and $11,000 was recorded as revenue in recognition of the proportional performance achieved under this agreement during the three and nine months ended December 31, 2015, respectively.

In June 2016, the Company announced it had entered into another collaborative nonexclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for skeletal disease research. The Company received an up-front payment in June 2016, which has initially been recorded as deferred revenue. Revenue of $17,000 has been recorded under this agreement during the three and nine months ended December 31, 2016.

In December 2016, the Company signed another collaborative nonexclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing an architecturally correct kidney for potential therapeutic applications. The Company received an up-front payment in January 2017, which has been recorded as deferred revenue. No revenue has been recorded under this agreement yet as the printer has not yet been installed at the university as of December 31, 2016.

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

Grant revenue

During August 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $9,000 and $21,000 for the three and nine months ended December 31, 2016, respectively. Revenue recognized under this grant was approximately $10,000 and $40,000 for the three and nine months ended December 31, 2015, respectively.

During September 2014, the NIH awarded the Company a research grant totaling approximately $222,000. The grant provides for fixed payments based on the achievement of certain milestones. As such, revenue is recognized upon completion of substantive milestones. Revenue recognized under this grant was approximately $ 0 and $148,000 for the three and nine months ended December 31, 2015, respectively. The full amount of this grant has been recognized as revenue as of September 30, 2015.

Cost of revenues

We reported $0.2 million and $0.8 million in cost of revenues for the three and nine months ended December 31, 2016, respectively. This is our third period reporting this expense line item, which reflects expenses related to manufacturing and delivering our product and service revenue. Cost of revenues for the three and nine months ended December 31, 2015 were minimal and were included in research and development expense.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and nine months ended December 31, 2016 or 2015, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Common stock equivalents excluded from computing diluted net loss per share were approximately 12.7 million at December 31, 2016, and 10.5 million at December 31, 2015.

Note 2. Derivative Liability

During 2011 and 2012, the Company issued five-year warrants to purchase its common stock. For certain of these warrants, the exercise price is protected against down-round financing throughout the term of the warrant. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

The Company revalues the warrants classified as derivative liabilities as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $8,000 and $4,000 as of December 31, 2016 and March 31, 2016, respectively. The changes in fair value of the derivative liabilities were decreases of approximately $1,000 and $2,000 for the three months ended December 31, 2016 and 2015, respectively, and increases of approximately $4,000 and $27,000 for the nine months ended December 31, 2016 and 2015, respectively, and are included in other income (expense) in the statements of operations.

During the three months ended December 31, 2016 and 2015, no warrants that were classified as derivative liabilities were exercised. During the nine months ended December 31, 2016 and 2015, 0 and 38,234 warrants, respectively, that were classified as derivative liabilities were exercised. The warrants were revalued as of the applicable settlement dates, and the change in fair value was recognized to earnings.

The derivative liabilities were valued at the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	December 31, 2016	March 31, 2016
Closing price per share of common stock	$3.39	$2.17
Exercise price per share	$1.00	$1.00
Expected volatility	74.92%	73.35%
Risk-free interest rate	0.51%	0.59%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	0.21	0.96

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

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. The Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2013 to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares. In addition, the Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2015 to further increase the number of shares of common stock that may be issued under the 2012 Plan by 6,000,000 shares, bringing the aggregate shares issuable under the 2012 Plan to 17,553,986. The 2012 Plan as amended and restated became effective on August 20, 2015 and terminates ten years after such date. As of December 31, 2016, 3,727,864 shares remain available for issuance under the 2012 plan.

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

On October 25, 2016, the Company closed the issuance and sale of 10,065,000 shares (the “2016 Offering”) of its common stock. The 2016 Offering was effected pursuant to an Underwriting Agreement (the “2016 Underwriting Agreement”), dated October 20, 2016, with Jefferies LLC (the “Representative”), acting as representative of the underwriters named in the 2016 Underwriting Agreement. The price to the public in the 2016 Offering was $2.75 per share, and the underwriters purchased the shares from the Company pursuant to the 2016 Underwriting Agreement at a price of $2.585 per share. The net proceeds to the Company from the 2016 Offering were approximately $25.7 million after deducting underwriting discounts and commissions and expenses payable by the Company. The 2016 Offering was made pursuant to the Company’s 2015 Shelf.

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

In December 2014, the Company entered into an equity offering sales agreement, or the 2014 Sales Agreement, with Cantor Fitzgerald. Under the terms of the 2014 Sales Agreement, the Company may offer and sell shares of its common stock, from time to time, through the investment bank in at-the-market offerings. During the three and nine months ended December 31, 2015, the Company issued no shares of common stock in at-the-market offerings under the 2014 Sales Agreement. During the three and nine months ended December 31, 2016, the Company issued zero and 997,181 shares of common stock in at-the-market offerings under the 2014 Sales Agreement with net proceeds of approximately $4.5 million during the nine months ended December 31, 2016, after deducting underwriting discounts and commissions and expenses payable by the Company. As of December 31, 2016, the Company has sold an aggregate of 1,997,181 shares of common stock in at-the-market offerings under the 2014 Sales Agreement, with net proceeds of approximately $10.8 million. On July 20, 2016, the Company filed a prospectus supplement to move the remaining shares of common stock that previously could have been sold pursuant to the 2014 Sales Agreement under the 2013 Shelf to the 2015 Shelf, which does not expire until March 17, 2018. Based on sales through December 31, 2016, the Company can sell an additional $21.9 million of shares pursuant to the 2014 Sales Agreement under the 2015 Shelf.

During the three months ended December 31, 2016 and 2015, the Company issued 207,500 and zero shares of common stock upon the exercise of 207,500 and zero warrants, respectively. During the nine months ended December 31, 2016 and 2015, the Company issued 330,604 and 30,186 shares of common stock upon the exercise of 367,500 and 38,234 warrants, respectively.

Finally, during the three months ended December 31, 2016 and 2015, the Company issued 39,005 and 88,438 shares of common stock upon the exercise of 39,005 and 88,438 stock options, respectively. During the nine months ended December 31, 2016 and 2015, the Company issued 245,271 and 116,001 shares of common stock upon exercise of 245,271 and 116,001 stock options, respectively.

Restricted stock awards

During the three months ended December 31, 2016 and 2015, there were 0 and 2,259 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 0 and 6,250 restricted stock awards, respectively. During the nine months ended December 31, 2016 and 2015, there were 2,259 and 105,210 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 6,250 and 200,000 restricted stock awards, respectively. Upon the return of the common stock, an equal number of stock options with immediate vesting were granted to the individuals at the vesting date market value strike price. A summary of the Company’s restricted stock award activity from March 31, 2016 through December 31, 2016 is as follows:

Number of Shares
Unvested at March 31, 2016	6,250
Granted	—
Vested	(6,250)
Canceled / forfeited	—
Unvested at December 31, 2016	—

The fair value of each restricted stock award is recognized as stock-based compensation expense over the vesting term of the award. The Company recorded restricted stock-based compensation expense in research and development expenses for employees of approximately $0 and $2,000 for the three months ended December 31, 2016 and 2015, respectively, and approximately $0 and $5,000 for the nine months ended December 31, 2016 and 2015, respectively. The Company recorded restricted stock-based compensation expense in selling, general and administrative expenses for employees and non-employees of approximately $0 and $24,000 for the three months ended December 31, 2016 and 2015, respectively, and approximately $3,000 and $198,000 for the nine months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, there was no unrecognized stock-based compensation expense for restricted stock awards.

Restricted stock units

During the three and nine months ended December 31, 2016, the Company issued restricted stock units for an aggregate of 31,400 and 1,197,150 shares of common stock, respectively, to its employees and directors. These shares of common will be issued upon vesting of the restricted stock units. Vesting generally occurs (i) on the one-year anniversary of the grant date, (ii) quarterly over a three-year period, (iii) quarterly over a four-year period, (iv) over a four-year period, with 25% vesting on the one-year anniversary of the vesting commencement date and the remainder vesting ratably on a quarterly basis over the next twelve quarters, or (v) over a three-year period with 50% vesting on the two-year anniversary of the vesting commencement date and 50% vesting on the three-year anniversary of the vesting commencement date. A summary of the Company’s restricted stock unit activity from March 31, 2016 through December 31, 2016 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2016	—	$—
Granted	1,197,150	$3.66
Vested	(70,323)	$3.68
Canceled / forfeited	(23,705)	$3.21
Unvested at December 31, 2016	1,103,122	$3.65

The fair value of each restricted stock unit is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant. The Company recorded restricted stock-based compensation expense in operating expenses for employees of approximately $328,000 and $698,000 for the three and nine months ended December 31, 2016, respectively. Stock-based compensation expense included in research and development was $108,000 and $240,000 for the three and nine months ended December 31, 2016, respectively. Stock-based compensation expense included in general and administrative expense was $220,000 and $458,000 for the three and nine months ended December 31, 2016, respectively.

As of December 31, 2016, total unrecognized stock-based compensation expense related to restricted stock units was approximately $3,601,000, which will be recognized over a weighted average period of 3.05 years.

Stock options

Under the 2012 Plan, 81,000 and 167,239 stock options were issued during the three months ended December 31, 2016 and 2015, respectively, and 1,884,140 and 2,621,972 stock options were issued during the nine months ended December 31, 2016 and 2015, respectively, at various exercise prices based on the closing market price of the Company’s common stock on the date of the grant. The stock options generally vest (i) on the one-year anniversary of the grant date, (ii) quarterly over a three-year period, (iii) quarterly over a four-year period, or (iv) over a four-year period, with 25% vesting on the one-year anniversary of the vesting commencement date, and the remainder vesting on a monthly basis ratably over the remaining term.

A summary of the Company’s stock option activity for the nine months ended December 31, 2016 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2016	9,614,627	$4.79	$1,927,137
Options granted	1,884,140	$3.82
Options canceled / forfeited	(296,454)	$5.47
Options exercised	(245,271)	$2.38	$356,616
Outstanding at December 31, 2016	10,957,042	$4.66	$5,558,102
Vested and Exercisable at December 31, 2016	6,628,445	$4.62	$4,810,877

The weighted-average remaining contractual term of options exercisable and outstanding at December 31, 2016 was approximately 5.94 years.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Dividend yield	—	—	—	—
Volatility	72.99%	71.90%	72.08%	74.10%
Risk-free interest rate	1.68%	1.64%	1.13%	1.61%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$2.14	$2.16	$2.43	$2.67

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

The total stock option-based compensation recorded as operating expense was approximately $1,660,000 and $3,072,000 for the three months ended December 31, 2016 and 2015, respectively, and $4,799,000 and $6,846,000 for the nine months ended December 31, 2016 and 2015, respectively. Expense included in research and development was $320,000 and $309,000 for the three months ended December 31, 2016 and 2015, respectively, and $970,000 and $935,000 for the nine months ended December 31, 2016 and 2015, respectively. Expense included in general and administrative was $1,340,000 and $2,763,000 for the three months ended December 31, 2016 and 2015, respectively, and $3,829,000 and $5,911,000 for the nine months ended December 31, 2016 and 2015, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2016 was approximately $11,715,000 and the weighted average period over which these awards are expected to vest is 2.36 years.

Employee Stock Purchase Plan

In June 2016, our Board of Directors adopted, and in August 2016 stockholders subsequently approved, the 2016 Employee Stock Purchase Plan (“ESPP”). We reserved 1,500,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 or 10,000 shares per employee per year. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At December 31, 2016, there were 1,500,000 shares available for purchase under the ESPP.

The Company uses the Black-Scholes valuation model to calculate the fair value of ESPP shares. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2016
Dividend yield	—	—
Volatility	72.89%	72.89%
Risk-free interest rate	0.47%	0.47%
Expected term	0.50 years	0.50 years
Weighted average grant date fair value	$1.22	$1.22

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

Warrants

During the three and nine months ended December 31, 2016, 207,500 warrants were exercised through cash exercises for total proceeds of $202,500, for the issuance of 207,500 shares of common stock. During the three and nine months ended December 31, 2016, 0 and 160,000 warrants were exercised through a cashless exercise provision in exchange for the issuance of 0 and 123,104 shares of common stock. During the three and nine months ended December 31, 2015, there were no warrants exercised through cash provisions. During the three and nine months ended December 31, 2015, 0 and 38,234 warrants were exercised through a cashless exercise provision in exchange for the issuance of 0 and 30,186 shares of common stock. In addition, during the nine months ended December 31, 2015, a warrant that was previously expected to be issued to a service provider and had been expensed in prior periods at its approximate value of $130,000, was cancelled, and the amount was reversed against operating expense during the period.

Of the warrants exercised during the nine months ended December 31, 2016 and 2015, 0 and 38,234, respectively, were derivative liabilities and were valued at the settlement date. For the nine months ended December 31, 2016 and 2015, respectively, approximately $0 and $139,000, respectively, of the warrant liability was extinguished due to the exercise of these warrants. (See Note 2).

During November 2014, the Company entered into an agreement with a consultant for services. In connection with the agreement, the Company issued 145,000 warrants to purchase common stock, at a price of $6.84, with a life of five years, to be earned over a seventeen-month service period ending on March 31, 2016. The final number of vested warrant shares was 95,000, based on management’s judgment of the satisfaction of specific performance metrics. The fair value of the warrants was estimated to be approximately $74,000, which was revalued and amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they did not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 73.4% and a risk-free interest rate factor of 1.21%, was used to determine the value as of March 31, 2016. The Company recognized expense of approximately $6,000 and $31,000 during the three and nine months ended December 31, 2015, respectively, related to these services. As of March 31, 2016, these warrants were fully expensed.

The following table summarizes warrant activity for the nine months ended December 31, 2016:

	Warrants	Weighted- Average Exercise Price
Balance at March 31, 2016	1,046,813	$2.29
Granted	—	$—
Exercised	(367,500)	$0.99
Cancelled	—	$—
Balance at December 31, 2016	679,313	$2.99

The warrants outstanding at December 31, 2016 are exercisable at prices between $0.85 and $7.62 per share, and have a weighted average remaining term of approximately 0.76 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at December 31, 2016:

Common stock warrants outstanding	679,313
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	14,062,714
Common stock reserved under the 2016 Employee Stock Purchase Plan	1,500,000
Restricted stock units outstanding under the 2012 Plan	1,103,122
Total	17,967,341

Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no current plans to issue shares of preferred stock.

Note 4. Commitments and Contingencies

Operating leases

The Company leases laboratory and office space in San Diego, California under two non-cancelable leases as described below.

Since July 2012, the Company has leased its main facilities at 6275 Nancy Ridge Drive, San Diego, California 92121. The lease, as amended in 2013, 2015 and 2016, consists of approximately 45,580 rentable square feet containing laboratory, clean room and office space. Monthly rental payments are currently approximately $120,000 per month with 3% annual escalators. The lease term for 14,685 of the total rentable square footage expires on December 15, 2018, with the remainder of the rentable square footage expiring on September 1, 2021 with the Company having an option to terminate this lease on or after September 1, 2019.

On January 9, 2015, the Company entered into an agreement to lease a second facility consisting of 5,803 rentable square feet of office and lab space located at 6310 Nancy Ridge Drive, San Diego, California 92121. The term of the lease is 36 months, beginning on February 1, 2015 and ending on January 31, 2018, with monthly rental payments of approximately $12,000 commencing on April 1, 2015. In addition, there are annual rent escalations of 3% on each 12-month anniversary of the lease commencement date.

In addition to these two leases, the Company leased a third facility from February 1, 2016 through January 31, 2017, consisting of 12,088 rentable square feet of office space located at 6166 Nancy Ridge Drive, San Diego, California 92121 with a monthly rent of$15,000.

Rent expense was approximately $307,000 and $254,000 for the three months ended December 31, 2016 and 2015, respectively, and $912,000 and $803,000 for the nine months ended December 31, 2016 and 2015, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016, are as follows (in thousands):

Fiscal year ended March 31, 2017	$417
Fiscal year ended March 31, 2018	1,595
Fiscal year ended March 31, 2019	1,463
Fiscal year ended March 31, 2020	1,072
Fiscal year ended March 31, 2021	1,104
Thereafter	468
Total	$6,119

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it is in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of December 31, 2016.

Note 6. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was originally effective for public companies for annual reporting periods beginning after December 15, 2016, with no early application permitted. In August 2015, the FASB issued ASU No. 2015-14 that defers by one year the effective date for all entities, with application permitted as of the original effective date. The updated standard becomes effective for us on April 1, 2018, with early adoption permitted as of April 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this updated standard on our ongoing financial reporting. We do not have plans to adopt this standard prior to the effective date.

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

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through December 31, 2016 have been devoted primarily to technology and product development, raising capital and building infrastructure.

In January 2016, we announced that our wholly-owned subsidiary, Samsara, commenced commercial operations. We formed Samsara to serve as a key source of certain of the primary human cells that we utilize in our products and services and in the development of therapeutic products. In addition to serving as one of our key suppliers, Samsara offers human cells for research use by life science customers, both directly and through distribution partners.

In addition, in September 2015, we established a wholly-owned subsidiary, Organovo UK, Ltd., to establish a sales presence in Europe. As of December 31, 2016, there has been no significant activity related to this subsidiary.

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

Overview

We are an early commercial stage company focused on developing and commercializing functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or diseased tissues and organs. We are advancing a paradigm shift in the generation of three-dimensional (“3D”) human tissues, by utilizing our proprietary platform technology to create human tissue constructs in 3D that mimic native human tissue composition, architecture, and function. We leverage our unique 3D human tissue models to improve the current industry standard cell-based and animal model testing approaches to drug discovery and development by creating 3D tissues constructed solely of human cells. We believe our foundational approach to the 3D printing of living tissues, as disclosed in peer-reviewed scientific publications, and the continuous evolution of our core bioengineering technology platform combine to provide us with the opportunity to fill many critical gaps in commercially available preclinical human tissue modeling and tissue transplantation.

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

In addition to our ExVive Human Liver Tissue and ExVive Human Kidney Tissue, we have entered into collaborative research agreements with pharmaceutical corporations and academic medical centers to develop new tissue models. We have also secured federal grants, including Small Business Innovation Research grants, to support the development of our technology.

In October 2016, we announced our plan to develop 3D bioprinted human liver tissue for direct transplantation to patients. Our program to develop this therapeutic tissue is based on the achievement of promising results in early preclinical animal studies demonstrating engraftment, vascularization and sustained functionality of our bioprinted liver tissue, including stable detection of human liver-specific proteins and metabolic enzymes. We are pursuing this opportunity with a formal preclinical development program.

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

Results of Operations

Comparison of the three months ended December 31, 2016 and 2015

Revenues

For the three months ended December 31, 2016, total revenue of $1.2 million was $0.8 million, or approximately 251%, higher than total revenue for the three months ended December 31, 2015. Product and service revenue of approximately $0.7 million for the third quarter of fiscal 2017 increased 139% over product and service revenue of approximately $0.3 million in the third quarter of the prior year. This increase was primarily driven by an increase in customer contracts for our liver tissue research services. In addition, collaboration revenue increased more than $0.4 million as compared to the third quarter of fiscal 2015. This increase was driven by substantial milestone achievements under collaboration agreements with multiple partners to develop custom tissue models.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.2 million for the three months ended December 31, 2016, compared to zero for the three months ended December 31, 2015. The Company began reporting cost of revenues in the first quarter of fiscal 2017. Cost of revenues for the three months ended December 31, 2015 was immaterial and therefore included in research and development expenses.

Research and Development Expenses

Research and development expenses were approximately $5.0 million, an increase of $0.4 million, or 10%, from the prior year period. The increase was primarily due to a $0.4 million increase in staffing expense due to the increase in full-time research and development staff from an average of sixty-eight full-time employees for the three months ended December 31, 2015 to an average of seventy-eight full-time employees for the three months ended December 31, 2016, along with a $0.2 million increase in lab supplies costs. These increases were partially offset by a $0.4 million reduction in overhead costs.

Selling, General and Administrative Expenses

For the three months ended December 31, 2016, selling, general and administrative expenses were approximately $5.5 million, a decrease of $0.7 million, or 11%, over the prior year period of approximately $6.2 million. This decrease was largely due to a decrease in stock-based compensation expense of $1.2 million related to the accelerated vesting of stock options for a departed executive in the prior year period.   This decrease was partially offset by a $0.6 million increase in other staffing costs as the Company increased its average selling, general and administrative headcount from twenty-eight full-time employees in the third quarter of fiscal 2016 to thirty-six full-time employees for the third quarter of fiscal 2017 to provide strategic infrastructure in developing collaborative relationships and commercializing research-derived product introductions.

Other Income (Expense)

Other income was less than $0.1 million for the three months ended December 31, 2016 and consisted primarily of interest income, which increased from the same period of fiscal 2016 due to higher average yields.

Comparison of the nine months ended December 31, 2016 and 2015

Revenues

For the nine months ended December 31, 2016, total revenue of $3.4 million was $2.5 million, or approximately 266%, higher than total revenue for the nine months ended December 31, 2015. Product and service revenue of approximately $2.4 million for the first nine months of fiscal 2017 increased 248% over product and service revenue of $0.7 million in the first nine months of fiscal 2016. This increase was primarily driven by an increase in customer contracts for our liver tissue research services. In addition, collaboration revenue increased approximately $0.9 million as compared to the nine months of fiscal 2016. This increase was driven by substantial milestone achievements under collaboration agreements with multiple partners to develop custom tissue models. The increases in product and services revenues and collaborations revenue offset a $0.2 million decline in grant revenue resulting from the completion of a significant grant in the first half of fiscal 2016.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.8 million for the nine months ended December 31, 2016, compared to zero for the nine months ended December 31, 2015. Cost of revenues for the nine months ended December 31, 2015 was immaterial and was therefore included in research and development expenses.

Research and Development Expenses

Research and development expenses were approximately $14.0 million, an increase of $0.5 million, or 4% over the prior year period. The increase primarily resulted from an increase in research staff to support obligations under existing collaborative research agreements as well as an expansion in product development staff and activities to support sales of commercial research services. Full-time research and development staffing increased from an average of sixty-three full-time employees for the nine months ended

December 31, 2015 to an average of seventy-nine full-time employees for the nine months ended December 31, 2016, resulting in an increase in compensation expense of nearly $1.3 million. This increase was partially offset by a $0.9 million decrease in overhead costs.

Selling, General and Administrative Expenses

For the nine months ended December 31, 2016, selling, general and administrative expenses were approximately $16.5 million, a decrease of $1.2 million, or 7%, over the prior year period of approximately $17.7 million. This decrease was primarily due to a $2.0 million decrease in share-based compensation and payroll expense related to the absence of non-recurring expenses for two departed executives which offset a $0.9 million increase in other compensation costs due to an increase in administrative headcount from an average of twenty-six full-time employees to an average of thirty-five full-time employees to provide strategic infrastructure in developing collaborative relationships and commercializing research-derived product introductions.

Other Income (Expense)

Other income was $0.1 million for the nine months ended December 31, 2016 and consisted primarily of interest income, which increased from the same period of fiscal 2016 due to higher average yields. Other expense was less than $0.1 million for the nine months ended December 31, 2015 and consisted primarily of interest income, partially offset by losses related to revaluation of warrant derivative liabilities.

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

The Company has incurred negative cash flows from operations. As of December 31, 2016, the Company had cash and cash equivalents of approximately $70.0 million and an accumulated deficit of $188.7 million. The Company also had negative cash flow from operations of $22.0 million during the nine months ended December 31, 2016. At March 31, 2016, the Company had cash and cash equivalents of approximately $62.1 million and an accumulated deficit of $160.9 million.

At December 31, 2016, the Company had total current assets of approximately $71.9 million and current liabilities of approximately $4.4 million, resulting in working capital of $67.5 million. At March 31, 2016, the Company had total current assets of approximately $63.7 million and current liabilities of approximately $4.5 million, resulting in working capital of $59.2 million.

Net cash used by operating activities for the nine months ended December 31, 2016 was approximately $22.0 million as compared to $21.8 million used in operating activities for the nine months ended December 31, 2015.

Net cash used in investing activities was approximately $1.1 million and $1.7 million for the nine months ended December 31, 2016 and 2015, respectively. This decrease can be attributed to reduced capital spending during the nine months ended December 31, 2016.

Net cash provided by financing activities decreased from approximately $43.5 million provided during the nine months ended December 31, 2015 to approximately $31.0 million provided during the nine months ended December 31, 2016 due primarily to the timing of the closing of the Company’s public offering of common stock in September 2015 that yielded net proceeds of approximately $43.1 million. During the nine months ended December 31, 2016 the Company raised net proceeds of approximately $25.7 million from its public offering of common stock in October 2016, approximately $4.5 million through the sale of common stock in “at-the-market” offerings and approximately $0.6 million through stock option exercises. The Company has and intends to continue to usethese net proceeds for general corporate purposes, including research and development, the commercialization of our products, general administrative expenses, and working capital and capital expenditures.

Through December 31, 2016, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and from revenue derived from grants, collaborative research agreements, product sales and research-based services. Based on our current operating plan and available cash resources, we have sufficient resources to fund our ongoing operations as currently planned for at least the next twelve months.

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

The Company has an effective shelf registration statement on Form S-3 (File No. 333-202382), or the 2015 Shelf, that expires on March 17, 2018. As of December 31, 2016, the Company is authorized to offer and sell under the 2015 Shelf, in one or more offerings, common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units compromised one or more of the other securities. On July 20, 2016, the Company filed a prospectus supplement to the 2015 Shelf to register the sale of up to $26.6 million of shares of its common stock in at-the-market offerings pursuant to an equity offering sales agreement it had entered into with an investment banking firm in December 2014. During the nine months ended December 31, 2016, the Company sold 997,181 shares of common stock in at-the-market offerings, with gross proceeds of approximately $4.7 million, leaving an additional $21.9 million that can be raised through this at-the-market program.

Based on its use of the 2015 Shelf through December 31, 2016, the Company cannot raise more than an aggregate of $111.6 million in future offerings under the 2015 Shelf, including its at-the-market program.

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

As of December 31, 2016, the Company had 104,095,729 total issued and outstanding shares of common stock, and five-year warrants for the opportunity to purchase an additional 457,943 shares of common stock at exercise prices between $0.85 and $1.00 per share and 221,370 warrants with terms between two and five years and exercise prices between $2.28 and $7.62 per share.

In addition, the Company’s 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of its outstanding common stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 17,553,986 shares of its common stock, to executive officers, directors, advisory board members, employees and consultants. Additionally, 1,500,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans and the 2016 Employee Stock Purchase Plan total 122,063,070 shares of common stock as of December 31, 2016.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant contractual obligations and related scheduled payments as of December 31, 2016 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations (A)	$6,119	$1,625	$2,651	$1,843	$—
Total	$6,119	$1,625	$2,651	$1,843	$—

(A)	Operating lease obligations are primarily comprised of remaining payments due under the Company’s facility leases.

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

ORGANOVO HOLDINGS, INC.

Date: February 9, 2017	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: February 9, 2017	By:	/s/ Craig Kussman
	Name:	Craig Kussman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)