Form 10-K
period 2017-03-31
ORGANOVO HOLDINGS, INC.
filed 2017-06-07
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File No. 001-35996

ORGANOVO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1488943
(State of incorporation)	(IRS Employer Identification No.)

6275 Nancy Ridge Drive, Suite 110 San Diego, CA	92121
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 858-224-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price as reported on the NASDAQ Global Market on September 30, 2016, the last trading day of the registrant’s second fiscal quarter, was $355,315,767. For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, as of June 1, 2017 was 104,584,831.

Documents Incorporated by Reference

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2017 annual meeting of the registrant’s stockholders, expected to be filed within 120 days of the end of the registrant’s fiscal year.

Organovo Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended March 31, 2017

Important Information Regarding Forward-Looking Statements

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our technology, our product and service development opportunities and timelines, our business strategies, customer acceptance and the market potential of our technology, products and services, our future capital requirements, our future financial performance and other matters. This includes, in particular, “Item 1 — Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K as well as other portions of this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements”, which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. As a result, you should not place undue reliance on any forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Overview

Organovo Holdings, Inc. (“Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company”) is an early commercial stage company focused on developing and commercializing functional three-dimensional (“3D”) human tissues. Using our proprietary technologies and expertise in bioprinting, we are building functional 3D human tissues that mimic key aspects of native biology, and can be used in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or diseased tissues and organs. We are utilizing our proprietary bioprinting platform to create human tissue constructs in 3D that mimic native human tissue composition, architecture, and function. We are leveraging our unique tissue models to improve the current industry standard cell-based and animal model testing approaches, and we believe our foundational approach provides us with the opportunity to fill many critical gaps in commercially available preclinical human tissue models as well as in tissue transplantation. Specifically, we are focused on developing the following offerings:

•

A suite of standardized, 3D human tissues for the preclinical assessment of drug effects, including applications in predictive toxicology, absorption, distribution, metabolism, excretion (“ADME”), and drug metabolism and pharmacokinetics (“DMPK”);

•	Highly customized human tissues as living, dynamic models of human biology or disease, for use in drug discovery and development and disease modeling; and
•	Three-dimensional human tissues for clinical applications, such as our therapeutic liver tissue patch.

We have developed and currently offer two commercial products. In November 2014, we began offering contract research services for pharmaceutical companies using our proprietary ExVive™ Human Liver Tissue model. In September 2016, we began commercial contracting for our second tissue service, the ExVive™ Human Kidney Tissue model. This kidney proximal tubule model is a natural expansion of our preclinical product and service portfolio, allowing customers to study the effects of drug exposure on a key portion of the human kidney relevant to drug discovery and development. We have signed multiple commercial orders and are collaborating on toxicology panels and transporter studies with our customers.

In addition to our ExVive™ Human Liver Tissue and ExVive™ Human Kidney Tissue service offerings, we have entered into collaborative research agreements with pharmaceutical companies and academic medical centers to develop new tissue models, including models of diseased tissues. We have also secured federal grants, including Small Business Innovation Research grants, to support the development of our technology.

In October 2016, we announced our plan to develop 3D bioprinted human liver tissue for direct transplantation to patients. Our decision to develop this therapeutic tissue is based on the achievement of promising results in early preclinical animal studies demonstrating engraftment, vascularization and sustained functionality of our bioprinter liver tissue, including stable detection of human liver-specific proteins and metabolic enzymes. We chose to advance this therapeutic tissue program first due to technical feasibility, a strong commercial opportunity and favorable clinical, regulatory, and reimbursement factors. We are continuing to pursue this opportunity with a formal preclinical development program.

Our Platform Technology

Our unique bioprinting platform is based on proprietary technologies for preparing bioinks, bioprinting functional 3D human tissues and maintaining the viability and functionality of the tissues for an extended period of time. Our foundational proprietary technology, grounded in over a decade of peer-reviewed scientific publications, derives from research led by Dr. Gabor Forgacs, the former George H. Vineyard Professor of Biological Physics at the University of Missouri-Columbia. We have a broad portfolio of intellectual property rights covering the principles, enabling instrumentation, applications, and methods of cell-based printing, including exclusive licenses to certain patented and patent pending technologies from the University of Missouri-Columbia and Clemson University. We have continued to develop our technology and grow our intellectual property portfolio. In addition to our in-licensed patents, we own outright more than 90 additional patents and pending patent applications around the world. We believe that our broad and exclusive commercial rights to patented and patent-pending 3D bioprinting technology, 3D tissues and applications provides us with a strong and defensible market position for the successful commercialization of 3D bioprinted human tissues serving a broad array of unmet preclinical and clinical needs.

We have developed a proprietary instrument platform, our NovoGen Bioprinters®, which enables us to create a wide array of tissue compositions and architectures , using purely cellular ‘bio-ink’ (building blocks comprised of only living cells), biocompatible hydrogels, or combinations of the two. A key distinguishing feature of our bioprinting platform is the ability to generate complex 3D tissues that have all or some of their components comprised entirely of cells. Prior to the invention of our NovoGen bioprinting platform, the most common fabrication method for 3D tissues was the use of biomaterial scaffolding into which cells were incorporated. While useful for some applications, scaffold-based engineered tissues lack features of native tissue that are critical to function such as dense cellularity where cells have intimate contact with neighboring cells, and an intricate architecture created by the spatial arrangement of specific cellular compartments relative to each other. Organovo’s 3D bioprinting platform can deliver tissues that are truly three-dimensional with a cellularity and architecture that closely resembles native tissue. Moreover, we can generate tissues using human cells as inputs, yielding functional models of human tissue that can be used in vitro for drug discovery and development. In the future, complex bioprinted human tissues may also address unmet clinical needs by serving as tissue grafts for the augmentation or replacement of functional mass in tissues and organs that have sustained significant damage by trauma or disease.

Our Market Opportunity

We believe that our proprietary 3D bioprinting platform enables us to deliver highly unique functional human tissues to the drug discovery and development market and to multiple clinical markets:

1)

3D Human Tissues for Predictive Toxicology and Preclinical Testing: We believe that our NovoGen MMX Bioprinter delivers differentiated 3D tissues for use in assays aimed at predicting human clinical outcomes. Our products in this area may replace or complement traditional two-dimensional (“2D”) cell culture based cell assays, or cellular co-culture systems. Because our 3D tissues are made of human cells and reproduce many aspects of in vivo tissue architecture and function, we believe they may provide advantages over animal models with respect to prediction of in vivo human outcomes. We market our tissue products as a compound screening service, for customers who provide their compounds to us. We conduct short- or long-term tests involving the exposure of our bioprinted 3D human tissues to their compound(s) and provide them with results and samples. In the future, this compound screening service may also be conducted by one or more partners, such as contract research organizations (“CROs”). In addition, we may provide our bioprinted 3D human tissue products to the market as kits that are sold by us, or distributed by a partner.

Our 3D tissue products have demonstrated compatibility with a broad range of in vitro preclinical tests, including some aspects of assessments of ADME, DMPK, and predictive toxicology. DMPK testing is a subset of ADME. Determining the DMPK properties of a drug helps the drug developer to better predict its safety and efficacy. The ADME and DMPK properties of a drug essentially determine the bioavailability of that drug, including how long and at what concentrations it is exposed to the target tissue(s). Toxicology testing is a further requirement to assess the potential for a particular drug to seriously damage one or more organs systems while it is present in the body. Many aspects of preclinical drug testing can be altered significantly by age, genetics, disease state, and the presence of other drugs or chemicals. Most companies perform preclinical ADME, DMPK, and toxicology tests using a combination of biochemical and cell-based assays and animal testing. 3D bioprinted tissue products may replace or complement traditional cell based assays that typically employ primary hepatocytes, intestinal cell lines, renal epithelial cells and cell lines grown in traditional two-dimensional formats. Because 3D bioprinted tissues share more features with native tissue in vivo than standard 2D cell cultures, and they persist for extended time periods in vitro (>40 days), we believe they can provide differentiated and valuable outcomes and give clients “human preclinical data” with greater depth and accuracy than has previously been possible.

Additional opportunities in this area include the testing of environmental toxins and cosmetic products on living human tissues. Due to ethical concerns and regulatory considerations, there is a growing market opportunity for the use of 3D human tissue models as alternatives to animal studies. In addition, many of the standard tissue models developed within this aspect of our business may be used to assess the potential human health impacts and toxicological properties of a large number of chemical products, environmental toxins, or biowarfare agents.

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

3)

Implantable 3D Tissues for Therapeutic Use: Cell- and tissue-based therapeutic products have advanced through research and development via multiple strategic approaches, with current clinical efforts in the field focused on systemic or localized delivery of cell suspensions or surgical installation of combination products that consist of a predominant biomaterial component and cellular component(s). We believe the architectural precision and flexibility of our bioprinting platform facilitates the prototyping, optimization, development, and clinical use of three-dimensional tissue constructs. Importantly, our platform enables all or part of a three-dimensional tissue to be generated without dependence on scaffolding or biomaterial components, using only living cells as raw materials. The ultimate goal is to construct surgically implantable tissues that restore significant functional mass to a damaged tissue or organ after delivery. It is our belief that, in most cases, whole organ replacement will not be required to achieve meaningful clinical outcomes and address unmet medical needs. Three-dimensional tissues with tightly defined architecture and composition can create a new product category within cell and tissue therapies. Tissue products may include bioprinted tissues (patches, tubes, etc.) or hybrids comprised of bioprinted tissues and device component(s). We may develop specific tissue targets with partners through technology licenses and royalty-bearing deals, and may self-fund the development of additional tissue targets through preclinical and clinical development.

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

Our first-generation NovoGen MMX Bioprinter™ went from in-licensing and initial design to commercial production in less than two years. Our efforts in systems engineering are focused on ensuring the continuous improvement and evolution of our NovoGen Bioprinters to meet the needs of internally driven and externally partnered tissue programs. To date, several generations of NovoGen Bioprinters have been designed, developed, and are being used for tissue production.

Generation of bio-ink building blocks is the first step in bioprinting. A wide variety of cells can serve as the raw materials for bio-ink, including cell lines, primary cells, stromal cells, epithelial cells, endothelial cells, and progenitor cells. The majority of tissue designs employ two or more distinct varieties of bio-ink, usually comprised of cells that represent distinct compartments within a target tissue. For example, a 3D tumor might consist of both stromal and epithelial bio-inks, a vascular tube may consist of both fibroblast and smooth muscle bio-inks, and a liver tissue may consist of four bio-inks made from distinct liver cell types. Our NovoGen Bioprinters dispense two or more bio-inks layer by layer in the geometry specified by the user, with bio-inert hydrogels serving as an optional physical support for the bioprinted tissue as well as occupying any negative space included in the design.

Our NovoGen MMX BioprinterTM is a powerful enabling tool for the design, optimization, and fabrication of viable functional human tissues, based on our internal product discovery and development efforts as well as through collaboration with our partners and customers. Use of NovoGen Bioprinters in the pursuit of multiple in vitro and in vivo applications provides key insights that drive design features and specifications for next-generation instrumentation.

We currently collaborate with the following institutions, providing access to our NovoGen Bioprinters for research purposes:  Yale School of Medicine, University of California, San Francisco (“UCSF”), Knight Cancer Institute at Oregon Health & Science University (“OHSU”), the National Center for Advancing Translational Sciences (“NCATS”), the National Eye Institute (“NEI”), Murdoch Childrens Research Institute (“MCRI”), and the University of Virginia (“UVA”). We believe that the use of our bioprinting platform by major research institutions will help to advance the basic capabilities of the platform and generate new applications for bioprinted tissues, ultimately creating future opportunities for our commercial products and intellectual property licensing.

Our Products and Product Candidates

We have utilized and intend to utilize our bioprinting technology to develop functional human tissues that can be employed in drug discovery and development, biological research and as therapeutic implants. The first tissue that we launched commercially, ExVive™ Human Liver Tissue, is designed to be used for predictive preclinical testing of drug compounds. In April 2014, we announced that we had begun to sign contracts with pharmaceutical and biotechnology companies for toxicity research services using our 3D Human Liver Tissue. In November 2014, we began to offer 3D Human Liver services more broadly. We currently focus on contract research services, though we also intend to offer our ExVive™ Human Liver Tissue directly to end user customers as a product in a kit for toxicological and other testing over time. We launched our second commercial product, the ExVive™ Human Kidney Tissue, in September 2016. Similar to our ExVive™ Human Liver Tissue, we designed our ExVive™ Human Kidney Tissue to be used for predictive preclinical testing of drug compounds.

Research Collaborations

We currently have research collaborations with pharmaceutical, biotechnology and cosmetic companies, and academic and research institutions. These collaborations are focused on a variety of research projects, including: developing tissue-based drug discovery assays and tissues, developing more clinically predictive in vitro three-dimensional cancer models, exploring the use of our 3D liver tissues in toxicology, and exploring the use of 3D skin for testing skin care products. Our collaborations with pharmaceutical and biotechnology companies generally involve the partner providing research funding to cover, in part or in full, the scope of work. This funding is typically reflected as collaboration revenues in our financial statements. Upon entering into a collaboration, we disclose the financial details only to the extent that they are material to our business and not subject to confidentiality agreements with our partners. Our research collaborations typically involve both us and the academic partner contributing resources directly to projects, but also may involve sponsored research agreements where we fund specific research programs. We may also contribute a bioprinter and technical support or a bioprinter and research headcount, depending on the project scope.

Samsara Sciences

In January 2016, we announced that our wholly-owned subsidiary, Samsara Sciences, Inc. (“Samsara”), commenced commercial operations. We formed Samsara to serve as a key source of certain of the primary human cells we utilize in our products and services and in the development of therapeutic products. We believe Samsara can help us optimize our supply chain and reduce operating expenses related to cell sourcing and procurement and ensure that the cellular raw materials we use are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. Samsara has begun providing us with qualified liver cells for use in our 3D Human Liver Tissue manufacturing, and certain other human cells for use in our preclinical research and development programs. In addition to serving as one of our key suppliers, Samsara offers human cells for use by life science customers, both directly or through distribution partners.

Competition

We are subject to significant competition from pharmaceutical, biotechnology, and diagnostic companies; academic and research institutions; and government or other publicly-funded agencies that are pursuing the development of tissue models and therapeutic products that otherwise address the needs of our potential customers. We believe our future success will depend, in large part, on our ability to maintain a first mover advantage and competitive lead in our industry. Biopharmaceutical technologies have undergone and are expected to continue to undergo rapid and significant change. We, or our competitors, may make rapid technological developments which may cause our research tools or therapeutic products to become obsolete before we recover the development expenses we have incurred. The introduction of less expensive or more effective therapeutic discovery and development technologies, including technologies that may be unrelated to our field, may also make our technology or products less valuable or obsolete. We may not be able to make the necessary enhancements to our technologies or products to compete successfully with newly emerging technologies. The failure to maintain a competitive position in the biopharmaceutical field may result in decreased revenues.

We are a platform technology and tissue development company dedicated to the development and production of functional human tissues that service the drug discovery and development, biological research, and cell- and tissue-based therapy industries.

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

2)

Models for Drug Discovery and Development: This aspect of our business is driven by leveraging our technology as a high-end partnered service that designs and delivers highly complex, custom tissue models of normal or diseased tissue for use in drug discovery and development. Each model is designed to enable a customer to discover or optimally formulate a pharmacologic product that delivers a specific therapeutic effect, or avoids a particular side effect. In addition to revenue generated from the tissue production work, additional revenues are possible in the form of up-front license fees, milestone payments, know-how payments, and royalties. We can provide the customer access to tissues as a service or can produce and supply the tissues to customers with both options designed to generate continuing revenue. Competition in this area arises mainly from two sources, traditional cell-based in vitro culture approaches and traditional in vivo animal models and testing. We may also face future competition from companies like Cyfuse Biomedical (including service companies using their instrument platform) and Aspect Biosystems.

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

Research and Development

We continuously engage in research and development to enhance our platform technology, to develop new products and service offerings and to pursue our therapeutic initiatives. Our research and development efforts include internal initiatives as well as collaborative development opportunities with third parties. Our research and development expenses were $19.5 million, $18.0 million and $12.9 million for the fiscal years ended March 31, 2017, March 31, 2016, and March 31, 2015, respectively. We focus our research and development activities in areas where we have technological expertise and where we believe a significant market opportunity exists for our technology and the products and services we develop. We intend to continue our focus on research and development as a key strategy for the growth of our business.

Intellectual Property

Our success depends in large part on our ability to establish and protect our proprietary bioprinting technologies and our engineered tissue products and services. We rely on a combination of patents, trademarks, trade secrets, confidential know-how, copyrights and a variety of contractual mechanisms such as confidentiality, material transfer, licenses, research collaboration, limited technology access, and invention assignment agreements, to protect our intellectual property. Our intellectual property portfolio for our core technology was initially built through licenses from the University of Missouri-Columbia (“MU”) and the Medical University of South Carolina. We have subsequently expanded our intellectual property portfolio by filing patent and trademark applications worldwide and negotiating additional licenses and purchases.

We solely own or hold exclusive licenses to 16 issued U.S. patents and 32 issued international patent applications. We solely or jointly own, or hold exclusive licenses to more than 20 pending U.S. patent applications and over 100 pending international applications. These patent families relate to our bioprinting technology and our engineered tissue products and services, including its various uses in areas of tissue creation, in vitro testing, utilization in drug discovery, and in vivo therapeutics.

In-Licensed IP

In 2009 and 2010, we obtained world-wide exclusive licenses to intellectual property owned by MU and the Medical University of South Carolina, which now includes 6 issued U.S. patents, 6 pending U.S. applications, 15 issued international patents and 5 pending international applications. Dr. Gabor Forgacs, one of our founders and a former George H. Vineyard Professor of Biophysics at MU, was one of the co-inventors of all of these works (collectively, the “Forgacs Intellectual Property”). The Forgacs Intellectual Property provides us with intellectual property rights relating to cellular aggregates, the use of cellular aggregates to create engineered tissues, and the use of cellular aggregates to create engineered tissue with no scaffold present. The intellectual property rights derived from the Forgacs Intellectual Property also enables us to utilize our NovoGen MMX Bioprinter to create engineered tissues.

In 2011, we obtained an exclusive license to a U.S. patent (U.S. Pat. No. 7,051,654) owned by the Clemson University Research Foundation that provides us with intellectual property rights relating to methods of using ink-jet printer technology to dispense cells, and relating to the creation of matrices of bioprinted cells on gel materials.

In 2015, we obtained world-wide exclusive licenses to intellectual property owned by The University of Queensland (collectively, “UniQuest Intellectual Property”) relating to technologies for producing kidney cells and kidney organoids from induced pluripotent stem cells (iPSCs).  At the time, Professor Melissa Little and her team at The University of Queensland developed a method of growing kidney tissue from iPSCs for potential use in drug screening, disease modelling and cell therapy.  Professor Little’s research was eventually published in 2015 in the prestigious scientific journal Nature.  Currently, the UniQuest Intellectual Property includes 1 pending U.S. patent application and 12 pending international patent applications.  We hope to develop and secure additional intellectual property with the support of Professor Little for commercial applications such as kidney disease modelling, nephrotoxicity screening and discovery of compounds which may improve renal function for patients with genetic kidney disease.

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

With respect to our bioprinting platform, we have 5 issued U.S. patents and 4 issued foreign patents directed to our NovoGen MMX Bioprinter and methods of bioprinting:  U.S. Patent Nos. 8,931,880; 9,149,952; 9,227,339, 9,499,779, and 9,315,043; Australia Patent Nos. 2,011,318,437 and 2,015,202,836; China Patent No. ZL201180050831.4; and Russia Patent No. 2,560,393. We have additional U.S. continuation applications pending in these families as well foreign counterpart applications in multiple countries. We intend to continue pursuing patent protection as we continue to innovate in relation to the design, features, and functionality of our bioprinter platform and bioprinting methods.

We are also pursuing U.S. and foreign patents covering our 3D bioprinted tissues and methods of fabricating such tissues. Our ExVive™ Human Liver Tissue is protected by U.S. Patent No. 9,222,932, U.S. Patent No. 9,442,105, Singapore Patent No.

1,120,157,202Y, and Israel Patent No. 241,055.  Our ExVive™ Human Kidney Tissue is protected by U.S. Patent No. 9,481,868. We have additional U.S. patent applications pending in these families, as well as foreign counterpart applications in multiple countries. We currently have pending numerous patent applications in the U.S. and globally that are directed to additional types of tissues, their methods of fabrication, and specific applications. We intend to continue filing additional patent applications as we continue to innovate in this area.

Additionally, in 2013, we purchased the exclusive rights to “Perfusion Bioreactors for Culturing Cells” (U.S. Patent No. 7,767,446, Japan Patent No. 4,914,835, and Australia Patent No. 2,005,287,162) from Becton Dickinson and Company. This patent represents the acquisition of bioreactor technology for the support of our 3D tissues for use in drug discovery and development.

We believe that protection of the proprietary nature of our bioprinting technologies and products and services is essential to our business. Accordingly, we have adopted and will continue a vigorous program to secure and maintain protection of our intellectual property. Under this program, we intend to continue to file patent applications with respect to novel technology, and improvements thereof, that are important to our business. This program may also feature out-bound patent licensing of some or all of our IP portfolio. We also will continue to rely upon trade secret and confidential know-how protection of our methods and technology, including our proprietary in-house manufacturing methods and in vitro testing methods.  As with other areas of biotechnology, this provides a critical adjunct to the protection offered by patents. As always, we continue to pursue our internal technological innovation and external licensing opportunities to develop and maintain our competitive position. There can be no assurance, however, that others will not independently develop substantially equivalent proprietary technology or that we can meaningfully protect our proprietary position.

Regulatory Considerations

We are not aware of any current U.S. Food and Drug Administration (FDA) regulatory requirements for sale or use of 3D tissue models in research applications, and we are not currently conducting research services pursuant to Good Laboratory Practice (“GLP”). GLP data is required in the development of any human therapeutic, and our technology platform has been designed to support compliance with GLP, although no independent certification has been performed to date to confirm this compliance. As our therapeutic tissue constructs move into clinical and commercial settings, full compliance with the FDA’s cGTP (current Good Tissue Practices) and cGMP (current Good Manufacturing Practices) guidelines will be required. Suitable design and documentation for clinical use of the bioprinter will be a part of future phases of our NovoGen Bioprinter® design programs.

Therapeutic tissues and other regenerative medicine products are subject to an extensive, lengthy and uncertain regulatory approval process by the FDA and comparable agencies in other countries. The regulation of new products is extensive, and the required process of laboratory testing and human studies is lengthy and expensive. The resource investment necessary to meet the requirements of these regulations will fall on our collaborating partners, or may be shared with us, to the extent that we are developing proprietary products that are the result of a collaboration effort. The resource investment of time, staff and expense to satisfy these regulations will fall on us for the proprietary products we are developing on our own. We may not be able to obtain FDA approvals for those products in a timely manner, or at all. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Even if we obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, distributing, marketing, promotion and advertising after product approval. Moreover, several of our product development areas may involve relatively new technology and have not been the subject of extensive product testing in humans. The regulatory requirements governing these products and related clinical procedures remain uncertain and the products themselves may be subject to substantial review by the FDA and/or foreign governmental regulatory authorities that could prevent or delay approval of these products and procedures. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and, ultimately, commercialize our products and thereby could adversely affect our financial condition and results of operations.

Raw Materials

We use live human cells to produce our 3D tissues. We source cells only from suppliers who have provided assurances that their cells come from tissues that were (1) collected in compliance with applicable laws, and (2) provided based on informed consent by the donors. We formed our wholly-owned subsidiary, Samsara Sciences, Inc. (“Samsara”), to serve as a key source of the primary human cells we utilize in our products and services and in the development of therapeutic products. Samsara is currently supplying us with qualified human liver and kidney cells for use in manufacturing our ExVive™ Human Liver Tissue and ExVive™ Human Kidney Tissue, as well as certain cells for research and development activities. We believe that Samsara can help us optimize our supply chain and reduce operating expenses and ensure that the human cells we utilize for our services, products and research and development programs are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. In addition to Samsara, we also purchase human cells from selected third-party suppliers based on quality assurance, cost effectiveness, and regulatory requirements. We work closely with Samsara and our third-party suppliers to assure continuity of supply while maintaining high quality and reliability. Although we believe we have adequate available sources of raw materials, there can be no guarantee that we will be able to access the quantity of raw material needed to meet our demands on a timely basis or at a cost effective price.

Employees

As June 1, 2017, we have 113 full-time employees. We also engage consultants and temporary employees from time to time to provide services that relate to our bioprinting business and technology as well as for general administrative services.

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

We were incorporated in 2007, and opened our laboratories in San Diego, California in January 2009. Since our incorporation, we have focused primarily on the development of our platform technology and the development of our biological research, drug discovery and therapeutic products and services based on that technology. We announced the initiation of contracting for our ExVive™ Human Liver Tissue and ExVive™ Human Kidney services in November 2014 and September 2016, respectively, for use in toxicology and other preclinical drug testing. Because of our limited commercial operating history, investors have limited historical financial or other information upon which to base an evaluation of our performance and future prospects. Moreover, our future prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations and competing in new and rapidly developing technology areas. We have generated operating losses each year since we began operations, including $38.6 million, $38.6 million and $30.3 million for the years ended March 31, 2017, 2016, and 2015, respectively. As of March 31, 2017, we had incurred cumulative operating losses of $145.8 million and cumulative net losses totaling $199.3 million. We expect to incur substantial additional operating losses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successfully developing drug discovery, biological research, and therapeutic tools, products and services that are more effective than existing technologies and can be offered at competitive prices;
•	successfully completing studies and providing the technical information required to support market acceptance of our products, services and technology;
•	successfully completing our existing collaborative agreements, and entering into new collaborative relationships;
•	successfully developing an effective sales and marketing infrastructure to commercialize our products and services;
•	successfully completing the required preclinical and clinical trials required to obtain regulatory approval for any therapeutic tissues we pursue;
•	entering into successful manufacturing, distribution and sales and marketing arrangements with third parties; and
•	raising sufficient funds to finance our activities and long-term business plan.

We might not succeed at any of these undertakings. If we are unsuccessful at one or more of these undertakings, our business, prospects, and results of operations will be materially adversely affected.

We are an early-stage company with an unproven business strategy, and may never achieve profitability.

We are in the early stages of using our proprietary platform technology to develop and commercialize functional human tissues that can be employed in drug discovery and development, biological research, and potentially as therapeutic implants for the treatment of damaged or degenerating tissues and organs. Our success will depend upon the commercial adoption of our platform technology, as well as on our ability to determine which drug discovery, biological research, and therapeutic tools, products and services can be successfully developed and commercialized with our platform technology. Our success will also depend on our ability to increase customer awareness and demand for our products and services, to enter into additional collaboration agreements on favorable terms and to select an appropriate commercialization strategy for the products and services we or our collaborators choose to pursue. If we are not successful in implementing our development and commercialization strategies, which are new and unproven, and/or if we underprice or overrun our cost estimates for our contracts or our development and commercialization activities, we may never achieve profitability, or even if we achieve profitability, we may not be able to maintain or increase our profitability.

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

We may not correctly predict the amount or timing of future revenues and our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	our expectations regarding revenues from sales of our products and services, and from collaborations with third parties;
•	the time and resources required to develop our drug discovery, biological research, and therapeutic tools, products and services;
•	the time and cost of obtaining any necessary regulatory approvals;
•	the cost and time to pursue additional research and development programs as part of our long-term business plan;
•	the cost and time required to create effective sales and marketing capabilities and commercialization strategies;
•	the expenses we incur to maintain and improve our platform technology;
•	the cost and time to satisfy unique customer requirements regarding validation studies and/or cell sourcing;
•	the costs to attract and retain personnel with the skills required for effective operations; and
•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

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

Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as:

•	changes in the general global economy;
•	the number and scope of ongoing client engagements;
•	the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter;
•	changes in the mix of our products and services;
•	competitive pricing pressures;

•	the extent of cost overruns;
•	holiday buying patterns of our clients;
•	budget cycles of our clients;

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.

We may need to secure additional financing to support our long-term business plans.

We have used significant funds to develop our bioprinting technologies and commercial infrastructure, and may require additional funds to support our long-term business plans. We expect that we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and to implement our long-term business plans. Depending upon market conditions, we may not be successful in raising sufficient additional capital on a timely basis, on favorable terms, or at all. Additionally, the issuance of additional equity securities, including securities convertible into or exercisable for our equity securities, would result in the dilution of the ownership interests of our present stockholders. If we fail to obtain sufficient additional financing, or enter into relationships with others that provide additional financial resources, we may not be able to develop our technology and products in accordance with our long-term business plan, and we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to raise additional funds.

Our platform technology and our drug discovery, biological research, therapeutic tools, products and services are new and unproven.

Our platform technology, as well as our drug discovery, biological research, therapeutic tools, products and services, involve new and unproven models and approaches. We only began offering our first commercial product (and related research services), our ExVive™ Human Liver Tissue, on a limited basis in April 2014 and more broadly in November 2014. We only began offering our second product (and related research services), our ExVive™ Human Kidney Tissue, for predictive preclinical testing of drug compounds in September 2016. As a result, we have had a limited time to prove that our ExVive™ Human Liver Tissue and ExVive™ Human Kidney Tissue and related services will enable our customers to conduct drug discovery and biological research more effectively than through the use of existing technologies. Our commercial products reflect a novel approach to preclinical testing of drug compounds and there is no assurance that they will perform as expected or as required by our customers. Our success depends on the commercial acceptance of, and the success of our efforts to increase customer awareness and demand for, our drug discovery and biological research tools, products and services. Some of our customers may require unique features, cell sourcing, or validation data in order to utilize our commercial products in their drug discovery or development programs. Even if we or our collaborators are successful in our respective efforts, we or our collaborators may not be able to discover or develop commercially viable therapeutics or other products therefrom. If our drug discovery and biological research tools, products and services do not assist in the discovery and development of such therapeutic products, our current and potential collaborators may lose confidence in us and our drug discovery and biological research tools, products and services. Our inability to successfully develop effective and competitive drug discovery, biological research, tools, products and services and achieve and maintain commercial acceptance for those tools, products and services would materially adversely affect our business, financial condition and results of operations.

Our technology, products and services are subject to the risks associated with new and rapidly evolving technologies and industries.

Our proprietary tissue creation technology and our drug discovery, biological research, therapeutic tools, products and services are subject to the risks associated with new, rapidly evolving technologies and industries. We may experience unforeseen technical complications, unrecognized defects and limitations in the development and commercialization of our tools, products and services, including our ExVive™ Human Liver and ExVive™ Kidney Tissues. In addition, our customers may request cell sources, validation studies, or features not included in our standard commercial tissue products. These complications could materially delay or limit customer demand for and use of those tools, products and services, substantially increase the anticipated cost of manufacturing, or prevent us or our collaborators from implementing their drug discovery or biological research projects successfully or at all. In addition, the process of developing new technologies, products and services is complex, and if we are unable to develop enhancements to, and new features for, our existing products and services or acceptable new products and services that keep pace with technological developments, customer requirements, or industry standards, our products and services may become obsolete, less marketable and less competitive.

Our ability to successfully commercialize the drug discovery, biological research, and therapeutic tools, products and services we develop is subject to a variety of risks.

The commercialization of our drug discovery, biological research and therapeutic tools, products and services are subject to risks and uncertainties, including:

•	failing to develop products or services that are effective and competitive;
•

failing to demonstrate the commercial and technical viability of any products or services that we successfully develop, failing to meet customer expectations or requirements or otherwise failing to achieve market acceptance of such products or services;

•	failing to be cost effective and timely;
•	failing to obtain any necessary regulatory approvals;
•	being unable to implement features or functionality required by customers;
•	being difficult or impossible to manufacture on a large scale;
•	being unable to establish and maintain supply and manufacturing relationships with reliable third parties;
•	being unable to obtain a sufficient supply of human cells for our products, services and research and development activities on a timely basis and at acceptable quality levels and costs;
•	failing to develop our products and services before the successful marketing of similar products and services by competitors;
•	being unable to hire and retain qualified personnel; and
•	infringing the proprietary rights of third parties or competing with superior products marketed by third parties.

If any of these or any other risks and uncertainties occur, our efforts to commercialize our drug discovery and biological research tools, products and services may be unsuccessful, which would harm our business and results of operations.

The near and long-term viability of our products and services will depend on our ability to successfully establish new strategic relationships.

The near and long-term viability of our products and services will depend in part on our ability to successfully establish new strategic collaborations with biotechnology companies, pharmaceutical companies, universities, hospitals, insurance companies and government agencies. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our technology or product offerings or our financial, regulatory or intellectual property position. If we fail to establish a sufficient number of new collaborations on acceptable terms, we may not be able to commercialize our products or generate sufficient revenue to fund further research and development efforts. Even if we establish new collaborations, these relationships may never result in the successful development or commercialization of any product or service candidates for several reasons both within and outside of our control.

We cannot control our collaborators’ allocation of resources or the amount of time that our collaborators devote to developing our programs or potential products, which may have a material adverse effect on our business.

Our existing research and collaboration agreements may allow our collaborators to obtain the options to license or exclusive rights to negotiate licenses to our new technologies. Our collaborators may have significant discretion in electing whether to pursue product development, regulatory approval, manufacturing and marketing of the products they may develop with the help of our technology. We cannot control the amount and timing of resources our collaborators may devote to our programs or potential products. As a result, we cannot be certain that our collaborators will choose to develop and commercialize products utilizing our technology or that we will realize any future milestone payments, royalties and other payments provided for in the agreements with our collaborators. In addition, if a collaborator is involved in a business combination, such as a merger or acquisition, or if a collaborator changes its business focus, its performance pursuant to its agreement with us may suffer. As a result, we may not generate any revenues from royalty, milestone and similar provisions that may be included in our collaborative agreements.

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

Our research and collaboration agreements typically involve various stages in which our collaborators can make a “go” or “no-go” decisions in determining whether to continue their collaboration with us. If we or any of our existing or future collaborators or licensees fail to renew or terminate any of our collaboration or license agreements, or if either party fails to satisfy its obligations under any of our collaboration or license agreements or complete them in a timely manner, we could lose significant sources of revenue, which could result in volatility in our future revenues. In addition, our agreements with our collaborators and licensees may have provisions that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply or commercialization of certain products, or could require or result in litigation or arbitration. Moreover, disagreements could arise with our collaborators over rights to our intellectual property or our rights to share in any of the future revenues of products developed by our collaborators. These kinds of disagreements could result in costly and time-consuming litigation. Any such conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators, adversely affecting our business and revenues. Finally, any of our collaborations or license agreements may prove to be unsuccessful.

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

The biotechnology industry is subject to intense competition and rapid and significant technological change. We have many potential competitors, including major drug companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of these competitors have significantly greater financial and technical resources, experience and expertise in the following areas than we do:

•	research and technology development;
•	product identification and development;
•	regulatory processes and approvals;
•	production and manufacturing;
•	securing government contracts and grants to support their research and development efforts;
•	sales and marketing of products, services and technologies; and
•	identifying and entering into agreements with potential collaborators.

Principal competitive factors in our industry include the quality, scientific and technical support,

price and breadth of technology and services; management and the execution of product development and commercialization strategies; skill and experience of employees, including the ability to recruit and retain skilled, experienced employees; intellectual property portfolio; range of capabilities, including product identification, development, manufacturing and marketing; and the availability of substantial capital resources to fund these activities. Please see Item 1. “Business – Competition” for a further description of the competition for our products and services, including the identity of certain of our significant competitors.

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

We are in the early stages of developing potential therapeutic products based on our proprietary technology. In October 2016, we announced our plan to develop 3D bioprinted human liver tissue for direct transplantation to patients. This therapeutic program is in the early stages of preclinical development.  The results of our future preclinical studies on our therapeutic liver tissue may be different from our existing studies and preclinical results, and may not support further clinical development of this therapeutic product candidate.  Further, we may not successfully complete the required preclinical and clinical trials required to obtain regulatory approval for our therapeutic liver tissue on a timely basis, or at all. Similarly, there is no assurance that we can successfully identify and develop additional therapeutic product candidates, prove that they are safe and efficacious in clinical trials, or meet applicable regulatory standards. We do not currently have sufficient resources to complete the clinical development of our therapeutic liver tissue or any other therapeutic tissue candidate we identify, and as a result, we will need to raise additional funds or pursue licensing, partnering and other strategic alternatives. There is no assurance, however, that we will be able to do so based on their early stage of development of our therapeutic liver tissue and any other therapeutic tissue candidates we identify. As a result, we may not be successful in developing, showing clinical efficacy, obtaining regulatory approval or raising the required capital for our therapeutic liver tissue or any therapeutic programs we identify and elect to pursue.

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

We require a reliable supply of qualified human cells for our commercial products and services and for our research and development activities. We purchase certain qualified human cells from selected third-party suppliers based on quality assurance, cost effectiveness, and regulatory requirements.  We formed our wholly-owned subsidiary, Samsara, to eventually serve as a key source of the primary human cells we utilize in our business. We intend to utilize a combination of third party suppliers and Samsara to meet our overall future demand for human cells. We work closely with Samsara and our third-party suppliers to assure adequate supply while maintaining high quality and reliability. As demand for our products and services grows, we may need to identify additional sources of qualified human cells and there can be no guarantee that we will be able to access the quantity and quality of raw materials needed at a cost effective price. Any failure to obtain a reliable supply of human cells at cost effective prices will harm our business and our results of operations, and could cause us to be unable to comply with the contractual obligations we owe to our customers and collaboration partners.

If our laboratory facilities become inoperable, we will lose access to our 3D bioprinters and tissues, and our ability to conduct our business and comply with our contractual obligations will be harmed.

We manufacture our NovoGen Bioprinters® and our 3D Human Liver Tissues at our laboratory facilities in San Diego, California.  We also provide research services to our customers and collaboration partners and conduct our product research and development activities at our laboratory facilities in San Diego, California. We do not currently have redundant laboratory facilities. Our San Diego, California laboratory facilities are situated near active earthquake fault lines. Our facilities may be harmed or rendered inoperable by natural or manmade disasters, including earthquakes, flooding, fires, power outages and contamination, which may render it difficult or impossible for us to continue to provide our products and services and engage in our research and development activities for some period of time. Even if our facilities are inoperable for a short period of time, we may suffer the loss of our existing tissue and cell inventory, and the loss of any research services and activities currently in process. Accordingly, any disruption to operations at our laboratory facilities in San Diego, California would materially affect our business, prospects and results of operations.

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

In January 2016, we announced that our wholly-owned subsidiary, Samsara, commenced commercial operations. We formed Samsara to serve as a key source of certain of the primary human cells we utilize in our products and services and in the development of therapeutic products. In addition to supplying human cells for our business requirements, we believe there is an opportunity for Samsara to operate as a commercial business by selling human cells to other pharmaceutical, biotech and research organizations. Samsara has begun selling its human cell offerings to end users both directly and through distribution partners. Operating and developing Samsara’s business is subject to a number of risks and uncertainties, including:

•	failing to source a sufficient supply of high quality human organs or cells;
•	failing to achieve market acceptance for its human cell offerings;
•	failing to demonstrate the quality and reliability of its human cell offerings;
•	failing to be both cost effective and competitive with the products offered by third parties;
•	failing to obtain any necessary regulatory approvals;
•	failing to be able to produce its human cell offerings on a large scale;
•	failing to establish and maintain distribution relationships with reliable third parties;
•	failing to hire and retain qualified personnel; and
•	infringing the proprietary rights of third parties.

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

An inability to manage our growth or expansion of our operations could adversely affect our business, financial condition or results of operations.

Our business operations and activities and employee headcount have grown rapidly, which has and may continue to place a strain on our management and operational systems. To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. In addition, our management will need to continue to successfully:

•	expand our research and product development efforts;
•	implement and expand our sales, marketing and customer support programs;
•	expand, train and manage our employee base; and
•	effectively address new issues related to our growth as they arise.

We may not manage our planned growth and expansion successfully, which could adversely affect our business, financial condition and results of operations.

Our business will be adversely impacted if we are unable to successfully attract, hire and integrate key additional employees or if we are unable to retain our executive officers and other key personnel.

Our future success depends in part on our ability to successfully integrate our recently hired key executive officers, such as Taylor Crouch (our Chief Executive Officer) and Craig Kussman (our Chief Financial Officer), as well as the other technical, managerial and sales and marketing personnel required to support our business. Our success will also depend to a significant degree upon the continued contributions of our key personnel, especially our executive officers. We do not currently have long-term employment agreements with our executive officers or our other key personnel, and there is no guarantee that our executive officers or key personnel will remain employed with us. Moreover, we have not obtained key man life insurance that would provide us with proceeds in the event of the death, disability or incapacity of any of our executive officers or other key personnel. Further, the process of attracting and retaining suitable replacements for any executive officers and other key personnel we lose in the future would result in transition costs and would divert the attention of other members of our senior management from our existing operations. Additionally, such a loss could be negatively perceived in the capital markets. As a result, the loss of any of our executive officers or other key personnel or our inability to timely attract and hire qualified personnel in the future (in particular skilled technical, managerial and sales and marketing personnel) will adversely impact our ability to meet our key commercial and technical goals and successfully implement our business plan.

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

To the extent that our collaborators or customers use our products in the manufacturing or testing processes for their drug and medical device products, such end-products or services may be regulated by the FDA under Quality System Regulations (QSR) or the Centers for Medicare & Medicaid Services (CMS) under Clinical Laboratory Improvement Amendments of 1988 (CLIA’88) regulations. The customer is ultimately responsible for QSR, CLIA’88 and other compliance requirements for their products. However, we may agree to comply with certain requirements, and, if we fail to do so, we could lose sales and our collaborators or customers and be exposed to regulatory delays or objections and potential product liability claims. In addition, our customers may require that our services be conducted pursuant to the requirements of Good Laboratory Practice (GLP) in order to provide suitable data for their INDs and other regulatory filings. No regulatory review of data from our platform technology has yet been conducted and there is no guarantee that our technology will be acceptable under GLP, or that we will be able to comply with GLP requirements on the timetable required by our customers. As a result, the violation of government regulations or failure to comply with quality requirements could harm demand for our products or services, and the evolving nature of government regulations could have an adverse impact on our business.

Any therapeutic implants we develop will be subject to extensive, lengthy and uncertain regulatory requirements, which could adversely affect our ability to obtain regulatory approval in a timely manner, or at all.

Any therapeutic and other life science products we develop, including our therapeutic human liver tissue, will be subject to extensive, lengthy and uncertain regulatory approval process by the Food and Drug Administration (FDA) and comparable agencies in other countries. The regulation of new products is extensive, and the required process of laboratory testing and clinical studies is lengthy, expensive and uncertain. We may not be able to obtain FDA approvals for any therapeutic products we develop in a timely manner, or at all. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Even if we obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, distributing, marketing, promotion and advertising after product approval. Moreover, several of our product development areas may involve relatively new technologies and have not been the subject of extensive laboratory testing and clinical studies. The regulatory requirements governing these products and related clinical procedures remain uncertain and the products themselves may be subject to substantial review by the FDA and other foreign governmental regulatory authorities that could prevent or delay approval in the United States and any other foreign country. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and, ultimately, commercialize our products and thereby could adversely affect our financial condition and results of operations.

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

There is limited trading history in our common stock, and although our common stock is now traded on the NASDAQ Global Market, there is no assurance that an active market in our common stock will continue at present levels or increase in the future. As a result, an investor may find it difficult to dispose of our common stock on the timeline and at the volumes they desire. This factor limits the liquidity of our common stock, and may have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

Section 404 of the Sarbanes-Oxley Act (the “Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and requires an attestation and report by our external auditing firm on our internal control over financial reporting. We believe our system and process evaluation and testing comply with the management certification and auditor attestation requirements of Section 404. We cannot be certain, however, that we will be able to satisfy the requirements in Section 404 in all future periods, especially as we grow our business. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or

NASDAQ. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we may be required to incur significant additional financial and management resources to achieve compliance.

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

We are authorized to issue 150,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of March 31, 2017, there were an aggregate of 121,971,980 shares of our common stock issued and outstanding on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 15,751,701 shares of our common stock that may be issued upon the exercise of outstanding stock options or is available for issuance under our equity incentive plans, 1,447,443 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”), and 221,370 shares of our common stock that may be issued upon the exercise of outstanding warrants.

In the future, we may issue additional authorized but previously unissued equity securities to raise funds to support our continued operations and to implement our business plan. We may also issue additional shares of our capital stock or other securities that are convertible into or exercisable for our capital stock in connection with hiring or retaining employees, future acquisitions, or for other business purposes. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders may result. In addition, the future issuance of any such additional shares of capital stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock is currently traded on the NASDAQ Global Market. Moreover, depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Since July 2012, the Company has leased its main facility at 6275 Nancy Ridge Drive, San Diego, CA 92121. The lease, as amended in 2013, 2015, and 2016, consists of approximately 45,580 rentable square feet containing laboratory, clean room and office space. Monthly rental payments are currently approximately $120,000 per month with 3% annual escalators. The lease term for 14,685 of the total rentable square footage expires on December 15, 2018, with the remainder of the rentable square footage expiring on September 1, 2021 with the Company having an option to terminate this lease on or after September 1, 2019.

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

In addition to these two leases, the Company leased a third facility from February 1, 2016 through January 31, 2017, consisting of 12,088 rentable square feet of office space located at 6166 Nancy Ridge Drive, San Diego, CA 92121 with a monthly rent of $15,000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

On February 8, 2012, Organovo, Inc., a privately held Delaware corporation, merged with and into Organovo Acquisition Corp., a wholly-owned subsidiary of the Company, a publicly traded Delaware corporation, with Organovo, Inc. surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). Organovo Holdings, Inc. commenced trading on the QB tier of the OTC on February 15, 2012, and upgraded from the QB to the QX tier of the OTC on October 8, 2012. On July 11, 2013, the Company’s shares began trading on the NYSE MKT under the symbol “ONVO”.  The Company ceased trading on the NYSE MKT at the market close on August 5, 2016, and opened trading on the NASDAQ Global Market on August 8, 2016.

The following table sets forth, on a per share basis, for the periods indicated, the high and low bid or sales prices of our common stock.

Year Ended March 31, 2017	High	Low
Fourth Quarter	$3.92	$2.76
Third Quarter	$4.14	$2.48
Second Quarter	$4.99	$3.68
First Quarter	$3.74	$2.11

Year Ended March 31, 2016	High	Low
Fourth Quarter	$2.64	$1.60
Third Quarter	$3.48	$2.37
Second Quarter	$4.13	$1.90
First Quarter	$5.82	$3.50

As of March 31, 2017, we had 104,551,466 outstanding shares of common stock, with a closing price of $3.18 per share. On this date, there were 101 holders of record of the Company’s common stock.

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

The graph set forth below compares our total stockholder returns since we commenced trading on February 15, 2012 through March 31, 2017 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. This graph assumes the investment of $100 on February 15, 2012 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotech Index, and assumes the reinvestment of dividends. No cash dividends have been declared or paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

	February 15,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2012	2013	2014	2015	2016	2017
Organovo Holdings, Inc. — ONVO	100.00	149.70	223.03	463.03	214.55	131.52	192.73
NASDAQ Composite — IXIC	100.00	106.03	112.06	144.01	168.08	167.01	202.75
NASDAQ Biotechnology — NBI	100.00	102.25	133.23	197.05	287.10	217.65	244.98

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report.

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

The table below shows selected consolidated financial data. The consolidated statements of operations data for the years ended March 31, 2017, 2016 and 2015, and the consolidated balance sheet data at March 31, 2017 and 2016 are derived from our consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the three months ended March

31, 2013 and 2012 and the year ended December 31, 2012 and the consolidated balance sheet data as of March 31, 2014, 2013 and 2012, and as of December 31, 2012 are derived from our consolidated financial statements not included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

						Three Months
	Year	Year	Year	Year	Three Months	Ended	Year
	Ended	Ended	Ended	Ended	Ended	March 31,	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	2012	December 31,
	2017	2016	2015	2014	2013	(unaudited)	2012
Selected Consolidated Statement of Operations Data:
Revenue	$4,230	$1,483	$571	$379	$215	$120	$1,197
Operating loss	$(38,575)	$(38,643)	$(30,297)	$(20,649)	$(4,025)	$(1,329)	$(9,319)
Net loss	$(38,447)	$(38,575)	$(30,082)	$(25,848)	$(16,120)	$(37,081)	$(43,553)
Loss per share, basic and diluted	$(0.39)	$(0.43)	$(0.38)	$(0.35)	$(0.26)	$(1.17)	$(1.01)
Weighted average shares outstanding, basic and diluted	97,763,032	90,057,356	79,650,087	73,139,618	61,750,157	31,591,663	43,149,657

						March 31,
	March 31,	March 31,	March 31,	March 31,	March 31,	2012	December 31,
	2017	2016	2015	2014	2013	(unaudited)	2012
Selected Consolidated Balance Sheet Data:
Working capital (deficit)	$59,081	$59,162	$46,501	$47,268	$7,762	$9,724	$(6,169)
Total assets	$69,180	$67,576	$53,489	$50,186	$17,375	$11,241	$16,749
Long-term liabilities	$807	$905	$32	$9	$24	$47,515	$17
Stockholders’ equity (deficit)	$62,362	$62,181	$48,696	$48,284	$8,969	$(37,385)	$(5,303)

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

Overview

Organovo Holdings, Inc. (“Organovo,” “we,” “us,” “our,” “the Company” and “our Company”) is an early commercial stage company focused on developing and commercializing functional three-dimensional human tissues. Using our proprietary technologies and expertise in bioprinting, we are building functional 3D human tissues that mimic key aspects of native biology, and can be used in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or diseased tissues and organs. We are utilizing our proprietary bioprinting platform to create human tissue constructs in 3D that mimic native human tissue composition, architecture, and function. We are leveraging our unique tissue models to improve the current industry standard cell-based and animal model testing approaches, and we believe our foundational approach provides us with the opportunity to fill many critical gaps in commercially available preclinical human tissue models as well as in tissue transplantation. Specifically, we are focused on developing the following offerings:

•

A suite of standardized, 3D human tissues for the preclinical assessment of drug effects, including applications in predictive toxicology, absorption, distribution, metabolism, excretion (“ADME”), and drug metabolism and pharmacokinetics (“DMPK”);

•	Highly customized human tissues as living, dynamic models of human biology or disease, for use in drug discovery and development and disease modeling; and
•	Three-dimensional human tissues for clinical applications, such as a therapeutic liver tissue patch.

We have developed two commercial products. In November 2014, we began offering contract research services for pharmaceutical companies using our proprietary ExVive™ Human Liver Tissue model. In September 2016, we began commercial contracting for our second tissue service, the ExVive™ Human Kidney Tissue. This kidney proximal tubule model is a natural expansion of our preclinical product and service portfolio, allowing customers to study the effects of drug exposure on a key portion of the human kidney relevant to drug discovery and development. We have signed multiple commercial orders and are collaborating on toxicology panels and transporter studies with our customers.

In addition to our ExVive™ Human Liver Tissue and ExVive™ Human Kidney Tissue service offerings, we have entered into collaborative research agreements with pharmaceutical corporations and academic medical centers to develop new tissue models, including models of diseased tissues. We have also secured federal grants, including Small Business Innovation Research grants, to support the development of our technology.

In October 2016, we announced our plan to develop 3D bioprinted human liver tissue for direct transplantation to patients. Our program to develop this therapeutic tissue is based on the achievement of promising results in early preclinical animal studies demonstrating engraftment, vascularization and sustained functionality of our bioprinter liver tissue, including stable detection of human liver-specific proteins and metabolic enzymes. We chose to advance this therapeutic tissue program first due to technical feasibility, a strong commercial opportunity and favorable clinical, regulatory, and reimbursement factors. We are continuing to pursue this opportunity with a formal preclinical development program.

Reverse Merger Transaction

On February 8, 2012 (the “Closing Date”), Organovo Acquisition Corp., a wholly-owned subsidiary of Organovo Holdings, Inc. (the “Company”), merged (the “Merger”) with and into Organovo, Inc., a privately held Delaware corporation (“Organovo”). Organovo was the surviving corporation of that Merger, and became a wholly-owned subsidiary of the Company. As a result of the Merger, the Company acquired the business of Organovo, and has continued the existing business operations of Organovo.

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

The Merger was treated as a recapitalization of the Company for financial accounting purposes. As a result, the historical financial statements of Organovo Holdings, Inc. before the Merger were replaced with the historical financial statements of Organovo before the Merger.

In connection with the Merger, Organovo Holdings, Inc.’s Board of Directors and stockholders adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan, as amended on August 20, 2015, provides for the issuance of up to 17,553,986 shares to executive officers, directors, advisory board members, consultants and employees. In addition, the Company assumed and adopted the 2008 Plan, and as described above option holders under that plan were granted New Options to purchase Common Stock. No further options will be granted under the 2008 Plan. The parties have taken all actions necessary to ensure that the Merger was treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

As of June 1, 2017, the Company had 104,584,831 total issued and outstanding shares of Common Stock, and four- and five-year warrants for the opportunity to purchase an additional 221,370 shares of Common Stock at exercise prices ranging from $2.28 to $7.62 per share. The Company had outstanding stock options to purchase an aggregate of 12,912,941 shares of Common Stock at exercise prices ranging from $0.08 to $9.92 and 1,326,756 outstanding unvested restricted stock units, with each unit representing the right to receive one share of Common Stock.

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

Revenue Recognition

The Company derives its revenues from research service agreements, product sales, collaborative research agreements, and grants from private not-for-profit organizations.

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

As our commercial sales increase, we expect to establish a reserve for estimated product returns that will be recorded as a reduction to revenue. This reserve will be maintained to account for future return of products sold in the current period. We will review the reserve quarterly and will estimate the reserve based on an analysis of our historical experience related to product returns.

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

The Company had issued warrants that were classified as derivative liabilities as a result of the terms in the warrants that provide for down-round protection in the event of a dilutive issuance. The Company used Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions. The Company’s derivative liabilities were adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value recorded in other income or expense accordingly, as adjustments to fair value of derivative liabilities. The Company considered various factors in the pricing models used to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk-free interest rate.

Stock-Based Compensation

For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares acquirable under our 2016 Employee Stock Purchase Plan (the “ESPP”) using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is based on the historical common stock volatility of our peer group over the most recent period commensurate with the estimated expected term of the stock options or ESPP, as the case may be. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions, our stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining our stock-based compensation expense and the actual factors that become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made.

Results of Operations

Comparison of the Years Ended March 31, 2017 and March 31, 2016

Revenues

Revenues of $4.2 million for the year ended March 31, 2017 increased approximately $2.7 million, or more than 180%, over revenues of $1.5 million for the year ended March 31, 2016. This change reflects an increase of $2.4 million in product and service revenue over the year ended March 31, 2016, due to an increasing number of customer contracts for our tissue research services. In addition, collaboration revenue increased $0.5 million due to substantial milestone achievements under collaboration agreements with multiple partners to develop custom tissue models. These increases were offset by a decrease in grant revenue by $0.2 million primarily related to a grant that concluded during fiscal year 2016.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $1.0 million for the year ended March 31, 2017, compared to zero for the year ended March 31, 2016. Cost of revenues for the year ended March 31, 2016 was immaterial and was therefore included in research and development expenses.

Research and Development Expenses

Research and development expense increased $1.5 million, or 8%, from approximately $18.0 million for the year ended March 31, 2016 to approximately $19.5 million for the year ended March 31, 2017 as the Company increased its research staff activities to support development of commercial research services and expanded its product development staff to support obligations under existing collaborative research agreements. Full-time research and development staffing increased from an average of sixty-eight full-time employees during the year ended March 31, 2016 to an average of eighty full-time employees during the year ended March 31, 2017, resulting in increases in staffing expense of approximately $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $0.2 million, or 1%, from $22.1 million for the year ended March 31, 2016 to approximately $22.3 million for the year ended March 31, 2017. This increase was primarily driven by an increase in staffing-related expenses of approximately $1.1 million due to the headcount increase from an average of twenty-eight full-time employees during the year ended March 31, 2016 to an average of thirty-six full-time employees during the year ended March 31, 2017, to provide strategic infrastructure in developing collaborative relationships and the commercializing of research-derived product introductions. Additionally, the increase was related to higher executive recruiting costs of $0.3 million, and outside services in the amount of $0.2 million. This increase was offset by a $1.6 million decrease in share-based compensation related to the absence of non-recurring expenses for two departed executives.

Other Income (Expense)

Other income was approximately $0.2 million for the year ended March 31, 2017, and consisted primarily of interest income. For the year ended March 31, 2016, other income of approximately $0.1 million consisted primarily of interest income. Interest income increased from the same period of fiscal 2016 due to higher average yields.

Comparison of the Years Ended March 31, 2016 and March 31, 2015

Revenues

Revenues of $1.5 million for the year ended March 31, 2016 increased approximately $0.9 million, or 150%, over revenues of $0.6 million for the year ended March 31, 2015. This change reflects an increase of $0.5 million in our product and service revenue over the year ended March 31, 2015, due to an increasing number of customer contracts for our ExVive™ Human Liver Tissue during the year ended March 31, 2016. In addition, collaboration revenue increased $0.3 million due to two new collaborative research agreements that began during the fiscal year ended March 31, 2016, and grant revenue increased $0.1 million due to activities under an NIH grant that was ongoing during the first half of fiscal 2016.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was zero for the years ended March 31, 2016 and 2015, respectively. Cost of revenues for these years was immaterial and was therefore included in research and development expenses.

Research and Development Expenses

Research and development expense increased $5.1 million, or 40%, from approximately $12.9 million for the year ended March 31, 2015 to approximately $18.0 million for the year ended March 31, 2016 as the Company significantly increased its research staff to support its obligations under certain collaborative research agreements and grants, to complete additional research studies for its liver product and to expand its kidney product development team. Full-time research and development staffing increased from an average of forty-four full-time employees for the year ended March 31, 2015 to an average of sixty-eight full-time employees during the year ended March 31, 2016 resulting in increases in staffing expense of approximately $2.6 million, facility costs of approximately $1.2 million, lab supply costs of approximately $1.0 million, and outsourced research and consulting related to new product development of approximately $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $4.1 million, or 23%, from $18.0 million for the year ended March 31, 2015 to approximately $22.1 million for the year ended March 31, 2016. This increase was primarily driven by an increase in staffing-related expenses of approximately $2.3 million due to the headcount increase from an average of sixteen full-time employees during the year ended March 31, 2015 to an average of twenty-eight full-time employees during the year ended March 31, 2016, to support the commercial launch of our ExVive™ Human Liver Tissue and to provide strategic infrastructure in developing collaborative relationships and the commercialization of research-derived product introductions. Non-cash stock-based compensation costs also increased approximately $1.5 million, $1.3 million of which is related to the acceleration of vesting and modification to extend the exercise period for an employee who terminated employment due to disability in addition to new grants during the period. In addition, due to our overall growth and expansion of our commercial business during the year ended March 31, 2016, strategic consulting and facility-related costs increased significantly over the previous year. Partially mitigating these increases was a $0.8 million decrease in expense related to vendor warrants due to fewer warrants issued and outstanding as well as the reversal of approximately $0.1 million of expense related to a potential bonus equity issuance to a consultant during the year ended March 31, 2016.

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

Financial Condition, Liquidity and Capital Resources

The Company has primarily devoted its efforts to technology and product development, raising capital and building infrastructure. In November 2014, the Company announced the full commercial release of its first product, the ExVive™ Human Liver Tissue for use in toxicology and other preclinical drug testing and in September 2016, the Company announced the full commercial release of its second product, the ExVive™ Human Kidney Tissue. The Company has built a sales and marketing and research and development infrastructure to support the commercialization of research services utilizing the ExVive™ Human Liver Tissue and the ExVive™ Human Kidney Tissue.

As of March 31, 2017, the Company had cash and cash equivalents of $62.8 million and an accumulated deficit of $199.3 million. The Company also had negative cash flows from operations of $29.2 million, $29.4 million, and $19.6 million for the years ended March 31, 2017, 2016 and 2015, respectively.

At March 31, 2017, we had total current assets of $65.1 million and current liabilities of $6.0 million, resulting in working capital of $59.1 million. At March 31, 2016, we had total current assets of $63.7 million and current liabilities of $4.5 million, resulting in working capital of $59.2 million.

Net cash used in investing activities was approximately $1.4 million, $2.1 million, and $1.5 million for the years ended March 31, 2017, 2016 and 2015, respectively. The majority of net cash used in investing activities to date has been for capital purchases, including laboratory equipment purchases and the expansion and buildout of the Company’s facilities related to its expanded research capabilities and the commercialization of its products.

Net cash provided by financing activities was approximately $31.2 million, $43.5 million, and $23.1 million for the years ended March 31, 2017, 2016 and 2015, respectively.

During the year ended March 31, 2017, we raised net proceeds of approximately $25.7 million from our public offering of 10,065,000 shares of our common stock in October 2016, approximately $4.5 million through the sale of 997,181 shares of our common stock in “at-the-market” offerings and approximately $1.1 million through warrant exercises, stock option exercises and sale of shares through the ESPP.

During the year ended March 31, 2016, we raised net proceeds of approximately $43.1 million through the sale of 10,838,750 shares of our common stock. In addition, we raised approximately $0.3 million from stock option exercises during the year ended March 31, 2016.

Through March 31, 2017, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and from revenue derived from products and research-based services, grants, and collaborative research agreements. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months.

Our future capital needs will depend on the revenues we generate through our commercialization efforts and the resources we elect to spend to pursue our product development efforts and implement our business plan. As a result, we cannot predict with certainty when we may be required or otherwise elect to secure additional capital to fund our future operations and business plans.

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

The Company has an effective shelf registration statement on Form S-3 (File No. 333-202382), or the 2015 Shelf, that expires on March 17, 2018. As of March 31, 2017, the Company is authorized to offer and sell under the 2015 Shelf, in one or more offerings, common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units compromised one or more of the other securities. On July 20, 2016, due to an expiring shelf registration statement, the Company filed a prospectus supplement to the 2015 Shelf to register the sale of up to $26.6 million of shares of its common stock that may be issued in at-the-market offerings pursuant to an equity offering sales agreement it had entered into with an investment banking firm in December 2014. The shares of common stock included in the new prospectus supplement represented the remaining shares previously registered for sale under this sales agreement. During the twelve months ended March 31, 2017, the Company sold 997,181 shares of common stock in at-the-market offerings, with gross proceeds of approximately $4.7 million, leaving an additional $21.9 million that can be raised through this at-the-market program.

Based on its use of the 2015 Shelf through March 31, 2017, the Company cannot raise more than an aggregate of $111.6 million in future offerings under the 2015 Shelf, including through its at-the-market program.

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

As of March 31, 2017, the Company had 104,551,466 total issued and outstanding shares of common stock and 221,370 warrants with terms between two and five years and exercise prices between $2.28 and $7.62 per share.

In addition, the Company’s 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of common stock upon the exercise of outstanding stock options and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 17,553,986 shares of its common stock, to executive officers, directors, advisory board members, employees and consultants. Additionally, 1,500,000 shares of common stock have been reserved for issuance under the 2016 ESPP, of which 1,447,443 shares remain available for future issuance. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans and the 2016 ESPP total 121,971,980 shares of common stock as of March 31, 2017.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant contractual obligations and related scheduled payments as of March 31, 2017 (in thousands):

			2019 to	2021 to	2023 and
	Total	2018	2020	2022	thereafter
Operating lease obligations (A)	$5,704	$1,596	$2,536	$1,572	$—
Total	$5,704	$1,596	$2,536	$1,572	$—

(A)	Operating lease obligations include the remaining payments due under the Company’s facility leases.

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

Item 8. Consolidated Financial Statements.

Organovo Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Organovo Holdings, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Organovo Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organovo Holdings, Inc. and Subsidiaries as of March 31, 2017 and 2016, and the results of their consolidated operations and their cash flows for each of the years in the three year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Organovo Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 7, 2017, expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann, P.C.

San Diego, California

June 7, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Organovo Holdings, Inc.

San Diego, California

We have audited Organovo Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Organovo Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Organovo Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows of Organovo Holdings, Inc. and Subsidiaries, and our report dated June 7, 2017 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann, P.C.

San Diego, California

June 7, 2017

ORGANOVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	March 31, 2017	March 31, 2016
Assets
Current Assets
Cash and cash equivalents	$62,751	$62,091
Accounts receivable	647	259
Inventory, net	550	334
Prepaid expenses and other current assets	1,144	968
Total current assets	65,092	63,652
Fixed assets, net	3,840	3,711
Restricted cash	127	79
Other assets, net	121	134
Total assets	$69,180	$67,576
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,171	$787
Accrued expenses	4,101	2,450
Deferred rent	157	139
Deferred revenue	582	1,110
Warrant liabilities	—	4
Total current liabilities	6,011	4,490
Deferred revenue, net of current portion	58	—
Deferred rent, net of current portion	749	905
Total liabilities	$6,818	$5,395
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 104,551,466 and 92,391,989 shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively	104	92
Additional paid-in capital	261,586	222,959
Accumulated deficit	(199,317)	(160,870)
Accumulated other comprehensive income (loss)	(11)	—
Total stockholders’ equity	62,362	62,181
Total Liabilities and Stockholders’ Equity	$69,180	$67,576

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands except per share data)

	Year Ended	Year Ended	Year Ended
	March 31, 2017	March 31, 2016	March 31, 2015
Revenues
Products and services	$3,167	$806	$314
Collaborations	1,022	486	134
Grants	41	191	123
Total Revenues	4,230	1,483	571
Cost of revenues	956	—	—
Research and development expenses	19,545	18,008	12,921
Selling, general, and administrative expense	22,304	22,118	17,947
Total costs and expenses	42,805	40,126	30,868
Loss from Operations	(38,575)	(38,643)	(30,297)
Other Income (Expense)
Change in fair value of warrant liabilities	4	(17)	196
Loss on disposal of fixed assets	(51)	—	(12)
Interest expense	—	—	(1)
Interest income	198	88	32
Total Other Income (Expense)	151	71	215
Income Tax Expense	(23)	(3)	—
Net Loss	$(38,447)	$(38,575)	$(30,082)
Net loss per common share—basic and diluted	$(0.39)	$(0.43)	$(0.38)
Weighted average shares used in computing net loss per common share—basic and diluted	97,763,032	90,057,356	79,650,087
Comprehensive Loss:
Net Loss	$(38,447)	$(38,575)	$(30,082)
Currency Translation Adjustment	(11)	—	—
Comprehensive Loss	$(38,458)	$(38,575)	$(30,082)

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2014	78,113	$78	$140,419	$(92,213)	—	$48,284
Issuance of common stock from warrant exercises, net	211	—	445	—	—	445
Restricted stock forfeitures	(190)	—	—	—	—	—
Issuance of common stock from public offering, net	3,198	4	22,303	—	—	22,307
Stock-based compensation expense	—	—	7,020	—	—	7,020
Warrant liability removed due to exercises of warrants	—	—	55	—	—	55
Stock option exercises	205	—	351	—	—	351
Issuance of warrants to consultant	—	—	316	—	—	316
Net loss	—	—	—	(30,082)	—	(30,082)
Balance at March 31, 2015	81,537	$82	$170,909	$(122,295)	$—	$48,696
Issuance of common stock from warrant exercises, net	32	—	—	—	—	—
Restricted stock forfeitures	(132)	—	—	—	—	—
Issuance of common stock from public offering, net	10,839	10	43,127	—	—	43,137
Stock-based compensation expense	—	—	8,556	—	—	8,556
Warrant liability removed due to exercises of warrants	—	—	139	—	—	139
Stock option exercises	116	—	320	—	—	320
Issuance of warrants to consultant	—	—	38	—	—	38
Adjustment related to potential equity bonus issuance	—	—	(130)	—	—	(130)
Net loss	—	—	—	(38,575)	—	(38,575)
Balance at March 31, 2016	92,392	$92	$222,959	$(160,870)	$—	$62,181
Issuance of common stock from warrant exercises, net	700	1	335	—	—	336
Issuance of common stock under employee and director stock option, RSU and purchase plans	397	—	705	—	—	705
Stock-based compensation expense	—	—	7,392	—	—	7,392
Issuance of common stock from public offering, net	11,062	11	30,195	—	—	30,206
Net loss	—	—	—	(38,447)		(38,447)
Foreign currency translation adjustment	—	—	—	—	(11)	(11)
Balance at March 31, 2017	104,551	$104	$261,586	$(199,317)	$(11)	$62,362

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended	Year Ended	Year Ended
	March 31, 2017	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities
Net loss	$(38,447)	$(38,575)	$(30,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of warrants issued for services	—	(92)	557
Depreciation and amortization	1,149	815	472
Loss on disposal of fixed assets	56	—	12
Change in fair value of warrant liabilities	(4)	17	(196)
Stock-based compensation	7,392	8,556	7,020
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(388)	(259)	—
Inventory	(216)	(268)	(3)
Prepaid expenses and other assets	(154)	83	(389)
Accounts payable	384	(600)	1,061
Accrued expenses	1,651	193	1,435
Deferred rent	(138)	(89)	270
Deferred revenue	(470)	851	242
Net cash used in operating activities	(29,185)	(29,368)	(19,601)
Cash Flows From Investing Activities
Deposits released from restriction (restricted cash deposits)	(48)	—	—
Purchases of fixed assets	(1,354)	(2,114)	(1,517)
Proceeds from disposals of fixed assets	11	14	—
Purchases of intangible assets	—	(35)	—
Net cash used in investing activities	(1,391)	(2,135)	(1,517)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	30,665	43,137	22,752
Proceeds from exercise of stock options	582	320	351
Principal payments on capital lease obligations	—	(5)	(10)
Net cash provided by financing activities	31,247	43,452	23,093
Effect of currency exchange rate changes on cash and cash equivalents	(11)	—	—
Net Increase in Cash and Cash Equivalents	660	11,949	1,975
Cash and Cash Equivalents at Beginning of Period	62,091	50,142	48,167
Cash and Cash Equivalents at End of Period	$62,751	$62,091	$50,142
Supplemental Disclosure of Cash Flow Information:
Income Taxes	$23	$3	$4

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

The Company’s activities are subject to significant risks and uncertainties including failing to successfully develop products and services based on its technology and to achieve the market acceptance necessary to generate sufficient revenues to achieve and sustain profitability.

NASDAQ listing

On August 8, 2016, the Company moved its stock exchange listing to the NASDAQ Global Market, under the “ONVO” ticker symbol. From July 11, 2013 through August 5, 2016, the Company listed its shares on the NYSE MKT. Prior to July 11, 2013, the Company’s shares were quoted on the OTC QX.

Liquidity

As of March 31, 2017, the Company had an accumulated deficit of approximately $199.3 million. The Company also had negative cash flows from operations of approximately $29.2 million during the year ended March 31, 2017.

Through March 31, 2017, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public offerings, and through revenue derived from grants, collaborative research agreements, and product and research service-based agreements. Based on its current operating plan and available cash resources, the Company believes it has sufficient resources to fund its business for at least the next twelve months.

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in revenue recognized under the proportional performance model, the valuation of stock-based compensation expense, and the valuation allowance on deferred tax assets.

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

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency. As of March 31, 2017, the Company does not have any derivative liabilities measured on a fair value basis.

Historically, the Company reviewed the terms of convertible debt and equity instruments it issued to determine if they were derivative instruments, including an embedded conversion option that is required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments were accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may have issued freestanding warrants that may, depending on their terms, have been accounted for as derivative instrument liabilities, rather than as equity.

Derivative instruments were initially recorded at fair value and were revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that were to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments were first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, were then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, was amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Foreign Currency

The functional currency of our wholly owned subsidiary in the United Kingdom is the pound sterling. Accordingly, all assets and liabilities of this subsidiary are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at the exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive income or loss in the equity section of our consolidated balance sheets.

Foreign currency transaction gains and losses, which are primarily the result of remeasuring US dollar-denominated receivables and payables, are recorded in our consolidated statements of operations and other comprehensive loss. For the years ended March 31, 2017, 2016 and 2015, we recognized foreign currency translation losses of approximately $11,000, $0 and $0, respectively.

Restricted cash

As of March 31, 2017 and 2016, the Company had approximately $127,000 and $79,000 of restricted cash, respectively, deposited with a financial institution. The entire amount is held in certificates of deposit to support a letter of credit agreement related to the Company’s facility lease.

Inventory

Inventories are stated at the lower of the cost or market (first-in, first-out). Inventory at March 31, 2017 consists of approximately $467,000 in raw materials, approximately $83,000 in work-in-process inventory, and approximately $0 in finished goods. Inventory at March 31, 2016 consisted of approximately $206,000 in raw materials, approximately $15,000 in work-in progress inventory, and approximately $113,000 in finished goods.

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

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including property and equipment and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred as of March 31, 2017.

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

The Company had issued warrants, of which some were classified as derivative liabilities as a result of the terms in the warrants that provide for down-round protection in the event of a dilutive issuance. The Company used Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions (see Note 4). The Company’s derivative liabilities were adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities. Various factors were considered in the pricing models we used to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk-free interest rate.

During the years ended March 31, 2017, 2016 and 2015, the Company valued its derivative liabilities in accordance with ASC 820. The remaining warrants expired as of March 31, 2017 and were removed from the Balance Sheet. The Company does not have any financial assets or liabilities measured on a fair value basis as of March 31, 2017.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at March 31, 2017 and 2016 (in thousands):
	Balance at March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$—	$—	$—	$—

	Balance at March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liability	$4	$—	$—	$4

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended March 31, 2017 and 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability (in thousands)
Balance at March 31, 2015	$126
Issuances	$—
Adjustments to estimated fair value	$17
Warrant liability removal due to settlements	$(139)
Balance at March 31, 2016	$4
Issuances	$—
Adjustments to estimated fair value	$(4)
Warrant liability removal due to settlements	$—
Balance at March 31, 2017	$—

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of March 31, 2017 and 2016, the Company had approximately $640,000 and $1,110,000, respectively, in deferred revenue related to its commercial products and research service agreements, grants, and collaborative research programs.

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

The Company recognizes revenue from research funding under collaboration agreements when earned on a “proportional performance” basis as research services are provided or substantive milestones are achieved. The Company recognizes revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to us for the milestone (i) is consistent with our performance necessary to achieve the milestone or the increase in value to the collaboration resulting from our performance, (ii) relates solely to our past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, we consider all facts and circumstances relevant to the arrangement, including factors such as the risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

The Company initially defers revenue for any amounts billed or payments received in advance of the services being performed, and recognizes revenue pursuant to the related pattern of performance, using the appropriate method of revenue recognition based on its analysis of the related contractual element(s).

In September 2013, the Company entered into a research contract agreement with a third party to perform research and development services for fixed fees. The Company completed its obligations under this agreement during the year ended March 31, 2015. The Company recorded approximately $69,000 for the year ended March 31, 2015 in revenue related to the research contract in recognition of the proportional performance achieved.

In October 2013, the Company entered into a research contract agreement with a third party to perform research and development services for fixed fees. The Company completed its obligations under this agreement during the year ended March 31, 2015. The Company recorded approximately $41,000 for the year ended March 31, 2015 in revenue related to the research contract in recognition of the proportional performance achieved.

In November 2014, the Company entered into a collaborative nonexclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for surgical transplantation research. The Company completed its obligations under this agreement during the year ended March 31, 2017. The Company recorded approximately $32,000, $50,000 and $18,000 for the years ended March 31, 2017, 2016 and 2015, respectively, in revenue related to this collaboration in recognition of the proportional performance achieved.

In April 2015, the Company entered into a research collaboration agreement with a third party to develop custom tissue models for fixed fees. Based on the proportional performance achieved under this agreement for the years ended March 31, 2017 and 2016, the Company has recorded approximately $117,000 and $352,000, respectively, in collaboration revenue.

Also in April 2015, the Company entered into a multi-year research agreement with a third party to develop multiple custom tissue models for use in drug development. Approximately $835,000 and $80,000 under this agreement was recognized as revenue in recognition of the proportional performance achieved during the years ended March 31, 2017 and 2016, respectively.

In June 2016, the Company announced it had entered into another collaborative nonexclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for skeletal disease research. The Company received an up-front payment in June 2016, which has initially been recorded as deferred revenue. Revenue of $34,000 has been recorded under this agreement during the year ended March 31, 2017.

In December 2016, the Company signed another collaborative nonexclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing an architecturally correct kidney for potential therapeutic applications. The Company received up-front payments in January and March of 2017, which has been recorded as deferred revenue. Revenue of $3,000 has been recorded under this agreement during the year ended March 31, 2017.

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

Cost of revenue

We reported $1.0 million in cost of revenue for the year ended March 31, 2017. This is our first full year reporting this cost line item, which reflects costs related to manufacturing and delivering our product and service. Cost of revenue for the year ended March 31, 2016 was minimal and was included in research and development expense.

Grant revenues

During August of 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. The Company completed its obligations under this agreement during the year ended March 31, 2017. Revenue recognized under this grant was approximately $41,000, $43,000 and $49,000 for the years ended March 31, 2017, 2016 and 2015, respectively.

During September of 2014, the NIH awarded the Company a research grant totaling approximately $222,000. The grant provides for fixed payments based on the achievement of certain milestones. As such, revenue will be recognized upon completion of those milestones. The Company completed its obligations under this agreement during the year ended March 31, 2016. Revenue recognized under this grant was approximately $0, $148,000, and $74,000 for the years ended March 31, 2017, 2016, and 2015, respectively.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended March 31, 2017, 2016 and 2015, the comprehensive loss was materially equal to the net loss, and consisted of net loss and foreign currency translation.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the years ended March 31, 2017, 2016 and 2015 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. Total common stock equivalents that were excluded from computing diluted net loss per share were approximately 12.4 million, 10.7 million, and 8.6 million for the years ended March 31, 2017, 2016 and 2015, respectively.

2. Fixed Assets

Fixed assets consisted of the following (in thousands):

	March 31, 2017	March 31, 2016
Laboratory equipment	$3,727	$2,799
Construction in process	—	52
Computer software and equipment	656	488
Furniture and fixtures	319	337
Leasehold improvements	2,045	1,832
Vehicles	9	9
	6,756	5,517
Less accumulated depreciation	(2,916)	(1,806)
	$3,840	$3,711

Depreciation expense for the years ended March 31, 2017, 2016 and 2015 was approximately $1,139,000, $805,000, and $464,000, respectively.

3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2017	March 31, 2016
Accrued compensation	$3,318	$2,221
Accrued legal and professional fees	572	168
Other accrued expenses	211	61
	$4,101	$2,450

4. Derivative Liability

During 2011 and 2012, the Company issued 22,847,182 five-year warrants to purchase the Company’s common stock in connection with financing transactions. The exercise price of the warrants is protected against down-round financing throughout the term of the warrants. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

The Company revalued the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was $0 and $4,000 as of March 31, 2017 and 2016, respectively. The change in fair value of the derivative liabilities for the year ended March 31, 2017 was a decrease of $4,000. The changes in fair value of the derivative liabilities for the years ended March 31, 2016 and 2015 were an increase of $17,000 and a decrease of $196,000, respectively. These changes are included in other income (expense) in the statements of operations.

During the years ended March 31, 2017 and 2016, 0 and 43,796 warrants that were classified as derivative liabilities were exercised. The warrants were revalued as of the settlement date and the change in fair value was recognized to earnings. During the year ended March 31, 2017, 3,350 warrants expired. As of March 31, 2017, all warrants subject to derivative treatment have been exercised or have expired.

The derivative liabilities were valued upon issuance of the warrants and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

March 31, 2016
Closing price per share of common stock	$2.17
Exercise price per share	$1.00
Expected volatility	73.35%
Risk-free interest rate	0.59%
Dividend yield	—
Remaining expected term of underlying securities (years)	0.96

5. Stockholders’ Equity

Stock-based compensation expense and valuation information

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Year Ended March 31, 2017	Year Ended March 31, 2016 (1)	Year Ended March 31, 2015
Research and development	$1,646	$1,248	$1,190
General and administrative	$5,746	$7,308	$5,830
Total	$7,392	$8,556	$7,020

(1)

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

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2017 was approximately $10,271,000 and the weighted average period over which these grants are expected to vest is 2.20 years.

The total unrecognized stock-based compensation expense related to restricted stock units as of March 31, 2017 was approximately $3,557,000, which will be recognized over a weighted average period of 2.86 years.

As of March 31, 2017, there was no unrecognized stock-based compensation expense for restricted stock awards.

The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense. Stock-based awards include (i) stock options, (ii) restricted stock awards, (iii) restricted stock units, and (iv) options to purchase stock granted under the 2016 Employee Stock Purchase Plan (“ESPP”).

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Dividend yield	—	—	—
Volatility	72.17%	73.96%	76.90%
Risk-free interest rate	1.16%	1.57%	1.60%
Expected life of options	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$2.41	$2.52	$4.14

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the Company’s ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following weighted average assumptions:

Year Ended March 31, 2017
Dividend yield	—
Volatility	72.89% - 74.70%
Risk-free interest rate	0.47% - 0.79%
Expected term	6 months
Grant date fair value	$1.04 - 1.22

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

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. The Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2013 to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares.  In addition, the Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2015 to further increase the number of shares of common stock that may be issued under the 2012 Plan by 6,000,000 shares, bringing the aggregate shares issuable under the 2012 Plan to 17,553,986. The 2012 Plan as amended and restated became effective on August 20, 2015 and terminates ten years after such date. As of March 31, 2017, 3,617,386 shares remain available for issuance under the 2012 plan.

On April 24, 2017 the Company filed a Registration Statement on Form S-8 with the SEC authorizing the issuance of 2,297,034 shares of the Company’s Common Stock, pursuant to the terms of an Inducement Award Stock Option Agreement and an Inducement Award Performance-Based Restricted Stock Unit Agreement (collectively, the “Inducement Award Agreements”).

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

In November 2013, the Company entered into an equity distribution agreement with an investment banking firm. Under the terms of the distribution agreement, the Company may offer and sell up to 4,000,000 shares of its common stock, from time to time, through the investment bank in at-the-market offerings, as defined by the SEC, and pursuant to the 2013 Shelf. During the years ended March 31, 2017, 2016 and 2015, the Company issued 0, 0 and 2,197,768 shares of common stock in at-the-market offerings under the distribution agreement with net proceeds of $0, $0 and $16.1 million, respectively.

In December 2014, the Company entered into an equity offering sales agreement with another investment banking firm. Under the terms of the sales agreement, the Company may offer and sell shares of its common stock, from time to time, through the investment bank in at-the-market offerings, as defined by the SEC, and pursuant to the Company’s 2013 Shelf. During the years ended March 31, 2017, 2016, and 2015, the Company issued 997,181, 0, and 1,000,000 shares of common stock in at-the-market offerings under the sales agreement with net proceeds of $4.6 million, $0, and $6.2 million, respectively. As of March 31, 2017, the Company has sold an aggregate of 1,997,181 shares of common stock in at-the-market offerings under the 2014 Sales Agreement, with net proceeds of approximately $10.8 million.

On July 20, 2016, the Company filed a prospectus supplement to move the remaining shares of common stock that previously could have been sold pursuant to the 2014 Sales Agreement under the 2013 Shelf to the 2015 Shelf, which does not expire until March 17, 2018. On the same date, the Company filed a post-effective amendment to the 2013 Shelf de-registering all remaining securities that could have been offered by the Company pursuant to the 2013 Shelf.  Based on sales through March 31, 2017, the Company can sell an additional $21.9 million of shares pursuant to the 2014 Sales Agreement under the 2015 Shelf. The Company intends to use the net proceeds raised through any at-the-market sales for general corporate purposes, including research and development, the commercialization of the Company’s products, general administrative expenses, and working capital and capital expenditures.

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

In addition, during the years ended March 31, 2017, 2016, and 2015, the Company issued 700,379, 32,914, and 210,600 shares of common stock upon exercise of 822,903, 43,796, and 211,647 warrants, respectively.

During the years ended March 31, 2017, 2016, and 2015, the Company issued 245,271, 116,001, and 205,033 shares of common stock upon exercise of 245,271, 116,001, and 205,684 stock options, respectively.

Restricted stock awards

On August 6, 2012, the Company issued 200,000 restricted stock awards to a member of senior management, the vesting of which was performance-based with achievement to be measured at December 31, 2014 or earlier if the metric was achieved. As of December 31, 2014, the Company had determined that three of the four target metrics had been achieved with the fourth performance metric criterion not met resulting in 150,000 shares of restricted stock vested and the remaining 50,000 restricted stock awards surrendered back to the Company unvested. The Company recognized the related stock-based compensation expense over the requisite service period ending on March 31, 2015.

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

A summary of the Company’s restricted stock award activity for the year ended March 31, 2017 is as follows:

Number of Shares
Unvested at March 31, 2016	6,250
Granted	—
Vested	(6,250)
Canceled / forfeited	—
Unvested at March 31, 2017	—

Restricted stock units

During the year ended March 31, 2017, the Company issued restricted stock units for an aggregate of 1,309,656 shares of common stock to its employees and directors. These shares of common will be issued upon vesting of the restricted stock units. Vesting generally occurs (i) on the one-year anniversary of the grant date, (ii) quarterly over a three-year period, (iii) quarterly over a four-year period, (iv) over a four-year period, with 25% vesting on the one-year anniversary of the vesting commencement date and the remainder vesting ratably on a quarterly basis over the next twelve quarters, or (v) over a three-year period with 50% vesting on the two-year anniversary of the vesting commencement date and 50% vesting on the three-year anniversary of the vesting commencement date.

A summary of the Company’s restricted stock unit activity for the year ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2016	—	—
Granted	1,309,656	$3.59
Vested	(106,650)	$3.86
Canceled / forfeited	(24,892)	$3.21
Unvested at March 31, 2017	1,178,114	$3.57

Stock options

During the years ended March 31, 2017 and 2016, under the 2012 Equity Incentive Plan, 1,955,016 and 2,966,778 incentive stock options were issued, respectively, at various exercise prices. The stock options generally vest on (i) the one year anniversary of the grant date, (ii) quarterly over a three year period, or (iii) over a four-year period with a quarter vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining 36 month terms. Stock options can also vest immediately at the grant date or vest after one full year.

The following table summarizes stock option activity for the year ended March 31, 2017:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2016	9,614,627	$4.79	$1,927,137
Options granted	1,955,016	$3.79	$—
Options canceled	(368,171)	$5.64	$—
Options exercised	(245,271)	$2.38	$356,616
Outstanding at March 31, 2017	10,956,201	$4.63	$4,876,437
Vested and Exercisable at March 31, 2017	7,054,815	$4.64	$4,380,611

The weighted-average remaining contractual term of stock options exercisable and outstanding at March 31, 2017 was approximately 5.89 years.

Employee Stock Purchase Plan

In June 2016, our Board of Directors adopted, and in August 2016 stockholders subsequently approved, the 2016 ESPP, consisting of 1,500,000 shares of common stock. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 or 10,000 shares per employee per year. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. During the year ended March 31, 2017, 52,557 shares were issued under the ESPP. At March 31, 2017, there were 1,447,443 shares remaining available for the purchase under the ESPP.

Warrants

During the years ended December 31, 2012 and 2011, the Company issued warrants to investors to purchase 21,347,182 and 2,909,750 shares, respectively, of its common stock.

During the years ended March 31, 2017, 2016 and 2015, 353,093, 0 and 203,000 of these warrants were exercised for cash proceeds of approximately $336,000, $0 and $445,000, respectively, and 469,000, 43,796 and 8,647 of these warrants were exercised through a cashless exercise for issuance of 347,286, 32,914 and 7,600 shares of common stock, respectively.

During the year ended March 31, 2014, the Company entered into amendment agreements for 269,657 warrants to purchase common stock which reduced the exercise price of the warrants from $1.00 to $0.85, which removed the down-round price protection provision of the warrant agreement related to the adjustment of the exercise price upon issuance of additional shares of common stock. As a result of the removal of the down-round price protection provision, the warrants were reclassified from liability to equity instruments at their fair value. The Company determined the incremental expense associated with the modification based on the fair value of the awards prior to and subsequent to the modification. The fair value of the awards subsequent to modification was calculated using the Black-Scholes model. The incremental expense associated with the modification of approximately $12,000 was recognized as interest expense for the year ended March 31, 2014.

In 2012, the Company issued a total of 650,000 warrants to purchase common stock, in connection with consulting agreements, at prices ranging from $1.70 to $3.24, with lives ranging from two to five years, to be earned over service periods of up to six months. During the years ended March 31, 2017, 2016, and 2015, 0, 0, and 0 warrants held by consultants were exercised. As of March 31, 2017, 1,370 of these warrants are outstanding.

Additionally, during September 2014, the Company issued 50,000 warrants to a consultant in recognition of services previously provided. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. As of December 31, 2014, the full amount of the warrants related to these services, approximately $237,000 had been recognized.

In November 2014, in connection with a consulting agreement, the Company issued 145,000 warrants to purchase common stock, at a price of $6.84, with a life of five years, to be earned over a seventeen month service period ended on March 31, 2016. The final number of vested warrant shares was 95,000, based on management’s judgment of the satisfaction of specific performance metrics. The fair value of the warrants was estimated to be approximately $74,000, which was revalued and amortized over the term of the consulting agreement. These warrants were classified as equity instruments because they do not contain any anti-dilution provisions. The Black-Scholes model, using a volatility rate of 73.4% and a risk-free interest rate factor of 1.21%, was used to determine the value as of March 31, 2016. The Company recognized approximately $6,000 and $31,000 during the years ended March 31, 2016 and 2015, respectively, related to these services. As of March 31, 2016, these warrants were fully expensed.

The following table summarizes warrant activity for the years ended March 31, 2017:

	Warrants	Weighted-Average Exercise Price
Balance at March 31, 2016	1,046,813	$2.29
Granted	—	—
Expired / Canceled	(3,350)	$1.00
Exercised	(822,093)	$0.98
Balance at March 31, 2017	221,370	$7.16

The warrants outstanding at March 31, 2017 are immediately exercisable at prices between $2.28 and $7.62 per share, and have a weighted average remaining term of approximately 1.86 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at March 31, 2017:

Common stock warrants outstanding	221,370
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	13,951,395
Restricted stock units outstanding under the 2012 Plan	1,178,114
Common stock reserved under the 2016 Employee Stock Purchase Plan	1,447,443
Total	17,420,514

6. Commitments and Contingencies

Operating leases

The Company leases laboratory and office space in San Diego, California under three non-cancelable leases as described below.

Since July 2012, the Company has leased its main facilities at 6275 Nancy Ridge Drive, San Diego, CA 92121. The lease, as amended in 2013, 2015 and 2016, consists of approximately 45,580 rentable square feet containing laboratory, clean room and office space. Monthly rental payments are currently approximately $120,000 per month with 3% annual escalators. The lease term for 14,685 of the total rentable square footage expires on December 15, 2018, with the remainder of the rentable square footage expiring on September 1, 2021, with the Company having an option to terminate this lease on or after September 1, 2019.

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

In addition to these two leases, the Company previously leased a third facility from February 1, 2016 through January 31, 2017, consisting of 12,088 rentable square feet of office space located at 6166 Nancy Ridge Drive, San Diego, California 92121 with a monthly rent of $15,000.

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

Rent expense was approximately $1,295,000, $1,088,000, and $968,000 for the years ended March 31, 2017, 2016 and 2015, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2017, are as follows (in thousands):

Fiscal year ended March 31, 2018	1,596
Fiscal year ended March 31, 2019	1,464
Fiscal year ended March 31, 2020	1,072
Fiscal year ended March 31, 2021	1,104
Fiscal year ended March 31, 2022	468
Thereafter	—
Total	$5,704

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

7. Licensing Agreements and Research Contracts

University of Missouri

In March 2009, the Company entered into a license agreement with the Curators of the University of Missouri to in-license certain technology and intellectual property relating to self-assembling cell aggregates and to intermediate cellular units. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the University of Missouri royalties ranging from 1% to 3% of net sales of covered tissue products, and of the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales achieved by the Company each year. The Company began paying a minimum annual royalty of $25,000 in January 2017 for the calendar year 2017, which will be credited against royalties due during the subsequent twelve months. The license agreement terminates upon expiration of the patents licensed and is subject to certain conditions as defined in the license agreement, which are expected to expire after 2029.

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

Capitalized license fees consisted of the following (in thousands):

	March 31, 2017	March 31, 2016
License fees	$148	$148
Less accumulated amortization	(53)	(43)
License fees, net	$95	$105

The above license fees, net of accumulated amortization, are included in Other Assets in the accompanying balance sheets and are being amortized over the life of the related patents. Amortization expense of licenses was approximately $10,300, $9,700, and $8,500 for the years ended March 31, 2017, 2016 and 2015, respectively. At March 31, 2017, the weighted average remaining amortization period for all licenses was approximately 10 years. The annual amortization expense of licenses for the next five years is estimated to be approximately $10,300 per year.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of March 31, 2017 and 2016 (in thousands):

	March 31, 2017	March 31, 2016
Deferred tax assets:
Net operating loss carry forwards	$—	$—
Research and development credits	—	—
Depreciation and amortization	(71)	(105)
Accrued expenses and reserves	1,373	862
Stock compensation	6,720	5,584
Other, net	7	12
Total deferred tax assets	8,029	6,353
Valuation allowance	(8,029)	(6,353)
	$—	$—

A full valuation allowance has been established to offset the deferred tax assets as management cannot conclude that realization of such assets is more likely than not. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of our net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. We have not completed an analysis to determine whether any such limitations have been triggered as of March 31, 2017. Until this analysis is completed, we have removed the deferred tax assets related to net operating losses and research credits from our deferred tax asset schedule. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. The valuation allowance increased by approximately $1,676,000 and $2,107,000 for the years ended March 31, 2017 and 2016, respectively.

The Company had federal, state, and foreign net operating loss carryforwards of approximately $119,845,000 and $69,040,000 and $326,000, respectively, as of March 31, 2017. The federal and state net operating loss carryforwards will begin expiring in 2028, unless previously   utilized. The foreign net operating loss carry forwards do not expire.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company will adopt this ASU in the quarter ended June 30, 2017. The Company has excess tax benefits for which a benefit could not be previously recognized of approximately $6,332, 000. Upon adoption, the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance of the U.S. deferred tax assets, the Company does not expect any impact to the financial statements as a result of this adoption.

The Company had federal and state research tax credit carryforwards of approximately $1,793,000 and $2,076,000 at March 31, 2017, respectively. The federal research tax credit carryforwards begin expiring in 2028. The state research tax credit carryforwards do not expire.

In 2009, the Company adopted the accounting guidance for uncertainty in income taxes pursuant to ASC 740-10. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company did not record any accruals for income tax accounting uncertainties for the year ended March 31, 2017.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties from inception through March 31, 2017.

The Company does not have any unrecognized tax benefits that will significantly decrease or increase within 12 months of March 31, 2017.

The Company is subject to tax in the United States, in various state jurisdictions, and in the United Kingdom. As of March 31, 2017, the Company’s tax years from inception are subject to examination by the tax authorities due to the generation of net operating losses. The Company is not currently under examination by any jurisdiction.

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it is in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of March 31, 2017.

10. Defined Contribution Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. During the year ended March 31, 2015, the 401(k) plan was amended (the ‘Amended Plan”) to include an employer matching provision. Under the terms of the Amended Plan, the Company will make matching contributions on up to the first 6 % of compensation contributed by its employees. Amounts expensed under the Company’s 401(k) plan for the years ended March 31, 2017, 2016, and 2015 were approximately $352,000, $277,000, and $57,000, respectively.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), which requires an entity recognize excess tax benefits and deficiencies as income tax expense or benefit, the cash flows of which should be included as operating activity in the statement of cash flows. An entity is allowed to either continue accruing compensation cost based on expected forfeitures or to begin recognizing expense as forfeitures occur. In addition, an entity may withhold the maximum statutory tax, increasing the allowable cash settlement portion of awards. The cash paid by an employer when directly withholding shares for tax purposes should be included in the financing activity section of the statement of cash flows. This new guidance is effective for us on April 1, 2017, with early adoption permitted in any interim or annual period. The requirements of ASU 2016-09 are not expected to have a significant impact on our consolidated financial statements.

12. Quarterly Financial Data (unaudited)

The following quarterly financial data, in the opinion of management, fairly presents the results for the periods presented (in thousands, except per share data):

	Year Ended March 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$891	$1,376	$1,151	$812
Net loss	(8,767)	(9,442)	(9,581)	(10,657)
Net loss per common share - basic and diluted	(0.09)	(0.10)	(0.09)	(0.10)
Weighted average shares used in computing net loss per common share—basic and diluted	92,391,964	93,185,400	101,174,734	104,385,617

	Year Ended March 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$306	$301	$328	$548
Net loss	(8,491)	(11,257)	(10,455)	(8,372)
Net loss per common share - basic and diluted	(0.10)	(0.12)	(0.11)	(0.09)
Weighted average shares used in computing net loss per common share—basic and diluted	82,993,966	92,385,150	92,396,358	92,402,668

13. Subsequent Events

On April 11, 2017, the Company announced that its Board of Directors had appointed Taylor J. Crouch to serve as its Chief Executive Officer and President, with a start date on April 24, 2017. Pursuant to an offer letter between the Company and Mr. Crouch, the Company agreed to issue Mr. Crouch a Stock Option for 2,088,212 shares of Common Stock and a Performance-Based Restricted Stock Unit Award representing the right to receive up to 208,822 shares of Common Stock on or after his start date. In accordance with the terms of the offer letter, the Compensation Committee of the Company’s Board of Directors approved and issued the Stock Option and the Performance-Based Restricted Stock Unit Award on April 24, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, we used the framework included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2017.

Auditor’s Attestation Report on Internal Control Over Financial Reporting

Mayer Hoffman McCann P.C., our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year ended March 31, 2017 to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.organovo.com.

Item 11. Executive Compensation.

Information relating to executive compensation will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company’s equity compensation plans by type as of March 31, 2017:

	(A)	(B)	(C)
Number of
	Number of		securities available
	securities to be		for future issuance
	issued upon	Weighted average	under Equity
	exercise/vesting	exercise price	Compensation Plans
	of outstanding	of outstanding	(excluding securities
	options, warrants,	options, warrants,	reflected in
Plan category	units and rights (2)	units and rights	column (A)) (3)
Equity compensation plans approved by security holders (1)	12,355,685	$4.23	5,064,829
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes the 2008 Plan, the 2012 Plan, and the 2015 ESPP.
(2)

Includes stock options and warrants to purchase 11,177,571 shares of common stock with a per share weighted-average exercise price of $4.68. Also includes 1,178,114 restricted stock units with no exercise price.

(3)	Includes 1,447,443 available for purchase under the ESPP as of March 31, 2017.

Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a).The following documents have been filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: The information required by this item is included in Item 8 of Part II of this report.
2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended March 31, 2017 and 2016 and have therefore been omitted.
3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Annual Report.

(b).The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

By:	/s/ Taylor Crouch
Taylor Crouch
Chief Executive Officer and President

Date:	June 7, 2017

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Taylor Crouch and Jennifer Bush, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Taylor Crouch	Chief Executive Officer	June 7, 2017
Taylor Crouch	and President (Principal Executive Officer)

/s/ Craig Kussman	Chief Financial Officer	June 7, 2017
Craig Kussman	(Principal Financial Officer)

/s/ Keith Murphy	Chairman of the Board	June 7, 2017
Keith Murphy

/s/ Robert Baltera, Jr.	Director	June 7, 2017
Robert Baltera, Jr.

/s/ James Glover	Director	June 7, 2017
James Glover

/s/ Tamar Howson	Director	June 7, 2017
Tamar Howson

/s/ Kirk Malloy	Director	June 7, 2017
Kirk Malloy

/s/ Mark Kessel	Director	June 7, 2017
Mark Kessel

/s/ Richard Maroun	Director	June 7, 2017
Richard Maroun

EXHIBIT INDEX

Exhibit No.	Description

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

Exhibit No.	Description

10.23+	Organovo Holdings, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2015)

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

10.27+	Offer Letter, between Craig Kussman and Organovo Holdings, Inc., dated July 29, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on August 2, 2016)

10.28+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Retention Form) under the 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 4, 2016)

10.29+

Form of Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 4, 2016)

10.30+

Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 4, 2016)

10.31+	Organovo Holdings, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2016)

10.32+

Continued Service, Consulting and Separation Agreement, dated April 7, 2017, by and between Organovo Holdings, Inc. and Keith Murphy (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 11, 2017)

10.33+

Offer Letter, dated April 11, 2017, by and between Organovo Holdings, Inc. and Taylor Crouch (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 11, 2017)

10.34+

Organovo Holdings, Inc. Inducement Award Stock Option Agreement, dated April 24, 2017 (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-217437), as filed with the SEC on April 24, 2017).

10.35+

Organovo Holdings, Inc. Inducement Award Performance-Based Restricted Stock Unit Agreement, dated April 24, 2017 (incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-217437), as filed with the SEC on April 24, 2017).

21.1	Subsidiaries of Organovo Holdings, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012)

23.1	Consent of Independent Registered Public Accounting Firm*

24.1	Power of Attorney (included on signature page hereto)*

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

Exhibit No.	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
+	Designates management contracts and compensation plans.
†

This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.