Form 10-Q
period 2017-06-30
ORGANOVO HOLDINGS, INC.
filed 2017-08-09
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2017, a total of 106,123,048 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	June 30, 2017	March 31, 2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$54,974	$62,751
Accounts receivable	772	647
Inventory, net	461	550
Prepaid expenses and other current assets	1,661	1,144
Total current assets	57,868	65,092
Fixed assets, net	3,528	3,840
Restricted cash	127	127
Other assets, net	189	121
Total assets	$61,712	$69,180
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$558	$1,171
Accrued expenses	2,111	4,101
Deferred rent	165	157
Deferred revenue	854	582
Total current liabilities	3,688	6,011
Deferred revenue, net of current portion	48	58
Deferred rent, net of current portion	707	749
Total liabilities	4,443	6,818
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 105,724,320 and 104,551,466 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	106	104
Additional paid-in capital	266,593	261,586
Accumulated deficit	(209,419)	(199,317)
Accumulated other comprehensive income (loss)	(11)	(11)
Total stockholders’ equity	57,269	62,362
Total Liabilities and Stockholders’ Equity	$61,712	$69,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016
Revenues
Products and services	$944	$674
Collaborations and licenses	46	213
Grants	—	4
Total Revenues	990	891

Cost of revenues	301	168
Research and development expenses	5,033	4,444
Selling, general, and administrative expenses	5,856	5,056
Total costs and expenses	11,190	9,668
Loss from Operations	(10,200)	(8,777)
Other Income (Expense)
Change in fair value of warrant liabilities	—	(5)
Interest income	98	37
Total Other Income (Expense)	98	32
Income Tax Expense	—	(22)
Net Loss	$(10,102)	$(8,767)
Currency Translation Adjustment	$(11)	$—
Comprehensive Loss	$(10,113)	$(8,767)
Net loss per common share—basic and diluted	$(0.10)	$(0.09)
Weighted average shares used in computing net loss per common share—basic and diluted	104,689,391	92,391,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities
Net loss	$(10,102)	$(8,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326	251
Change in fair value of warrant liabilities	—	5
Stock-based compensation	2,052	1,429
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(125)	156
Inventory	89	(178)
Prepaid expenses and other assets	(518)	(41)
Accounts payable	(613)	(306)
Accrued expenses	(1,990)	(735)
Deferred rent	(34)	(36)
Deferred revenue	262	(319)
Net cash used in operating activities	(10,653)	(8,541)
Cash Flows From Investing Activities
Purchases of fixed assets	(11)	(12)
Purchases of intangible assets	(70)	—
Net cash used in investing activities	(81)	(12)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	2,957	—
Net cash provided by financing activities	2,957	—
Net Increase (Decrease) in Cash and Cash Equivalents	(7,777)	(8,553)
Cash and Cash Equivalents at Beginning of Period	62,751	62,091
Cash and Cash Equivalents at End of Period	$54,974	$53,538
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$22

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

The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations, stockholders’ equity and cash flows in accordance with generally accepted accounting principles (“GAAP”). The balance sheet at March 31, 2017 is derived from the Company’s audited balance sheet at that date.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on June 7, 2017. Operating results for interim periods are not necessarily indicative of operating results for the Company’s fiscal year ending March 31, 2018.

Liquidity

As of June 30, 2017, the Company had cash and cash equivalents of approximately $55.0 million and an accumulated deficit of approximately $209.4 million. The Company also had negative cash flows from operations of approximately $10.7 million during the three months ended June 30, 2017.

Through June 30, 2017, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative research agreements, grants, and licenses. During the quarter ended June 30, 2017, the Company issued 1,139,489 shares of its common stock through its ATM facility and received net proceeds of approximately $3.0 million.

On October 25, 2016, the Company closed the issuance and sale of 10,065,000 shares of its common stock in an underwritten public offering. The Company received net proceeds of approximately $25.7 million in the offering, after deducting underwriting discounts and commissions and the Company’s expenses. Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months from the financial statement issuance date.

The Company will need additional capital to further fund the development and commercialization of its human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or diseased tissues and organs. The Company intends to cover its future operating expenses through cash on hand, through revenue derived from research service agreements, product sales, collaborative research agreements, grants and royalty payments, and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the condensed consolidated financial statements include those assumed in revenue recognized under the proportional performance model, the valuation of stock-based compensation expense, and the valuation allowance on deferred tax assets.

Fair value measurement

The Company had issued warrants, of which some were classified as derivative liabilities as a result of the terms in the warrants that provide for down-round protection in the event of a dilutive issuance. The Company used Level 3 inputs (unobservable inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities) for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions. The Company’s derivative liabilities were adjusted to reflect estimated fair value at each period end, with any increase or decrease in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities. Various factors are considered in the pricing models the Company used to value the warrants, including the Company’s current stock price, the remaining life of the warrant, the volatility of the Company’s stock price, and the risk-free interest rate. The remaining warrants expired as of March 31, 2017 and were removed from the Balance Sheet. The Company does not have any financial assets or liabilities measured on a fair value basis as of June 30, 2017 or March 31, 2017.

Revenue recognition

The Company’s revenues are derived from research service agreements, product sales, collaborative research agreements, grants and license- payments from the National Institutes of Health (“NIH”), U.S. Treasury Department, academic institutions, and private not-for-profit organizations.

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2017 and March 31, 2017, the Company had approximately $903,000 and $640,000, respectively, in deferred revenue related to its grants and royalty payments, collaborative research programs and research service agreements.

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

In November 2014, the Company entered into a collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for surgical transplantation research. The Company has recorded $0 and $12,500 for the three months ended June 30, 2017 and 2016, respectively, in revenue related to this collaboration in recognition of the proportional performance achieved.

In April 2015, the Company entered into a research collaboration agreement with a third party to develop custom tissue models for fixed fees. Based on the proportional performance achieved under this agreement, no collaboration revenue was recorded for the three months ended June 30, 2017 or 2016.

Also in April 2015, the Company entered into a multi-year research agreement with a third party to develop multiple custom tissue models for use in drug development. Approximately $0 and $200,000 were recorded as revenue in recognition of the proportional performance achieved under this agreement during the three months ended June 30, 2017 and 2016, respectively.

In June 2016, the Company announced it had entered into another collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for skeletal disease research. The Company received an up-front payment in June 2016, which was initially been recorded as deferred revenue. Revenue of $17,000 and $0 has been recorded under this agreement during the three months ended June 30, 2017 and 2016, respectively.

In December 2016, the Company signed another collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing an architecturally correct kidney for potential therapeutic applications. The Company received an up-front payment in January and March of 2017, which has been recorded as deferred revenue. Revenue of $10,000 has been recorded under this agreement for the three months ended June 30, 2017.

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

Grant revenue

During August 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $0 and $4,000 for the three months ended June 30, 2017 and 2016, respectively. The Company has completed its obligations under this agreement as of June 30, 2017.

Cost of revenues

The Company reported $0.3 million and $0.2 million in cost of revenues for the three months ended June 30, 2017 and 2016, respectively. This captures our costs related to manufacturing and delivering our product and service revenue.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2017 and 2016, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share were approximately 16.0 million for the three months ended June 30, 2017, and 11.6 million for the three months ended June 30, 2016.

Note 2. Stockholders’ Equity

Stock-based compensation expense and valuation information

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016
Research and development	$331	$408
General and administrative	$1,721	$1,021
Total	$2,052	$1,429

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2017 was approximately $11,430,000 and the weighted average period over which these grants are expected to vest is 2.53 years.

The total unrecognized compensation cost related to unvested restricted stock units as of June 30, 2017 was approximately $7,814,000, which will be recognized over a weighted average period of 3.40 years.

As of June 30, 2017, there was no unrecognized stock-based compensation expense for restricted stock awards.

The total unrecognized stock-based compensation cost related to unvested ESPP shares as of June 30, 2017 was approximately $21,500, which will be recognized over a period of two months.

The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense. Stock-based awards include (i) stock options, (ii) restricted stock awards, (iii) restricted stock units, and (iv) rights to purchase stock under the 2016 Employee Stock Purchase Plan (“ESPP”).

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016
Dividend yield	—	—
Volatility	74.27%	71.30%
Risk-free interest rate	1.62%	1.20%
Expected life of options	6.00 years	6.00 years
Weighted average grant date fair value	$1.79	$2.03

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Due to the Company’s limited historical data as an early-stage commercial business, the estimated volatility incorporates the historical and implied volatility of comparable companies whose share prices are publicly available. The risk-free interest rate assumption was based on U.S. Treasury rates. The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options. Certain options granted to consultants are subject to variable accounting treatment and are required to be revalued until vested.

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the Company’s ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following weighted average assumptions:

Three Months Ended
June 30, 2017
Dividend yield	—
Volatility	74.70%
Risk-free interest rate	0.79%
Expected term	6 months
Weighted average grant date fair value	$1.04

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Due to the Company’s limited historical data as an early-stage commercial business, the estimated volatility incorporates the historical and implied volatility of comparable companies whose share prices are publicly available. The risk-free interest rate assumption was based on U.S. Treasury rates. The expected life is the 6-month purchase period.

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

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. The Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2013 to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares. In addition, the Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2015 to further increase the number of shares of common stock that may be issued under the 2012 Plan by 6,000,000 shares, bringing the aggregate shares issuable under the 2012 Plan to 17,553,986. The 2012 Plan as amended and restated became effective on August 20, 2015 and terminates ten years after such date. As of June 30, 2017, 1,978,029 shares remain available for issuance under the 2012 Plan.

On April 24, 2017 the Company filed a Registration Statement on Form S-8 with the SEC authorizing the issuance of 2,297,034 shares of the Company’s common stock, pursuant to the terms of an Inducement Award Stock Option Agreement and an Inducement Award Performance-Based Restricted Stock Unit Agreement (collectively, the “Inducement Award Agreements”).

The Company filed a shelf registration statement on Form S-3 (File No. 333-189995), or the 2013 Shelf, with the SEC on July 17, 2013 authorizing the offer and sale in one or more offerings of up to $100,000,000 in aggregate of common stock, preferred stock, debt securities, or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. The 2013 Shelf was declared effective by the SEC on July 26, 2013 and subsequently expired in 2016.

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

In December 2014, the Company entered into an equity offering sales agreement, or the 2014 Sales Agreement, with an investment banking firm. Under the terms of the distribution agreement, the Company could offer and sell up to $30,000,000 of its shares of common stock, from time to time, through the investment bank in at-the-market offerings, as defined by the SEC, and pursuant to the 2013 Shelf.

On July 20, 2016, the Company filed a prospectus supplement to move the remaining $26.6 million of common stock that previously could have been sold pursuant to the 2014 Sales Agreement under the 2013 Shelf to the 2015 Shelf, which does not expire until March 17, 2018. On that same date, the Company filed a post-effective amendment to the 2013 Shelf de-registering all remaining securities that could have been offered by the Company pursuant to the 2013 Shelf.  During the three months ended June 30, 2017 and 2016, the Company issued 1,139,489 and no shares of common stock, respectively, for proceeds of $3.0 million and $0, respectively, in at-the-market offerings under the 2014 Sales Agreement. As of June 30, 2017, the Company has sold an aggregate of 3,136,670 shares of common stock in at-the-market offerings under the 2014 Sales Agreement, with net proceeds of approximately $13.7 million. Based on sales through June 30, 2017, the Company can sell an additional $18.8 million of shares pursuant to the 2014 Sales Agreement under the 2015 Shelf. The Company intends to use the net proceeds raised through any at-the-market sales for general corporate purposes, including research and development, the commercialization of the Company’s products, general administrative expenses, and working capital and capital expenditures.

On June 23, 2015, the Company closed the public offering of 10,838,750 shares of its common stock   (the “2015 Offering”), which included the full exercise of the underwriters’ over-allotment. The 2015 Offering was effected pursuant to an Underwriting Agreement (the “2015 Underwriting Agreement”), dated June 18, 2015, with Jefferies LLC and Piper Jaffray & Co. (the “Representatives”), acting as representatives of the underwriters named in the 2015 Underwriting Agreement.  The price to the public in the 2015 Offering was $4.25 per share, and the Underwriters agreed to purchase the shares from the Company pursuant to the 2015 Underwriting Agreement at a price of $3.995 per share.    The net proceeds to the Company from the 2015 Offering were approximately $43.1 million, after deducting underwriting discounts and commissions and expenses payable by the Company. The 2015 Offering was made pursuant to the 2015 Shelf.

On October 25, 2016, the Company closed the public offering of 10,065,000 shares (the “2016 Offering”) of its common stock, which included partial exercise of the underwriters’ over-allotment. The 2016 Offering was effected pursuant to an Underwriting Agreement (the “2016 Underwriting Agreement”), dated October 20, 2016, with Jefferies LLC (the “Representative”), acting as representative of the underwriters named in the 2016 Underwriting Agreement. The price to the public in the 2016 Offering was $2.75 per share, and the underwriters purchased the shares from the Company pursuant to the 2016 Underwriting Agreement at a price of $2.585 per share. The net proceeds to the Company from the 2016 Offering were approximately $25.7 million after deducting underwriting discounts and commissions and expenses payable by the Company. The 2016 Offering was made pursuant to the 2015 Shelf.

During the three months ended June 30, 2017 and 2016, the Company issued no shares of common stock upon the exercise of warrants.

During the three months ended June 30, 2017 and 2016, the Company issued no shares of common stock upon the exercise of stock options.

Restricted stock awards

During the three months ended June 30, 2017 and 2016, there were 0 and 2,259 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 0 and 6,250 restricted stock awards, respectively. Upon the return of the common stock, an equal number of stock options with immediate vesting were granted to the individuals at the vesting date market value strike price.

Restricted stock units

During the three months ended June 30, 2017, the Company issued restricted stock units for an aggregate of 1,862,078 shares of common stock to its employees and directors. These shares of common will be issued upon vesting of the restricted stock units. Vesting generally occurs (i) on the one-year anniversary of the grant date, (ii) quarterly over a three-year period, (iii) quarterly over a four-year period, (iv) over a four-year period, with 25% vesting on the one-year anniversary of the vesting commencement date and the remainder vesting ratably on a quarterly basis over the next twelve quarters, or (v) over a three-year period with 50% vesting on the two-year anniversary of the vesting commencement date and 50% vesting on the three-year anniversary of the vesting commencement date.

A summary of the Company’s restricted stock unit activity from March 31, 2017 through June 30, 2017 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2017	1,178,114	$3.57
Granted	1,862,078	$2.66
Vested	(36,221)	$3.85
Canceled / forfeited	(80,857)	$3.21
Unvested at June 30, 2017	2,923,114	$3.00

On April 24, 2017, in connection with the appointment of a new CEO, the Company allocated 208,822 Performance-Based Restricted Stock Units outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. The Board of Directors has not formally approved the vesting criteria for the Performance-Based Restricted Stock Units, therefore these are not considered granted for accounting purposes and no expense has been recognized for the three months ended June 30, 2017.

Stock options

Under the 2012 Plan, 18,600 and 416,640 stock options were issued during the three months ended June 30, 2017 and 2016, respectively, at various exercise prices based on the closing market price of the Company’s common stock on the date of the grant. The stock options generally vest (i) on the one-year anniversary of the grant date, (ii) quarterly over a three-year period, or (iii) over a four-year period with a quarter vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining 36 month terms. Stock options can also vest immediately at the grant date or vest after one full year.

On April 24, 2017, in connection with the appointment of a new CEO, the Company granted 2,088,212 stock options outside of the 2012 Plan. The Company intends for these to be “inducement grants” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While granted outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. These stock options vest over a four-year period with a quarter vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date.

A summary of the Company’s stock option activity for the three months ended June 30, 2017 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2017	10,956,201	$4.63	$4,876,437
Options granted	2,106,812	$2.73	$—
Options canceled / forfeited	(160,464)	$4.50	$—
Options exercised	—	$—	$—
Outstanding at June 30, 2017	12,902,549	$4.32	$3,210,430
Vested and Exercisable at June 30, 2017	7,420,483	$4.69	$3,017,444

The weighted-average remaining contractual term of options exercisable and outstanding at June 30, 2017 was approximately 5.61 years.

Employee Stock Purchase Plan

In June 2016, our Board of Directors adopted, and in August 2016 stockholders subsequently approved, the 2016 Employee Stock Purchase Plan (“ESPP”). We reserved 1,500,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 or 10,000 shares per employee per year. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At June 30, 2017, there were 1,447,443 shares available for purchase under the ESPP.

Warrants

During the three months ended June 30, 2017 and June 30, 2016, there were no warrant exercises.

The following table summarizes warrant activity for the three months ended June 30, 2017:

	Warrants	Weighted- Average Exercise Price
Balance at March 31, 2017	221,370	$7.16
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Balance at June 30, 2017	221,370	$7.16

The warrants outstanding at June 30, 2017 are exercisable at prices between $2.28 and $7.62 per share, and have a weighted average remaining term of approximately 1.61 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at June 30, 2017:

Common stock warrants outstanding	221,370
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	12,170,174
Common stock reserved under the 2016 Employee Stock Purchase Plan	1,447,443
Restricted stock units outstanding under the 2012 Plan	2,923,114
Common stock options outstanding and reserved under the Inducement Awards	2,088,212
Restricted stock units outstanding under the Inducement Awards	208,822
Total at June 30, 2017	19,681,327

Note 3. Commitments and Contingencies

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

Rent expense was approximately $366,000 and $303,000 for the three months ended June 30, 2017 and 2016, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2017, are as follows (in thousands):

Fiscal year ended March 31, 2018	$1,196
Fiscal year ended March 31, 2019	1,465
Fiscal year ended March 31, 2020	1,073
Fiscal year ended March 31, 2021	1,104
Fiscal year ended March 31, 2022	468
Thereafter	—
Total	$5,306

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

Note 4. Concentrations

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it is in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of June 30, 2017.

Note 5. Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), which requires an entity recognize excess tax benefits and deficiencies as income tax expense or benefit, the cash flows of which should be included as operating activity in the statement of cash flows. An entity is allowed to either continue accruing compensation cost based on expected forfeitures or to begin recognizing expense as forfeitures occur. In addition, an entity may withhold the maximum statutory tax, increasing the allowable cash settlement portion of awards. The cash paid by an employer when directly withholding shares for tax purposes should be included in the financing activity section of the statement of cash flows. This new guidance became effective for us on April 1, 2017. The requirements of ASU 2016-09 did not have a significant impact on our consolidated financial statements.

Note 6. Subsequent Events

During July 2017, the Company issued 398,728 shares of its common stock pursuant to its at-the-market (“ATM”) facility for net proceeds exceeding $1.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. This discussion and analysis contains forward-looking statements, such as statements related to our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission on June 7, 2017,  that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

References in this section to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiaries.

On February 8, 2012, Organovo, Inc., a privately held Delaware corporation, merged with and into Organovo Acquisition Corp., a wholly-owned subsidiary of the Company, with Organovo, Inc. surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company acquired and has continued the business of Organovo, Inc..

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through June 30, 2017 have been devoted primarily to technology and product development, raising capital and building infrastructure.

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

In addition, in September 2015, we established a wholly-owned subsidiary, Organovo UK, Ltd., to establish a sales presence in Europe. As of June 30, 2017, there has been no significant activity related to this subsidiary.

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2017, filed with the SEC on Form 10-K on June 7, 2017 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

In November 2014, we announced the commercial release of our first product, the ExVive™ Human Liver Tissue for use in toxicology and other preclinical drug testing. Initial revenues derived from the product have been and will continue to be predominantly through our fee-based research service model, which involves testing compounds provided to us for analysis by our customers. Prior to initiating the service, our technical staff assists customers in determining the extent of testing to be conducted utilizing our ExVive™ Human Liver Tissue. Testing may include the analysis of one or multiple compounds under various dosing and duration protocols to determine toxicity, metabolic and other effects of the test compounds on healthy or diseased tissue models. Projects may involve multiple deliverables which are clearly defined and based on pricing as stated in the related customer agreements.

In September 2016, we began commercial contracting for our second tissue service, the ExVive™ Human Kidney Tissue. This kidney proximal tubule model is a natural expansion of our preclinical product and service portfolio, allowing customers to study the effects of drug exposure on a key portion of the human kidney relevant to drug discovery and development.

In addition to our ExVive™ Human Liver Tissue and ExVive™ Human Kidney Tissue, we have entered into collaborative research agreements with pharmaceutical corporations and academic medical centers to develop new tissue models. We have also secured federal grants, including National Institute of Health grants, to support the development of our technology.

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

For further information, refer to the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2017, filed with the SEC on June 7, 2017.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

Revenues

For the three months ended June 30, 2017, total revenue of $1.0 million was $0.1 million, or approximately 10%, higher than total revenue for the three months ended June 30, 2016. Product and service revenue of approximately $0.9 million for the first quarter of fiscal 2018 increased 29% over product and service revenue of approximately $0.7 million in the first quarter of fiscal 2017. This increase was primarily driven by a gain in contracts for our liver tissue research services and sales of primary human cell and tissue products by our Samsara Sciences subsidiary. Collaboration revenue decreased $0.2 million as compared to the first quarter of fiscal 2017. This difference in the periods reflects the revenue recorded during the first fiscal quarter of 2017 related to the achievement of milestones under a collaboration agreement with a pharmaceutical company.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.3 million for the three months ended June 30, 2017, compared to $0.2 million for the three months ended June 30, 2016. The increase was primarily due to increased product and service revenues over the prior year period.

Research and Development Expenses

Research and development expenses were approximately $5.0 million, an increase of $0.6 million, or 14%, from the prior year period. The increase was primarily due to increases in lab materials expense of approximately $0.3 million, facility expense increases of approximately $0.2 million, and a $0.1 million increase in staffing expense due to the increase in full-time research and development staff from an average of eighty full-time employees for the three months ended June 30, 2016 to an average of eighty-two full-time employees for the three months ended June 30, 2017.

Selling, General and Administrative Expenses

For the three months ended June 30, 2017, selling, general and administrative expenses were approximately $5.9 million, an increase of $0.8 million, or 16%, over the prior year period. This increase was largely due to an increase in share-based compensation expense over the prior year period of $0.7 million. In addition, there was a $0.3 million increase in other staffing costs as the Company increased its average selling, general and administrative headcount from thirty-four full-time employees in the first quarter of fiscal 2017 to thirty-seven full-time employees for the first quarter of fiscal 2018, to provide strategic infrastructure in developing collaborative relationships and commercializing research-derived product introductions. These increases were partially offset by a $0.1 million reduction in other corporate expenses compared to the prior year period.

Other Income (Expense)

Other income was approximately $0.1 million for the three months ended June 30, 2017, and consisted primarily of interest income. For the three months ended June 30, 2016, other income of less than $0.1 million consisted primarily of interest income. Interest income increased from the same period of fiscal 2017 due to higher average yields on short-term investment balances.

Financial Condition, Liquidity and Capital Resources

The Company has primarily devoted its efforts to technology and product development, raising capital and building infrastructure. In November 2014, the Company announced the full commercial release of its first product, the ExVive™ Human Liver Tissue for use in toxicology and other preclinical drug testing, and in September 2016, the Company began commercial contracting for our second tissue service, the ExVive™ Human Kidney Tissue. The Company has built a sales and marketing and research and development infrastructure to support the commercialization of research services for the ExVive™ Human Liver Tissue and the ExVive™ Human Kidney Tissue.

As of June 30, 2017, the Company had cash and cash equivalents of approximately $55.0 million and an accumulated deficit of $209.4 million. The Company also had negative cash flow from operations of $10.7 million during the three months ended June 30, 2017. At March 31, 2017, the Company had cash and cash equivalents of approximately $62.8 million and an accumulated deficit of $199.3 million.

At June 30, 2017, the Company had total current assets of approximately $57.9 million and current liabilities of approximately $3.7 million, resulting in working capital of $54.2 million. At March 31, 2017, the Company had total current assets of approximately $65.1 million and current liabilities of approximately $6.0 million, resulting in working capital of $59.1 million.

Net cash used by operating activities for the three months ended June 30, 2017 was approximately $10.7 million as compared to $8.5 million used in operating activities for the three months ended June 30, 2016. This $2.2 million increase in cash usage can be attributed primarily to a $1.4 million increase in operating expenses and working capital timing differences.

Net cash used in investing activities was approximately $0.1 million and less than $0.1 million for the three months ended June 30, 2017 and 2016, respectively. This increase can be attributed to investing in patent related intangible assets during the three months ended June 30, 2017.

Net cash provided by financing activities was approximately $3.0 million during the three months ended June 30, 2017 due primarily to the net proceeds raised from the sale of common stock in “at-the-market” offerings. No cash was provided by financing activities during the three months ended June 30, 2016. The Company intends to use these net proceeds for general corporate purposes, including research and development, the commercialization of our products, general administrative expenses, and working capital and capital expenditures.

Through June 30, 2017, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and from revenue derived from grants and royalty payments, collaborative research agreements, product sales and research-based services. Based on our current operating plan and available cash resources, we have sufficient resources to fund our ongoing operations as currently planned for at least the next twelve months from the financial statement issuance date.

Our future capital needs will depend on the revenues we generate through our commercialization efforts and the resources we elect to spend to pursue our product development efforts and implement our business plan. As a result, we cannot predict with certainty when we may be required or otherwise elect to secure additional capital to fund our future operations and business plans.

We intend to cover our future operating expenses through cash on hand, revenue derived from research service agreements, product sales, grants and royalty payments, and collaborative research agreements and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

The Company has an effective shelf registration statement on Form S-3 (File No. 333-202382), or the 2015 Shelf, that expires on March 17, 2018. As of June 30, 2017, the Company is authorized to offer and sell under the 2015 Shelf, in one or more offerings, common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units compromised one or more of the other securities. On July 20, 2016, the Company filed a prospectus supplement to the 2015 Shelf to move from an expiring shelf registration statement the remaining $26.6 million of common stock that previously could have been sold in ATM offerings pursuant to an equity offering sales agreement it had entered into with an investment banking firm in December 2014. During the three months ended June 30, 2017, the Company sold 1,139,489 shares of common stock in ATM offerings, with net proceeds of approximately $3.0 million, leaving an additional $18.8 million that can be raised through this ATM program.

Based on its use of the 2015 Shelf through June 30, 2017, the Company can offer an aggregate of $108.5 million in future offerings under the 2015 Shelf, including its ATM program.

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

As of June 30, 2017, the Company had 105,724,320 total issued and outstanding shares of common stock, and five-year warrants for the opportunity to purchase an additional 221,370 shares of common stock at exercise prices between $2.28 and $7.62 per share.

In addition, the Company’s 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of its outstanding common stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 17,553,986 shares of its common stock, to executive officers, directors, advisory board members, employees and consultants. The Company has also issued time-based and performance-based inducement awards for up to 2,297,034 shares of its common stock. Additionally, 1,500,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans and the 2016 Employee Stock Purchase Plan total 125,405,647 shares of common stock as of June 30, 2017.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant contractual obligations and related scheduled payments as of June 30, 2017 (in thousands):

	Total	2018	2019 to 2020	2021 to 2022	2023 and thereafter
Operating lease obligations (A)	$5,306	$1,582	$2,424	$1,300	$—
Total	$5,306	$1,582	$2,424	$1,300	$—

(A)	Operating lease obligations are primarily comprised of remaining payments due under the Company’s facility leases.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the quarterly period covered by this report were designed and operating effectively.

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

ITEM 1A. RISK FACTORS

In evaluating the Company and an investment in our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission on June 7, 2017. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

ORGANOVO HOLDINGS, INC.

Date: August 9, 2017	By:	/s/ Taylor Crouch
	Name:	Taylor Crouch
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Craig Kussman
	Name:	Craig Kussman
	Title:	Chief Financial Officer (Principal Financial Officer)