Form 10-Q
period 2017-09-30
ORGANOVO HOLDINGS, INC.
filed 2017-11-09
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, a total of 106,923,570 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	September 30, 2017	March 31, 2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$50,732	$62,751
Accounts receivable	1,033	647
Grant receivable	149	-
Inventory, net	496	550
Prepaid expenses and other current assets	934	1,144
Total current assets	53,344	65,092
Fixed assets, net	3,255	3,840
Restricted cash	127	127
Other assets, net	185	121
Total assets	$56,911	$69,180
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$477	$1,171
Accrued expenses	2,821	4,101
Deferred revenue	654	582
Deferred rent	173	157
Total current liabilities	4,125	6,011
Deferred revenue, net of current portion	67	58
Deferred rent, net of current portion	661	749
Total liabilities	4,853	6,818
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 106,904,525 and 104,551,466 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	107	104
Additional paid-in capital	270,842	261,586
Accumulated deficit	(218,880)	(199,317)
Accumulated other comprehensive income (loss)	(11)	(11)
Total stockholders’ equity	52,058	62,362
Total Liabilities and Stockholders’ Equity	$56,911	$69,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
Products and services	$946	$1,023	$1,890	$1,697
Collaborations and licenses	260	345	306	557
Grants	149	8	149	12
Total Revenues	1,355	1,376	2,345	2,266

Cost of revenues	254	393	555	561
Research and development expenses	4,944	4,544	9,977	8,987
Selling, general, and administrative expenses	5,736	5,918	11,592	10,974
Total costs and expenses	10,934	10,855	22,124	20,522
Loss from Operations	(9,579)	(9,479)	(19,779)	(18,256)
Other Income (Expense)
Change in fair value of warrant liabilities	—	—	—	(5)
Interest income	118	37	216	74
Total Other Income (Expense)	118	37	216	69
Income Tax Expense	—	—	—	(22)
Net Loss	$(9,461)	$(9,442)	$(19,563)	$(18,209)
Currency Translation Adjustment	$—	$(7)	$(11)	$(7)
Comprehensive Loss	$(9,461)	$(9,449)	$(19,574)	$(18,216)
Net loss per common share—basic and diluted	$(0.09)	$(0.10)	$(0.19)	$(0.20)
Weighted average shares used in computing net loss per common share—basic and diluted	106,297,699	93,185,400	105,497,939	92,790,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities
Net loss	$(19,563)	$(18,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647	502
Change in fair value of warrant liabilities	—	5
Stock-based compensation	4,350	3,522
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(386)	(347)
Grants receivable	(149)	—
Inventory	54	(111)
Prepaid expenses and other assets	210	80
Accounts payable	(694)	(33)
Accrued expenses	(1,280)	381
Deferred rent	(72)	(68)
Deferred revenue	81	(631)
Net cash used in operating activities	(16,802)	(14,909)
Cash Flows From Investing Activities
Purchases of fixed assets	(56)	(452)
Purchases of intangible assets	(70)	—
Net cash used in investing activities	(126)	(452)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	4,084	4,500
Proceeds from exercise of stock options	825	500
Net cash provided by financing activities	4,909	5,000
Effect of currency exchange rate changes on cash and cash equivalents	—	(7)
Net (Decrease) in Cash and Cash Equivalents	(12,019)	(10,368)
Cash and Cash Equivalents at Beginning of Period	62,751	62,091
Cash and Cash Equivalents at End of Period	$50,732	$51,723
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$22

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

Since its inception, the Company has devoted its efforts primarily to developing and commercializing a platform technology and functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or degenerating tissues and organs. The Company has also focused efforts on raising capital and building infrastructure. In November 2014, the Company announced the commercial release of its first product, the ExVive™ Human Liver Tissue for use in toxicology and other drug testing. In September 2016, the Company announced that it had begun commercial contracting for services relating to its second product, the ExVive™ Human Kidney tissue.

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

Liquidity

As of September 30, 2017, the Company had cash and cash equivalents of approximately $50.7 million and an accumulated deficit of approximately $218.9 million. The Company also had negative cash flows from operations of approximately $16.8 million during the six months ended September 30, 2017.

Through September 30, 2017, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative research agreements, grants, and licenses. During the six months ended September 30, 2017, the Company issued 1,538,217 shares of its common stock through its ATM facility and received net proceeds of approximately $4.0 million.

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

Fair value measurement

The Company had issued warrants, of which some were classified as derivative liabilities as a result of the terms in the warrants that provide for down-round protection in the event of a dilutive issuance. The Company used Level 3 inputs (unobservable inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities) for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions. The Company’s derivative liabilities were adjusted to reflect estimated fair value at each period end, with any increase or decrease in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities. Various factors are considered in the pricing models the Company used to value the warrants, including the Company’s current stock price, the remaining life of the warrant, the volatility of the Company’s stock price, and the risk-free interest rate. The remaining warrants expired as of March 31, 2017 and were removed from the Balance Sheet. The Company does not have any financial assets or liabilities measured on a fair value basis as of September 30, 2017 or March 31, 2017.

Revenue recognition

The Company’s revenues are derived from research service agreements, product sales, and collaborative research agreements with pharmaceutical and biotechnology companies, as well as grants and license-payments from the National Institutes of Health (“NIH”), U.S. Treasury Department, academic institutions, and private not-for-profit organizations.

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2017 and March 31, 2017, the Company had approximately $721,000 and $640,000, respectively, in deferred revenue related to its grants and royalty payments, collaborative research programs and research service agreements.

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

In November 2014, the Company entered into a collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for surgical transplantation research. The Company has recorded $0 and $12,500 for the three months ended September 30, 2017 and 2016 and $0 and $25,000 for the six months ended September 30, 2017 and 2016, respectively, in revenue related to this collaboration in recognition of the proportional performance achieved.

In April 2015, the Company entered into a research collaboration agreement with a third party to develop custom tissue models for fixed fees. Based on the proportional performance achieved under this agreement, $150,000 in collaboration revenue was recorded for the three and six months ended September 30, 2017, and $0 collaboration revenue was recorded for the three and six months ended

September 30, 2016. Approximately $620,000 in collaboration revenue has been recognized to date under this agreement as of September 30, 2017.

Also in April 2015, the Company entered into a multi-year research agreement with a third party to develop multiple custom tissue models for use in drug development. No collaboration revenue was recorded under this agreement during the three and six months ended September 30, 2017. Approximately $332,000 and $533,000 were recorded as revenue in recognition of the proportional performance achieved under this agreement during the three and six months ended September 30, 2016, respectively.

In June 2016, the Company announced it had entered into another collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for skeletal disease research. The Company received an up-front payment in June 2016, which was initially recorded as deferred revenue. Revenue of $18,000 and $35,000 has been recorded under this agreement during the three and six months ended September 30, 2017, respectively. No revenue was recorded under this agreement as of September 30, 2016.

In December 2016, the Company signed another collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing an architecturally correct kidney for potential therapeutic applications. The Company received an up-front payment in January and March of 2017, which has been recorded as deferred revenue. Revenue of $9,000 and $19,000 has been recorded under this agreement for the three and six months ended September 30, 2017, respectively.

In April 2017, the Company signed a collaborative non-exclusive research affiliation with a university, under which the Company received a one-time non-refundable payment toward the placement of a NovoGen Bioprinter at the university for the purpose of specific research projects mutually agreed by the university and the Company in the field of volumetric muscle loss. The Company received an up-front payment in May of 2017, which has been recorded as deferred revenue. Revenue of approximately $14,000 has been recorded under this agreement for the three and six months ended September 30, 2017, beginning subsequent to the installation of the printer in July 2017.  In addition, during April 2017, the Company signed a Non-exclusive Patent License agreement with the university including an annual fee of $75,000 for each of the two years for the license to the Company Patents for research use limited to the field of volumetric muscle loss. The Company received the first annual payment of $75,000 in April of 2017, which has been recorded as deferred revenue. Revenue of $18,750 and $37,500 has been recorded under this agreement for the three and six months ended September 30, 2017.

In September 2017, the Company entered into an agreement with a company, under which the Company received a one-time non-refundable payment of $50,000 for limited use of a Company Patent in reference to four bioprinters developed and placed at research and academic facilities. The Company has recorded $50,000 for the three months and six months ended September 30, 2017.

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

Grant revenue

During August 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $0 and $8,000 for each of the three months ended September 30, 2017 and 2016 and $0 and $12,000 for each of the six months ended September 30, 2017 and 2016, respectively. The Company has completed its obligations under this agreement as of March 31, 2017.

During July 2017, the NIH awarded the Company a research grant totaling approximately $1,657,000. The grant provides for fixed payments based on the achievement of certain milestones. Revenue is recognized upon completion of substantive milestones. Revenue recognized under this grant was approximately $149,000 for the three and six months ended September 30, 2017.

Cost of revenues

The Company reported $0.3 million and $0.6 million in cost of revenues for the three and six months ended September 30, 2017, respectively. The Company reported $0.4 million and $0.6 million in cost of revenues for the three and six months ended September 30, 2016, respectively. This captures our costs related to manufacturing and delivering our product and service revenue.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and six months ended September 30, 2017 or 2016, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share were approximately 15.4 million at September 30, 2017, and 13.2 million at September 30, 2016.

Note 2. Stockholders’ Equity

Stock-based compensation expense and valuation information

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Research and development	$384	$379	$715	$787
General and administrative	$1,914	$1,714	$3,635	$2,735
Total	$2,298	$2,093	$4,350	$3,522

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2017 was approximately $10,527,000 and the weighted average period over which these grants are expected to vest is 2.43 years.

The total unrecognized compensation cost related to unvested restricted stock units (not including performance-based restricted stock units) as of September 30, 2017 was approximately $7,027,000, which will be recognized over a weighted average period of 3.18 years.

The total unrecognized compensation cost related to unvested performance-based restricted stock units as of September 30, 2017 was approximately $378,000 which will be recognized over a weighted average period of 2.16 years.

As of September 30, 2017, there was no unrecognized stock-based compensation expense for restricted stock awards.

The total unrecognized stock-based compensation cost related to unvested ESPP shares as of September 30, 2017 was approximately $25,000, which will be recognized over a period of 5 months.

The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense. Stock-based awards include (i) stock options, (ii) restricted stock awards, (iii) restricted stock units, and (iv) rights to purchase stock under the 2016 Employee Stock Purchase Plan.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Dividend yield	—	—	—	—
Volatility	70.97%	72.28%	76.85%	72.04%
Risk-free interest rate	1.78%	1.07%	1.81%	1.1%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$1.25	$2.57	$1.73	$2.44

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

The fair value of each restricted stock unit and performance-based restricted stock unit is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The fair value of each restricted stock award is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the Company’s ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Dividend yield	—	—	—	—
Volatility	43.03 - 74.70%	72.89%	43.03 - 74.70%	72.89%
Risk-free interest rate	0.79 - 1.10%	0.47%	0.79 - 1.10%	0.47%
Expected term	6 months	6 months	6 months	6 months
Weighted average grant date fair value	$0.52 - $1.04	$1.22	$0.52 - $1.04	$1.22

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. For the first full year of ESPP offering periods, beginning September 1, 2016, due to the Company’s limited historical data as an early-stage commercial business, the estimated volatility incorporates the historical and implied volatility of comparable companies whose share prices are publicly available. As of September 1, 2017 and the beginning of the second year of ESPP offering periods, the Company is using our Company-specific volatility rate. The risk-free interest rate assumption was based on U.S. Treasury rates. The expected life is the 6-month purchase period.

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

In January 2012, the Board of Directors of the Company approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorized the issuance of up to 6,553,986 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock or cash awards. The Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2013 to increase the number of shares of common stock that may be issued under the 2012 Plan by 5,000,000 shares. In addition, the Board of Directors and stockholders of the Company approved an amendment to the 2012 Plan in August 2015 to further increase the number of shares of common stock that may be issued under the 2012 Plan by 6,000,000 shares, bringing the aggregate shares issuable under the 2012 Plan to 17,553,986. The 2012 Plan as amended and restated became effective on August 20, 2015 and terminates ten years after such date. As of September 30, 2017, 2,117,682 shares remain available for issuance under the 2012 Plan.

On April 24, 2017, the Company filed a Registration Statement on Form S-8 with the SEC authorizing the issuance of 2,297,034 shares of the Company’s common stock, pursuant to the terms of an Inducement Award Stock Option Agreement and an Inducement Award Performance-Based Restricted Stock Unit Agreement (collectively, the “Inducement Award Agreements”).

The Company filed a shelf registration statement on Form S-3 (File No. 333-189995), or the 2013 Shelf, with the SEC on July 17, 2013 authorizing the offer and sale in one or more offerings of up to $100,000,000 in aggregate of common stock, preferred stock, debt securities, or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. The 2013 Shelf was declared effective by the SEC on July 26, 2013 and was terminated in 2016.

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

On July 20, 2016, the Company filed a prospectus supplement to move the remaining $26.6 million of common stock that previously could have been sold pursuant to the 2014 Sales Agreement under the 2013 Shelf to the 2015 Shelf, which does not expire until March 17, 2018. On that same date, the Company filed a post-effective amendment to the 2013 Shelf de-registering all remaining securities that could have been offered by the Company pursuant to the 2013 Shelf. During the three and six months ended September 30, 2017, the Company issued 398,728 and 1,538,217 shares of common stock, respectively, for net proceeds of $1.0 million and $4.0 million, respectively, in at-the-market offerings under the 2014 Sales Agreement. During the three and six months ended September 30, 2016, the Company issued 997,181 shares of common stock for net proceeds of $4.5 million. As of September 30, 2017, the Company has sold an aggregate of 3,535,398 shares of common stock in at-the-market offerings under the 2014 Sales Agreement, with net proceeds of approximately $14.8 million. Based on sales through September 30, 2017, the Company can sell an additional $17.8 million of shares pursuant to the 2014 Sales Agreement under the 2015 Shelf. The Company intends to use the net proceeds raised through any at-the-market sales for general corporate purposes, including research and development, the commercialization of the Company’s products, general administrative expenses, and working capital and capital expenditures.

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

During the three months ended September 30, 2017 and 2016, the Company issued 0 and 123,104 shares of common stock upon the exercise of 0 and 160,000 warrants, respectively. During the six months ended September 30, 2017 and 2016, the Company issued 0 and 123,104 shares of common stock up on the exercise of 0 and 160,000 warrants, respectively.

During the three months ended September 30, 2017 and 2016, the Company issued 500,000 and 206,266 shares of common stock upon the exercise of 500,000 and 206,266 stock options, respectively. During the six months ended September 30, 2017 and 2016, the Company issued 500,000 and 206,266 shares of common stock upon the exercise of 500,000 and 206,266 stock options, respectively.

Restricted stock awards

During the three months ended September 30, 2017 and 2016, there were 0 and 0 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 0 and 0 restricted stock awards, respectively. During the six months ended September 30, 2017 and 2016, there were 0 and 2,259 shares of restricted stock, respectively, cancelled related to shares of common stock returned to the Company, at the option of the holders, to cover the tax liability related to the vesting of 0 and 6,250 restricted stock awards, respectively. Upon the return of the common stock, an equal number of stock options with immediate vesting were granted to the individuals at the vesting date market value strike price.

Restricted stock units

During the three and six months ended September 30, 2017, the Company issued restricted stock units for an aggregate of 7,000 and 1,869,078 shares of common stock, respectively, to its employees and directors. These shares of common stock will be issued upon vesting of the restricted stock units. Vesting generally occurs (i) on the one-year anniversary of the grant date, (ii) quarterly over a three-year period, (iii) quarterly over a four-year period, (iv) over a four-year period, with 25% vesting on the one-year anniversary of the vesting commencement date and the remainder vesting ratably on a quarterly basis over the next twelve quarters, or (v) over a three-year period with 50% vesting on the two-year anniversary of the vesting commencement date and 50% vesting on the three-year anniversary of the vesting commencement date.

A summary of the Company’s restricted stock unit (not including performance-based restricted stock units) activity from March 31, 2017 through September 30, 2017 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2017	1,178,114	$3.57
Granted	1,869,078	$2.66
Vested	(263,594)	$3.45
Cancelled / forfeited	(154,924)	$3.04
Unvested at September 30, 2017	2,628,674	$2.96

Performance-based restricted stock units

On April 24, 2017, in connection with the appointment of a new CEO, the Company allocated 208,822 Performance-Based Restricted Stock Units outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On August 23, 2017, the Board of Directors formally approved the vesting criteria for the Performance-Based Restricted Stock Units (“PBRSUs”) allocated by the Company on April 24, 2017. The units are divided into five separate tranches each with independent vesting criteria. The first four tranches have performance criteria related to annual revenue goals with measurement at the end of fiscal year 2018 (20 percent), fiscal year 2019 (20 percent), fiscal year 2020 (20 percent), and fiscal year 2021 (20 percent). The fifth tranche has a performance metric related to a path to profitability goal measured as Negative Adjusted EBITDA achievable at any point between the grant date and the end of fiscal year 2020 (20 percent). The number of units that ultimately vest for each tranche will range from 0 percent to 120 percent of the target amount, not to exceed 208,822 in aggregate. As of September 30, 2017, no tranches had vested and 100% of current year tranches are expected to vest.

The grant date fair values of the tranches are collectively $393,000 of which one-fifth is being recognized over each tranches’ service period. The Company began recording stock-based compensation expense for these tranches after the August 23, 2017 grant date when the financial performance goals were established and approved. As of September 30, 2017, PBRSUs from the fiscal year 2018 tranche and the Negative Adjusted EBITDA tranche have begun vesting and are expected to vest in the amount of 83,530 shares.

A summary of the Company’s performance-based restricted stock unit activity from March 31, 2017 through September 30, 2017 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2017	—	$—
Granted	208,822	$1.88
Vested	—	$—
Cancelled / forfeited	—	$—
Unvested at September 30, 2017	208,822	$1.88

Stock options

Under the 2012 Plan, 260,000 and 1,386,500 stock options were issued during the three months ended September 30, 2017 and 2016, respectively, and 2,366,812 and 1,803,140 stock options were issued during the six months ended September 30, 2017 and 2016, respectively, at various exercise prices based on the closing market price of the Company’s common stock on the date of the grant. The stock options generally vest (i) on the one-year anniversary of the grant date, (ii) quarterly over a three-year period, or (iii) over a four-year period with a quarter vesting on either the one year anniversary of employment or the one year anniversary of the vesting commencement date, and the remainder vesting ratably over the remaining 36 month terms. Stock options can also vest immediately at the grant date or vest after one full year.

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

A summary of the Company’s stock option activity from March 31, 2017 to September 30, 2017 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2017	10,956,201	$4.63	$4,876,437
Options granted	2,366,812	$2.65	$—
Options cancelled / forfeited	(493,050)	$4.41	$—
Options exercised	(500,000)	$1.65	$235,000
Outstanding at September 30, 2017	12,329,963	$4.38	$1,812,776
Vested and Exercisable at September 30, 2017	7,265,871	$4.92	$1,723,601

The weighted-average remaining contractual term of options exercisable and outstanding at September 30, 2017 was approximately 6 years.

Employee Stock Purchase Plan

In June 2016, our Board of Directors adopted, and in August 2016 stockholders subsequently approved, the 2016 Employee Stock Purchase Plan. We reserved 1,500,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to the lower of $25,000 or 10,000 shares per employee per year. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At September 30, 2017, there were 1,372,960 shares available for purchase under the ESPP.

Warrants

During the three and six months ended September 30, 2017, there were no warrant exercises. During the three and six months ended September 30, 2016, 160,000 warrants were exercised through a cashless exercise provision in exchange for the issuance of 123,104 shares of common stock.

The following table summarizes warrant activity for the six months ended September 30, 2017:

	Warrants	Weighted- Average Exercise Price
Balance at March 31, 2017	221,370	$7.16
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Balance at September 30, 2017	221,370	$7.16

The warrants outstanding at September 30, 2017 are exercisable at prices between $2.28 and $7.62 per share, and have a weighted average remaining term of approximately 1.36 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at September 30, 2017:

Common stock warrants outstanding	221,370
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	11,737,241
Common stock reserved under the 2016 Employee Stock Purchase Plan	1,372,960
Restricted stock units outstanding under the 2012 Plan	2,628,674
Common stock options outstanding and reserved under the Inducement Awards	2,088,212
Restricted stock units outstanding under the Inducement Awards	208,822
Total at September 30, 2017	18,879,471

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

Rent expense was approximately $365,000 and $302,000 for the three months ended September 30, 2017 and 2016, respectively, and $731,000 and $605,000 for the six months ended September 30, 2017 and 2016, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2017, are as follows (in thousands):

Fiscal year ended March 31, 2018	794
Fiscal year ended March 31, 2019	1,465
Fiscal year ended March 31, 2020	1,073
Fiscal year ended March 31, 2021	1,104
Fiscal year ended March 31, 2022	467
Thereafter	—
Total	4,903

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it is in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of September 30, 2017.

Note 5. Related Parties

The Company has entered into two agreements with related parties in the ordinary course of its business and on terms and conditions it believes are as fair as those it offers and receives from independent third parties. Each agreement was ratified by the Company’s Board of Directors or a committee thereof pursuant to its related party transaction policy. In August 2017, the Company entered into a services agreement with Cirius Tx, Inc., an entity for which Robert Baltera, Jr., a director of the Company, serves as Chief Executive Officer. Under this agreement, the Company has provided ExVive™ Liver Tissue Services for Cirius amounting to $50,000 in the three and six months ended September 30, 2017. The agreement contains another $44,000 of ExVive™ Liver Tissue Services to be completed in the third quarter of fiscal 2018.

In November 2017, the Company entered into a collaboration agreement with Viscient Biosciences, an entity which Keith Murphy, a former director and Chief Executive Officer of the Company, serves as Chief Executive Officer. Under this agreement, the parties intend to develop a custom research platform for studying liver disease. The Company expects the platform to expand its current service portfolio for compound screening in disease models, which aids the drug discovery work for other customers. Viscient intends to target early discovery work for non-alcoholic fatty liver disease (“NAFLD”) and non-alcoholic steatohepatitis (“NASH”). Under this agreement, the Company will provide research services to Viscient amounting to $287,000 to be completed in fiscal 2018. For the three and six months ended September 30, 2017, this contract had no financial impact.

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

Note 7. Subsequent Events

On October 4, 2017, the Company announced a plan to restructure its business to better focus and align resources, reducing approximately 15 positions, or 13% of its overall workforce. The internal reorganization intends to improve operational efficiency, consolidate overlapping positions, and streamline the Company’s management structure. As a result, the Company expects to record a restructuring charge in the fiscal third quarter of approximately $0.9 million, primarily related to employee severance and benefits costs. The actions associated with the restructuring announcement are anticipated to be complete by the end of fiscal third quarter 2018 with liabilities anticipated to be paid by the end of fiscal third quarter 2019.

In November 2017, the Company entered into a collaboration agreement with Viscient Biosciences, an entity which Keith Murphy, a former director and Chief Executive Officer of the Company, serves as Chief Executive Officer. See Note 5 for discussion of Related Parties.

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

On February 8, 2012, Organovo, Inc., a privately held Delaware corporation, merged with and into Organovo Acquisition Corp., a wholly-owned subsidiary of the Company, with Organovo, Inc. surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company acquired and has continued the business of Organovo, Inc.

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through September 30, 2017 have been devoted primarily to technology and product development, raising capital and building infrastructure.

In addition, in September 2015, we established a wholly-owned subsidiary, Organovo UK, Ltd., to establish a sales presence in Europe. As of September 30, 2017, there has been no significant activity related to this subsidiary.

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

Overview

We are an early commercial stage company focused on developing and commercializing functional human tissues that can be employed in drug discovery and development, biological research, and as therapeutic implants for the treatment of damaged or diseased tissues and organs. We are advancing a paradigm shift in the generation of three-dimensional (“3D”) human tissues, by utilizing our proprietary platform technology to create human tissue constructs in 3D that mimic native human tissue composition, architecture, and function. We leverage our unique 3D human tissue models to improve the current industry standard cell-based and animal model testing approaches to drug discovery and development by creating 3D tissues constructed solely of human cells. We believe our foundational approach to the 3D printing of living tissues, as disclosed in peer-reviewed scientific publications, and the continuous evolution of our core bioengineering technology platform combine to provide us with the opportunity to fill many critical gaps in commercially available human tissue modeling and tissue transplantation.

In November 2014, we announced the commercial release of our first product, the ExVive™ Human Liver Tissue for use in toxicology and other high-value drug profiling including compound screening in disease models. Initial revenues derived from the product have been and will continue to be predominantly through our fee-based research service model, which involves testing compounds provided to us for analysis by our customers. Prior to initiating the service, our technical staff assists customers in determining the extent of testing to be conducted utilizing our ExVive™ Human Liver Tissue. Testing may include the analysis of one or multiple compounds under various dosing and duration protocols to determine toxicity, metabolic and other effects of the test compounds on healthy or diseased tissue models. Projects may involve multiple deliverables which are clearly defined and based on pricing as stated in the related customer agreements.

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

In October 2016, we announced our plan to develop 3D bioprinted human liver tissue for direct transplantation to patients. Our program to develop this therapeutic tissue is based on the achievement of promising results in early preclinical animal studies demonstrating engraftment, vascularization and sustained functionality of our bioprinted liver tissue, including stable detection of human liver-specific proteins and metabolic enzymes and a significant reduction in the pathologic hallmarks of certain target diseases. We are pursuing this opportunity with a formal preclinical development program.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

Revenues

For the three months ended September 30, 2017, total revenue of $1.4 million was unchanged from the three months ended September 30, 2016. Product and service revenue of approximately $0.9 million for the three months ended September 30, 2017 decreased 10% from the prior-year period. This decrease was primarily driven by a less than $0.1 million reduction in contracts for our liver tissue toxicology research services, which was partially offset by an increase in contracts for our liver tissue disease modeling research services and sales of primary human cell and tissue products. Collaboration revenue and royalty revenue decreased less than $0.1 million as compared to the three months ended September 30, 2016 due to the absence of revenue from a collaboration agreement that was completed in fiscal 2017, which was offset by increased revenue from three new research collaboration and limited technology access licensing agreements and two new non-exclusive patent license agreements. Grant revenue increased by more than $0.1 million for the three months ended September 30, 2017 due to the commencement of our NIH/SBIR NASH grant.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.3 million for the three months ended September 30, 2017, compared to $0.4 million for the three months ended September 30, 2016. The decrease was primarily due to an increase in the mix of sales of higher margin primary human cell and tissue products over the prior year period.

Research and Development Expenses

Research and development expenses were approximately $4.9 million, an increase of $0.4 million, or 9%, from the prior year period. The increase was primarily due to a $0.2 million increase in facility expenses and a $0.1 million increase in staffing expense due to increased salaries, which offset a small decrease in full-time research and development staff from an average of seventy-nine full-time employees for the three months ended September 30, 2016 to an average of seventy-eight full-time employees for the three months ended September 30, 2017.

Selling, General and Administrative Expenses

For the three months ended September 30, 2017, selling, general and administrative expenses were approximately $5.7 million, a decrease of $0.2 million, or 3%, over the prior year period of approximately $5.9 million. This decrease was largely due to a decrease in other corporate costs of $0.3 million and a decrease in facilities costs of $0.1 million, which more than offset a $0.2 million increase in share-based compensation expense over the prior year period.  The Company’s average selling, general and administrative headcount of thirty-six employees for the three months ended September 30, 2017 was unchanged from the prior year period.

Other Income (Expense)

Other income was approximately $0.1 million for the three months ended September 30, 2017, and consisted primarily of interest income. For the three months ended September 30, 2016, other income of less than $0.1 million consisted primarily of interest income. Interest income increased from the same period of fiscal 2017 due to higher average yields on short-term investment balances.

Comparison of the six months ended September 30, 2017 and 2016

Revenues

For the six months ended September 30, 2017, total revenue of $2.3 million was unchanged from the six months ended September 30, 2016. Product and service revenue of approximately $1.9 million for the six months ended September 30, 2017 increased 12% over the six months ended September 30, 2016. This increase was driven by an increase in sales of primary human cell and tissue products by our Samsara Sciences subsidiary and contracts for our liver tissue disease modeling research services, which more than offset the reduction in contracts for our liver tissue toxicology research services. Collaboration revenue decreased $0.3 million as compared to the six months ended September 30, 2016 due to the absence of revenues from a collaboration agreement that was completed in fiscal 2017.  Grant revenue and royalty revenues each increased by $0.1 million in the six months ended September 30, 2017 due to the commencement of our NIH/SBIR NASH grant and 2 new license agreements during the fiscal 2018 period.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.6 million for each of the six-month periods ended September 30, 2017 and 2016.

Research and Development Expenses

Research and development expenses were approximately $10.0 million for the six months ended September 30, 2017, an increase of $1.0 million, or 11%, from the prior year period. The increase was primarily due to a $0.4 million increase in facility expenses, a $0.3 million increase in materials costs, a $0.1 million increase in consulting and outside services costs related to our therapeutic pre-clinical program and a $0.1 million increase in staffing expense due to an increase in salaries, which offset a small decrease in full-time research and development staff from an average of eighty full-time employees for the six months ended September 30, 2016 to an average of seventy-eight full-time employees for the six months ended September 30, 2017.

Selling, General and Administrative Expenses

For the six months ended September 30, 2017, selling, general and administrative expenses were approximately $11.6 million, an increase of $0.6 million, or 5%, over the prior year period. This increase was largely due to a $0.9 million increase in share-based compensation costs and a $0.3 million increase in staffing costs, which more than offset a decrease in other corporate costs of $0.4 million and a decrease in facilities costs of $0.2 million.  The Company’s average selling, general and administrative headcount was thirty-six employees in the first half of fiscal 2018 versus thirty-five employees in the prior year period.

Other Income (Expense)

Other income was approximately $0.2 million for the six months ended September 30, 2017, and consisted primarily of interest income. For the six months ended September 30, 2016, other income of $0.1 million consisted primarily of interest income. Interest income increased from the same period of fiscal 2017 due to higher average yields on short-term investment balances.

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

As of September 30, 2017, the Company had cash and cash equivalents of approximately $50.7 million and an accumulated deficit of $218.9 million. The Company also had negative cash flow from operations of $16.8 million during the six months ended September 30, 2017. At March 31, 2017, the Company had cash and cash equivalents of approximately $62.8 million and an accumulated deficit of $199.3 million.

At September 30, 2017, the Company had total current assets of approximately $53.3 million and current liabilities of approximately $4.1 million, resulting in working capital of $49.2 million. At March 31, 2017, the Company had total current assets of approximately $65.1 million and current liabilities of approximately $6.0 million, resulting in working capital of $59.1 million.

Net cash used by operating activities for the six months ended September 30, 2017 was approximately $16.8 million as compared to $14.9 million used in operating activities for the six months ended September 30, 2016. This $1.9 million increase in cash usage can be attributed primarily to a $1.5 million increase in working capital and an increase in cash operating expenses.

Net cash used in investing activities was approximately $0.1 million and $0.5 million for the six months ended September 30, 2017 and 2016, respectively. This decrease can be attributed to reduced capital spending, partially offset by investing in patent related intangible assets during the six months ended September 30, 2017.

Net cash provided by financing activities was approximately $4.9 million during the six months ended September 30, 2017 due primarily to the $4.1 million net proceeds raised from the sale of common stock in “at-the-market” offerings and approximately $0.8 million through stock option exercises. Net cash provided by financing activities was approximately $5.0 million during the six months ended September 30, 2016 due primarily to the Company net proceeds of $4.5 million through the sale of common stock in “at-the-market” offerings and approximately $0.5 million through stock option exercises. The Company intends to use these net proceeds for general corporate purposes, including research and development, the commercialization of our products, general administrative expenses, and working capital and capital expenditures.

Through September 30, 2017, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and from revenue derived from grants and royalty payments, collaborative research agreements, product sales and research-based services. Based on our current operating plan and available cash resources, we have sufficient resources to fund our ongoing operations as currently planned for at least the next twelve months from the financial statement issuance date.

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

The Company has an effective shelf registration statement on Form S-3 (File No. 333-202382), or the 2015 Shelf, that expires on March 17, 2018. As of September 30, 2017, the Company is authorized to offer and sell under the 2015 Shelf, in one or more offerings, common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or units compromised one or more of the other securities. On July 20, 2016, the Company filed a prospectus supplement to the 2015 Shelf to move from an expiring shelf registration statement the remaining $26.6 million of common stock that previously could have been sold in ATM offerings pursuant to an equity offering sales agreement it had entered into with an investment banking firm in December 2014. During the six months ended September 30, 2017, the Company sold 1,538,217 shares of common stock in ATM offerings, with net proceeds of approximately $4.0 million, leaving an additional $17.8 million that can be raised through this ATM program.

Based on its use of the 2015 Shelf through September 30, 2017, the Company can offer an aggregate of $107.5 million in future offerings under the 2015 Shelf, including its ATM program.

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

As of September 30, 2017, the Company had 106,904,525 total issued and outstanding shares of common stock, and five-year warrants for the opportunity to purchase an additional 221,370 shares of common stock at exercise prices between $2.28 and $7.62 per share.

In addition, the Company’s 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of its outstanding common stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 17,553,986 shares of its common stock, to executive officers, directors, advisory board members, employees and consultants. The Company has also issued time-based and performance-based inducement awards for up to 2,297,034 shares of its common stock. Additionally, 1,500,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans and the 2016 Employee Stock Purchase Plan total 125,783,996 shares of common stock as of September 30, 2017.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant contractual obligations and related scheduled payments as of September 30, 2017 (in thousands):

	Total	2018	2019 to 2020	2021 to 2022	2023 and thereafter
Operating lease obligations (A)	$4,903	$794	$2,538	$1,571	$—
Total	$4,903	$794	$2,538	$1,571	$—

(A)	Operating lease obligations are primarily comprised of remaining payments due under the Company’s facility leases.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for a discussion of our legal proceedings and contingencies.

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

ORGANOVO HOLDINGS, INC.

Date: November 9, 2017	By:	/s/ Taylor Crouch
	Name:	Taylor Crouch
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Craig Kussman
	Name:	Craig Kussman
	Title:	Chief Financial Officer (Principal Financial Officer)