Form 10-Q
period 2017-12-31
ORGANOVO HOLDINGS, INC.
filed 2018-02-08
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 1, 2018, a total of 110,835,973 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	December 31, 2017	March 31, 2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$47,338	$62,751
Accounts receivable	1,174	647
Grant receivable	260	-
Inventory, net	605	550
Prepaid expenses and other current assets	891	1,144
Total current assets	50,268	65,092
Fixed assets, net	2,978	3,840
Restricted cash	127	127
Other assets, net	181	121
Total assets	$53,554	$69,180
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$452	$1,171
Accrued expenses	2,808	4,101
Deferred revenue	857	582
Deferred rent	180	157
Total current liabilities	4,297	6,011
Deferred revenue, net of current portion	43	58
Deferred rent, net of current portion	613	749
Total liabilities	4,953	6,818
Commitments and Contingencies (Note 3)
Stockholders’ Equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 109,322,626 and 104,551,466 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	109	104
Additional paid-in capital	275,176	261,586
Accumulated deficit	(226,671)	(199,317)
Accumulated other comprehensive income (loss)	(13)	(11)
Total stockholders’ equity	48,601	62,362
Total Liabilities and Stockholders’ Equity	$53,554	$69,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Revenues
Products and services	$832	$699	$2,722	$2,396
Collaborations and licenses	61	443	367	1,001
Grants	260	9	409	21
Total Revenues	1,153	1,151	3,498	3,418

Cost of revenues	192	212	747	773
Research and development expenses	4,005	5,024	13,982	14,012
Selling, general and administrative expenses	4,865	5,546	16,457	16,520
Total costs and expenses	9,062	10,782	31,186	31,305
Loss from Operations	(7,909)	(9,631)	(27,688)	(27,887)
Other Income (Expense)
Change in fair value of warrant liabilities	—	1	—	(4)
Interest income	118	50	334	124
Total Other Income (Expense)	118	51	334	120
Income Tax Expense	—	(1)	—	(23)
Net Loss	$(7,791)	$(9,581)	$(27,354)	$(27,790)
Currency Translation Adjustment	$(2)	$(3)	$(2)	$(10)
Comprehensive Loss	$(7,793)	$(9,584)	$(27,356)	$(27,800)
Net loss per common share—basic and diluted	$(0.07)	$(0.09)	$(0.26)	$(0.29)
Weighted average shares used in computing net loss per common share—basic and diluted	107,345,623	101,174,734	106,107,721	95,595,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities
Net loss	$(27,354)	$(27,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	962	824
Change in fair value of warrant liabilities	—	4
Stock-based compensation	5,600	5,540
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(527)	(771)
Grants receivable	(260)	—
Inventory	(55)	6
Prepaid expenses and other assets	253	400
Accounts payable	(719)	(65)
Accrued expenses	(1,293)	486
Deferred rent	(113)	(103)
Deferred revenue	260	(490)
Net cash used in operating activities	(23,246)	(21,959)
Cash Flows From Investing Activities
Restricted cash deposits	—	(48)
Purchases of fixed assets	(90)	(1,061)
Purchases of intangible assets	(70)	—
Net cash used in investing activities	(160)	(1,109)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	7,169	30,401
Proceeds from exercise of stock options	826	582
Net cash provided by financing activities	7,995	30,983
Effect of currency exchange rate changes on cash and cash equivalents	(2)	(10)
Net Increase (Decrease) in Cash and Cash Equivalents	(15,413)	7,905
Cash and Cash Equivalents at Beginning of Period	62,751	62,091
Cash and Cash Equivalents at End of Period	$47,338	$69,996
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Nature of operations and basis of presentation

References in these notes to the unaudited condensed consolidated financial statements to “Organovo Holdings, Inc.,” “Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company” refer to Organovo Holdings, Inc. and its consolidated subsidiaries. Our consolidated financial statements include the accounts of the Company as well as its wholly-owned subsidiaries, with all material intercompany accounts and transactions eliminated in consolidation. In December 2014, we established a wholly-owned subsidiary, Samsara Sciences, Inc., to focus on the acquisition and curation of qualified cells in support of our commercial and research endeavors. In September 2015, we established another wholly-owned subsidiary in the United Kingdom, Organovo U.K., Ltd., for the primary purpose of establishing a sales presence in Europe.

Since its inception, the Company has devoted its efforts primarily to developing and commercializing a proprietary platform technology to produce and study living tissues that emulate key aspects of human biology and disease, raising capital and building infrastructure. We provide client access to our proprietary ExViveTM tissue platform to facilitate drug discovery and development through a range of research services, collaborative agreements, licenses, and grants. We also are applying our therapeutic tissue expertise to progress multiple Investigational New Drug (“IND”) Application track therapeutic programs, focusing on critical unmet medical needs in the liver disease space, including our lead program for NovoTissues® targeting Alpha-1 antitrypsin deficiency, for which we have received orphan drug designation (“ODD”) from the Food and Drug Administration (“FDA”).

The Company’s activities are subject to significant risks and uncertainties including failing to successfully develop products and services based on its technology, failing to achieve regulatory approvals for its therapeutic candidates, and failing to achieve the market acceptance necessary to generate sufficient revenues to support its operations and to achieve and sustain profitability.

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

Liquidity

As of December 31, 2017, the Company had cash and cash equivalents of approximately $47.3 million and an accumulated deficit of approximately $226.7 million. The Company also had negative cash flows from operations of approximately $23.2 million during the nine months ended December 31, 2017.

Through December 31, 2017, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, grants, and licenses. During the nine months ended December 31, 2017, the Company issued 3,793,758 shares of its common stock through its ATM facility and received net proceeds of approximately $7.1 million.

Based on its current operating plan and available cash resources, the Company has sufficient resources to fund its business for at least the next twelve months from the financial statement issuance date.

The Company will need additional capital to further fund the development and commercialization of its proprietary platform to produce and study living tissues that emulate key aspects of human biology and disease that can be used to facilitate drug discovery and development, as well as its therapeutic tissues focusing on critical unmet medical needs in the liver disease space. The Company intends to cover its future operating expenses through cash on hand, through revenue derived from research service agreements, product sales, collaborative agreements, grants and license payments, and through the issuance of additional equity or debt securities. Depending on market conditions, the Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to it or to its stockholders.

Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs or relinquish rights to our technology on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we continue to raise additional funds from the issuance of equity securities, there will be substantial dilution to our existing stockholders. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

Fair value measurement

The Company had issued warrants, of which some were classified as derivative liabilities as a result of the terms in the warrants that provide for down round protection in the event of a dilutive issuance. The Company used Level 3 inputs (unobservable inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities) for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions. The Company’s derivative liabilities were adjusted to reflect estimated fair value at each period end, with any increase or decrease in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities. Various factors are considered in the pricing models the Company used to value the warrants, including the Company’s current stock price, the remaining life of the warrant, the volatility of the Company’s stock price, and the risk-free interest rate. The remaining warrants expired as of March 31, 2017 and were removed from the Balance Sheet.

Revenue recognition

The Company’s revenues are derived from research service agreements, product sales, and collaborative agreements with pharmaceutical and biotechnology companies, grants from the National Institutes of Health (“NIH”) and private not-for-profit organizations, and license-payments from academic institutions.

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2017 and March 31, 2017, the Company had approximately $900,000 and $640,000, respectively, in deferred revenue related to its licenses, collaborative agreements, and research service agreements.

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

In November 2014, the Company entered into a collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for surgical transplantation research. The Company has recorded $0 and $7,000 for the three months ended December 31, 2017 and 2016 and $0 and $32,000 for the nine months ended December 31, 2017 and 2016, respectively, in revenue related to this collaboration in recognition of the proportional performance achieved. The Company has completed its obligations under this agreement as of November 30, 2016.

In April 2015, the Company entered into a research collaboration agreement with a third party to develop custom tissue models for fixed fees. Based on the proportional performance achieved under this agreement, $0 and $150,000 in collaboration revenue was recorded for the three and nine months ended December 31, 2017, respectively, and $117,000 in collaboration revenue was recorded for the three and nine months ended December 31, 2016. Approximately $620,000 in collaboration revenue has been recognized to date under this agreement as of December 31, 2017. The Company has completed its obligations under this agreement as of September 30, 2017.

Also in April 2015, the Company entered into a multi-year research agreement with a third party to develop multiple custom tissue models for use in drug development. Approximately $0 and $0 were recorded as revenue in recognition of the proportional performance achieved under this agreement during the three and nine months ended December 31, 2017, respectively. Approximately $302,000 and $835,000 were recorded as revenue in recognition of the proportional performance achieved under this agreement during the three and nine months ended December 31, 2016, respectively.

In June 2016, the Company announced it had entered into another collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing bioprinted tissues for skeletal disease research. The Company received an up-front payment in June 2016, which was initially recorded as deferred revenue. Revenue of $18,000 and $53,000 has been recorded under this agreement during the three and nine months ended December 31, 2017, respectively. Revenue of $17,000 has been recorded under this agreement during the three and nine months ended December 31, 2016.

In December 2016, the Company signed another collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen Bioprinter at the university for the purpose of developing an architecturally correct kidney for potential therapeutic applications. The Company received an up-front payment in January and March of 2017, which has been recorded as deferred revenue. Revenue of $10,000 and $29,000 has been recorded under this agreement for the three and nine months ended December 31, 2017, respectively. No revenue had been recorded under this agreement during the three and nine months ended December 31, 2016, respectively, as the printer had not yet been installed at the university as of December 31, 2016.

In April 2017, the Company signed a collaborative non-exclusive research affiliation with a university, under which the Company received a one-time non-refundable payment toward the placement of a NovoGen Bioprinter at the university for the purpose of specific research projects mutually agreed upon by the university and the Company in the field of volumetric muscle loss. The Company received an up-front payment in May of 2017, which has been recorded as deferred revenue. Revenue of approximately $14,000 and $28,000 has been recorded under this agreement for the three and nine months ended December 31, 2017, respectively, beginning subsequent to the installation of the printer in July of 2017. In addition, during April of 2017, the Company signed a non-exclusive patent license agreement with the university including an annual fee of $75,000 for each of the two years for the license to the Company Patents for research use limited to the field of volumetric muscle loss. The Company received the first annual payment of $75,000 in April of 2017, which was initially recorded as deferred revenue. Revenue of $18,750 and $56,250 has been recorded under this agreement for the three and nine months ended December 31, 2017.

In September 2017, the Company entered into an agreement with a company, under which the Company received a one-time non-refundable payment of $50,000 for limited use of a Company patent in reference to four bioprinters developed and placed at research and academic facilities. The Company has recorded $0 and $50,000 in revenue for the three months and nine months ended December 31, 2017, respectively.

Product revenue

The Company recognizes product revenue at the time of delivery to the customer, provided all other revenue recognition criteria have been met.

We expect to establish a reserve for estimated product returns that will be recorded as a reduction to revenue. This reserve will be maintained to account for future return of products sold in the current period. The reserve will be reviewed quarterly and will be estimated based on an analysis of our historical experience related to product returns.

Grant revenue

During August 2013, the Company was awarded a research grant by a private, not-for-profit organization for up to $251,700, contingent on go/no-go decisions made by the grantor at the completion of each stage of research as outlined in the grant award. Revenues from the grant are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized when the Company incurs expenses that are related to the grant. Revenue recognized under this grant was approximately $0 and $9,000 for the three months ended December 31, 2017 and 2016, respectively, and $0 and $21,000 for the nine months ended December 31, 2017 and 2016, respectively. The Company has completed its obligations under this agreement as of March 31, 2017.

During July 2017, the NIH awarded the Company a research grant totaling approximately $1,657,000. The grant provides for fixed payments based on the achievement of certain milestones. Revenue is recognized upon completion of substantive milestones. Revenue recognized under this grant was approximately $260,000 and $409,000 for the three and nine months ended December 31, 2017, respectively.

Cost of revenues

The Company reported approximately $0.2 million and $0.7 million in cost of revenues for the three and nine months ended December 31, 2017, respectively. The Company reported approximately $0.2 million and $0.8 million in cost of revenues for the three and nine months ended December 31, 2016, respectively. Cost of revenues consists of our costs related to manufacturing and delivering our product and service revenue.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and nine months ended December 31, 2017 or 2016, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share were approximately 14.0 million at December 31, 2017, and 12.7 million at December 31, 2016.

Note 2. Stockholders’ Equity

Stock-based compensation expense and valuation information

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Research and development	$210	$444	$925	$1,231
General and administrative	$1,040	$1,574	$4,675	$4,309
Total	$1,250	$2,018	$5,600	$5,540

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2017 was approximately $6,710,000 and the weighted average period over which these grants are expected to vest is 2.54 years.

The total unrecognized compensation cost related to unvested restricted stock units (not including performance-based restricted stock units) as of December 31, 2017 was approximately $4,768,000, which will be recognized over a weighted average period of 2.98 years.

The total unrecognized compensation cost related to unvested performance-based restricted stock units as of December 31, 2017 was approximately $317,000 which will be recognized over a weighted average period of 2.25 years.

As of December 31, 2017, there was no unrecognized stock-based compensation expense for restricted stock awards.

The total unrecognized stock-based compensation cost related to unvested employee stock purchase plan (“ESPP”) shares as of December 31, 2017 was approximately $10,000, which will be recognized over a period of 2 months.

The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense. Stock-based awards include (i) stock options, (ii) restricted stock awards, (iii) restricted stock units, (iv) performance-based restricted stock units, and (v) rights to purchase stock under the 2016 Employee Stock Purchase Plan.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Dividend yield	—	—	—	—
Volatility	80.71%	72.99%	76.86%	72.08%
Risk-free interest rate	2.15%	1.68%	1.81%	1.13%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$1.04	$2.14	$1.73	$2.43

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the Company’s ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 30, 2016
Dividend yield	—	—	—	—
Volatility	43.03%	72.89%	43.03 - 74.70%	72.89%
Risk-free interest rate	1.10%	0.47%	0.79 - 1.10%	0.47%
Expected term	6 months	6 months	6 months	6 months
Grant date fair value	$0.52	$1.22	$0.52 - $1.04	$1.22

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

Common stock

On April 24, 2017, the Company filed a Registration Statement on Form S-8 with the SEC authorizing the issuance of 2,297,034 shares of the Company’s common stock, pursuant to the terms of an Incentive Award Stock Option Agreement and an Incentive Award Performance-Based Restricted Stock Unit Agreement (collectively, the “Incentive Award Agreements”).

In December 2014, the Company entered into an equity offering sales agreement, or the 2014 Sales Agreement, with an investment banking firm. In July 2016, the Company registered the sale of up to $26.6 million of common stock under the 2014 Sales Agreement pursuant to its shelf registration statement on Form S-3 (File No. 333-202382), or the 2015 Shelf, that expires on March 17, 2018.

During the three and nine months ended December 31, 2017, the Company issued 2,255,541 and 3,793,758 shares of common stock, respectively, for net proceeds of $3.1 million and $7.1 million, respectively, in at-the-market offerings under the 2014 Sales Agreement. During the three and nine months ended December 31, 2016, the Company issued 0 and 997,181 shares of common stock, respectively, for net proceeds of $0 and $4.5 million, respectively. As of December 31, 2017, the Company has sold an aggregate of 5,790,939 shares of common stock in at-the-market offerings under the 2014 Sales Agreement, with net proceeds of approximately $17.9 million. Based on sales through December 31, 2017, the Company can sell an additional $14.6 million of shares pursuant to the 2014 Sales Agreement under the 2015 Shelf prior to March 17, 2018. The Company intends to use the net proceeds raised through any at-the-market sales for general corporate purposes, including research and development, the commercialization of the Company’s products, general administrative expenses, and working capital and capital expenditures.

During the three months ended December 31, 2017 and 2016, the Company issued 0 and 207,500 shares of common stock upon the exercise of 0 and 207,500 warrants, respectively. During the nine months ended December 31, 2017 and 2016, the Company issued 0 and 330,604 shares of common stock up on the exercise of 0 and 367,500 warrants, respectively.

During the three months ended December 31, 2017 and 2016, the Company issued 0 and 39,005 shares of common stock upon the exercise of 0 and 39,005 stock options, respectively. During the nine months ended December 31, 2017 and 2016, the Company issued 500,000 and 245,271 shares of common stock upon the exercise of 500,000 and 245,271 stock options, respectively.

Restricted stock units

A summary of the Company’s restricted stock unit (not including performance-based restricted stock units) activity from March 31, 2017 through December 31, 2017 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2017	1,178,114	$3.57
Granted	1,959,678	$2.62
Vested	(451,587)	$3.27
Cancelled / forfeited	(533,233)	$2.91
Unvested at December 31, 2017	2,152,972	$2.93

Performance-based restricted stock units

On April 24, 2017, in connection with the appointment of a new Chief Executive Officer (“CEO”), the Company allocated 208,822 Performance-Based Restricted Stock Units (“PBRSUs”) outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On August 23, 2017, the Board of Directors formally approved the vesting criteria for the PBRSUs allocated by the Company on April 24, 2017. The units are divided into five separate tranches each with independent vesting criteria. The first four tranches have performance criteria related to annual revenue goals with measurement at the end of fiscal year 2018 (20 percent), fiscal year 2019 (20 percent), fiscal year 2020 (20 percent), and fiscal year 2021 (20 percent). The fifth tranche has a performance metric related to a path to profitability goal measured as Negative Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) achievable at any point between the grant date and the end of fiscal year 2020 (20 percent). The number of units that ultimately vest for each tranche will range from 0 percent to 120 percent of the target amount, not to exceed 208,822 in aggregate. As of December 31,

2017, no tranches had vested and 0% of current year tranche is expected to vest, but 120% of the Negative Adjusted EBITDA tranche is expected to vest in a future year.

The grant date fair values of the tranches are collectively $393,000 of which one-fifth is being recognized over each tranches’ service period. The Company began recording stock-based compensation expense for these tranches after the August 23, 2017 grant date when the financial performance goals were established and approved. As of December 31, 2017, PBRSUs from the Negative Adjusted EBITDA tranche are expected to vest in the amount of 50,117 shares.

A summary of the Company’s performance-based restricted stock unit activity from March 31, 2017 through December 31, 2017 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2017	—	$—
Granted	208,822	$1.88
Vested	—	$—
Cancelled / forfeited	—	$—
Unvested at December 31, 2017	208,822	$1.88

Stock options

On April 24, 2017, in connection with the appointment of a new CEO, the Company granted 2,088,212 stock options outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While granted outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. These stock options vest over a four-year period with a quarter vesting on the one year anniversary of the vesting commencement date.

A summary of the Company’s stock option activity from March 31, 2017 to December 31, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2017	10,956,201	$4.63	$4,876,437
Options granted	2,370,168	$2.64	$—
Options cancelled / forfeited	(1,394,217)	$5.07	$—
Options exercised	(500,000)	$1.65	$235,000
Outstanding at December 31, 2017	11,432,152	$4.30	$783,962
Vested and Exercisable at December 31, 2017	7,177,206	$4.88	$783,962

The weighted average remaining contractual term of options exercisable and outstanding at December 31, 2017 was approximately 5.1 years.

Employee Stock Purchase Plan

In June 2016, our Board of Directors adopted, and in August 2016 stockholders subsequently approved, the 2016 Employee Stock Purchase Plan (“ESPP”). We reserved 1,500,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to the lower of $25,000 or 10,000 shares per employee per year. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At December 31, 2017, there were 1,372,960 shares available for purchase under the ESPP.

Warrants

The following table summarizes warrant activity for the nine months ended December 31, 2017:

	Warrants	Weighted Average Exercise Price
Balance at March 31, 2017	221,370	$7.16
Granted	—	$—
Exercised	—	$—
Cancelled	(1,370)	$2.28
Balance at December 31, 2017	220,000	$7.19

The warrants outstanding at December 31, 2017 are exercisable at prices between $6.84 and $7.62 per share, and have a weighted average remaining term of approximately 1.46 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at December 31, 2017:

Common stock warrants outstanding	220,000
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	12,026,320
Common stock reserved under the 2016 Employee Stock Purchase Plan	1,372,960
Restricted stock units outstanding under the 2012 Plan	2,152,972
Common stock options outstanding and reserved under the Incentive Award Agreements	2,088,212
Restricted stock units outstanding under the Incentive Award Agreements	208,822
Total at December 31, 2017	18,691,478

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

Rent expense was approximately $362,000 and $307,000 for the three months ended December 31, 2017 and 2016, respectively, and $1,094,000 and $912,000 for the nine months ended December 31, 2017 and 2016, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017, are as follows (in thousands):

Fiscal year ended March 31, 2018	$388
Fiscal year ended March 31, 2019	1,465
Fiscal year ended March 31, 2020	1,073
Fiscal year ended March 31, 2021	1,104
Fiscal year ended March 31, 2022	467
Thereafter	—
Total	$4,497

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it is in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of December 31, 2017.

Note 5. Related Parties

The Company has entered into two agreements with related parties in the ordinary course of its business and on terms and conditions it believes are as fair as those it offers and receives from independent third parties. Each agreement was ratified by the Company’s Board of Directors or a committee thereof pursuant to its related party transaction policy. In August 2017, the Company entered into a services agreement with Cirius Tx, Inc., an entity for which Robert Baltera, Jr., a director of the Company, serves as Chief Executive Officer. Under this agreement and its amendments, the Company has provided ExVive™ Liver Tissue Services for Cirius amounting to $44,000 and $94,000 in the three and nine months ended December 31, 2017, respectively. The agreement contains another $74,000 of ExVive™ Liver Tissue Services to be completed in the fourth quarter of fiscal 2018.

In November 2017, the Company entered into a collaboration agreement with Viscient Biosciences, an entity which Keith Murphy, a former director and Chief Executive Officer of the Company, serves as Chief Executive Officer. Under this agreement, the parties intend to develop a custom research platform for studying liver disease. The Company expects the platform to expand its current service portfolio for compound screening in disease models, which aids the drug discovery work for other customers. Viscient intends to target early discovery work for non-alcoholic fatty liver disease (“NAFLD”) and non-alcoholic steatohepatitis (“NASH”). Under this agreement and its amendments, the Company will provide research services to Viscient amounting to $323,000 to be completed in fiscal 2018. For the three and nine months ended December 31, 2017, $323,000 of revenue was recognized related to this agreement.

Note 6. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. The new standard was originally effective for public companies for annual reporting periods beginning after December 15, 2016, with no early application permitted. In August 2015, the FASB issued ASU No. 2015-14 that defers by one year the effective date for all entities, with application permitted as of the original effective date. The updated standard becomes effective for us on April 1, 2018, with early adoption permitted as of April 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is still evaluating the effect this update will have on our consolidated financial statements and our disclosure requirements under the new guidance. The Company will continue to evaluate additional changes, modifications or interpretations to the guidance which may impact the current conclusions. The Company expects to adopt the new standard for the fiscal year beginning April 1, 2018 and anticipates that the modified retrospective application method will be applied.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides clarity and guidance around which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The adoption of this guidance will have no impact on our financial statements unless we have modification accounting in accordance with Topic 718.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance will have no impact on our financial statements as the Company’s only derivative liabilities were all exercised or expired as of March 31, 2017 and were removed from the Balance Sheet.

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect public companies. The 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”). The 2017 Act will also impact estimates of a company’s deferred tax assets and liabilities.

We are currently in the early stages of evaluating the financial statement impact of the 2017 Act. Based on initial assessments, we expect significant adjustments to our gross deferred tax assets and liabilities; however, we also expect to record a corresponding offset to our estimated full valuation allowance against our net deferred tax assets, which should result in minimal net effect to our provision for income taxes. In accordance with SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), we have not recorded any provisional income tax effects of the 2017 Act in our financial statements as our anticipated impact is minimal and we do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete accounting for the change in tax law.

Note 7. Subsequent Events

During January 2018, the Company issued 1.5 million shares of its common stock pursuant to its at-the-market (“ATM”) facility for net proceeds exceeding $2.1 million.

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

Organovo, Inc. was founded in Delaware in April 2007. Activities since Organovo, Inc.’s inception through December 31, 2017 have been devoted primarily to developing and commercializing its proprietary platform technology to produce and study living tissues that emulate key aspects of human biology and disease, raising capital and building infrastructure.

In addition, in September 2015, we established a wholly-owned subsidiary, Organovo UK, Ltd., to establish a sales presence in Europe. As of December 31, 2017, there has been no significant activity related to this subsidiary.

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

Overview

We are a biotech company focused on developing and commercializing a proprietary platform technology to produce and study living tissues that emulate key aspects of human biology and disease. Our proprietary platform can be employed in drug discovery and development, and as therapeutic implants for the treatment of damaged or diseased tissues and organs as we create living tissue constructs that mimic key aspects of native human biology. Our business model aims to generate a growing stream of fee-for-service, product, collaboration, grant, and licensing revenues by providing pharmaceutical and biotech clients access to our proprietary platform to facilitate breakthrough translational research from target discovery to high content clinical profiling of drug candidates. Our product revenues generated through Samsara, our wholly-owned subsidiary, which specializes in the procurement, preparation, and curation of a broad range of human cells which form the building blocks of Organovo’s and our clients’ research programs.

The funds received from our various revenue agreements help to support our therapeutics research program, which is aimed at generating multiple Investigative New Drug (“IND”) Application track products. Our initial focus is on critical unmet medical needs in the liver disease space, including our lead program for NovoTissues® targeting Alpha-1 antitrypsin deficiency, for which we have received orphan drug designation (“ODD”) from the Food and Drug Administration (“FDA”). We believe our foundational and proprietary approach to the bioprinting of living tissues, as disclosed in peer-reviewed scientific publications, and the continuous evolution of our core bioengineering technology platform combine to provide us with the opportunity to fill many critical gaps in commercially available disease modeling and tissue transplantation.

We continuously engage in research and development to enhance our platform technology, to develop new product and service offerings and to pursue our therapeutic initiatives. Our research and development efforts include internal initiatives as well as collaborative development opportunities with third parties. While our proof of principle work has spanned multiple organs and tissue types, our current research focus is aimed at developing a broad range of tissue applications for the liver and kidney, which aligns well with major therapeutic areas of focus in the pharmaceutical and biotech industry. Specifically, we are developing disease models that allow researchers to explore the interaction of their drugs with diseased liver and kidney tissue, from the onset of disease to advanced stages. Organovo continues to receive client and peer review distinction for the study of Non-Alcoholic Steatohepatitis (“NASH”), which is a significant and expanding disease area affecting 10-15% of the US population. Our clients are closely engaged with us to develop screening applications in NASH to offset the lack of comprehensive preclinical and animal models with the added benefit that our platform may provide a valuable early indication of how client drugs may perform in the human clinical setting. Our tissue models in both liver and kidney fibrosis also represent key areas of client engagement. Other proof-of-concept research areas in recent years have included the gut, skin, hair follicle, and other undisclosed tissue programs.

Organovo’s initial therapeutics focus is on a series of genetic diseases, broadly known as Inborn Errors of Metabolism (“IEM’s”) where the patient liver exhibits a genetic abnormality blocking its ability to perform a basic metabolic function such as processing ammonia or generating a specific and necessary enzyme such as Alpha-1 antitrypsin. These deficiencies can lead to a dangerous accumulation of toxins and/or chronic damage that is often fatal if not addressed by ongoing medical care and an organ transplant. Our therapeutic strategy is to create small implantable tissue “patches”, NovoTissues®, which may one day postpone or prevent the need for a complete organ transplant. Our first IND program will target Alpha-1 antitrypsin deficiency. In December 2017, the FDA granted Organovo ODD for Alpha-1 antitrypsin deficiency, which confers certain regulatory access, streamlining, and financial benefits to our program. We expect to file our first IND by the end of calendar 2020, and we intend to develop additional IND track therapeutic programs utilizing our NovoTissues® to target other indications within this disease category.

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

Results of Operations

Comparison of the three months ended December 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended December 31, 2017 and 2016 (in thousands):

	Three months ended
	December 31,		Increase (decrease)
	2017	2016	$	%
Revenues	$1,153	$1,151	$2	0%
Cost of revenues	$192	$212	$(20)	(9%)
Research and development	$4,005	$5,024	$(1,019)	(20%)
Selling, general and administrative	$4,865	$5,546	$(681)	(12%)
Other income	$118	$51	$67	131%

Revenues

For the three months ended December 31, 2017, total revenue of $1.2 million was unchanged from the three months ended December 31, 2016. Product and service revenue of approximately $0.8 million for the three months ended December 31, 2017 increased 19% from the prior-year period. This increase was primarily driven by an increase in contracts for our bioprinted liver tissue disease modeling research services and increased sales of primary human cell and tissue products, which offset a reduction in contracts for our liver tissue toxicology research services. Collaboration revenue and licensing revenue decreased by $0.4 million as compared to the three months ended December 31, 2016 due to the absence of revenue from a collaboration agreement that was completed in fiscal 2017. Grant revenue increased by more than $0.2 million for the three months ended December 31, 2017 due to the commencement of research under our National Institutes of Health (“NIH”) grant during the second quarter of fiscal 2018.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.2 million for the three months ended December 31, 2017, unchanged from the three months ended December 30, 2016. The lack of increase was primarily due to a higher mix of sales from higher margin primary human cell and tissue products over the prior year period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended December 31, 2017 and 2016 (in thousands):

	Three months ended		Three months ended		Increase (decrease)
	December 31, 2017	% of total	December 31, 2016	% of total	$	%
Research and development	$3,632	91%	$4,429	88%	$(797)	(18%)
Non-cash stock-based compensation	$211	5%	$444	9%	$(233)	(52%)
Depreciation and amortization	$162	4%	$151	3%	$11	7%
Total research and development expenses	$4,005	100%	$5,024	100%	$(1,019)	(20%)

Research and development expenses were approximately $4.0 million, a decrease of $1.0 million, or 20%, from the prior year period. The decrease was primarily due to a $0.7 million decrease in personnel related costs and a $0.5 million reduction in lab supply costs, which offset a $0.1 million increase in facilities costs. The decrease in personnel related costs was driven by a reduction in staffing from the Company’s restructuring, a reduction of incentive compensation costs, and a reduction of stock-based compensation. The Company’s average full-time research and development staff decreased from an average of seventy-eight full-time employees for the three months ended December 31, 2016 to an average of sixty-five full-time employees for the three months ended December 31, 2017.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended December 31, 2017 and 2016 (in thousands):

	Three months ended		Three months ended		Increase (decrease)
	December 31, 2017	% of total	December 31, 2016	% of total	$	%
Selling, general and administrative	$3,671	75%	$3,801	69%	$(130)	(3%)
Non-cash stock-based compensation	$1,040	21%	$1,574	28%	$(534)	(34%)
Depreciation and amortization	$154	3%	$171	3%	$(17)	(10%)
Total selling, general and administrative expenses	$4,865	100%	$5,546	100%	$(681)	(12%)

For the three months ended December 31, 2017, selling, general and administrative expenses were approximately $4.9 million, a decrease of $0.7 million, or 12%, over the prior year period of approximately $5.5 million. This decrease was largely due to a decrease in personnel related costs of $0.5 million and a decrease in other corporate costs of $0.2 million. The decrease in personnel related costs was driven by a $0.5 million reduction in stock-based compensation expense resulting from the departures of two executives and our former Chairman of the Board of Directors and from the reduction in the Company’s share price, a $0.4 million reduction in the Company’s incentive compensation cost, and a $0.3 million reduction in other personnel costs, which more than offset a $0.8 million increase in severance costs related to the Company’s restructuring plan. The Company’s average selling, general and administrative headcount was thirty-two full-time employees for the three months ended December 31, 2017 compared to thirty-six full-time in the prior year period.

Other Income (Expense)

Other income was approximately $0.1 million for the three months ended December 31, 2017, and consisted primarily of interest income. For the three months ended December 31, 2016, other income of less than $0.1 million consisted primarily of interest income. Interest income increased from the same period of fiscal 2017 due to higher average yields on short-term investment balances.

Comparison of the nine months ended December 31, 2017 and 2016

The following table summarizes our results of operations for the nine months ended December 31, 2017 and 2016 (in thousands):

	Nine months ended
	December 31,		Increase (decrease)
	2017	2016	$	%
Revenues	$3,498	$3,418	$80	2%
Cost of revenues	$747	$773	$(26)	(3%)
Research and development	$13,982	$14,012	$(30)	(0%)
Selling, general and administrative	$16,457	$16,520	$(63)	(0%)
Other income	$334	$120	$214	178%

Revenues

For the nine months ended December 31, 2017, total revenue of $3.5 million was up $0.1 million, or 2% over the nine months ended December 31, 2016. Product and service revenue of approximately $2.7 million for the nine months ended December 31, 2017 increased 14% over the nine months ended December 31, 2016. This increase was driven by an increase in sales of primary human cell and tissue products by our Samsara Sciences subsidiary and contracts for our bioprinted liver tissue disease modeling research services, which more than offset the reduction in contracts for our bioprinted liver tissue toxicology research services. Collaboration and licensing revenue decreased $0.6 million as compared to the nine months ended December 31, 2016 due to the absence of revenues from a collaboration agreement that was completed in fiscal 2017. Grant revenue increased by $0.4 million in the nine months ended December 31, 2017 due to the commencement of research under our National Institutes of Health (“NIH”) grant during the fiscal 2018 period.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.7 million for the nine months ended December 31, 2017, down from $0.8 million for the nine months ended December 31, 2016.

The reduction was primarily due to a higher mix of sales of higher margin primary human cell and tissue products over the prior year period.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended December 31, 2017 and 2016 (in thousands):

	Nine months ended		Nine months ended		Increase (decrease)
	December 31, 2017	% of total	December 31, 2016	% of total	$	%
Research and development	$12,559	90%	$12,384	88%	$175	1%
Non-cash stock-based compensation	$926	7%	$1,232	9%	$(306)	(25%)
Depreciation and amortization	$497	3%	$396	3%	$101	26%
Total research and development expenses	$13,982	100%	$14,012	100%	$(30)	(0%)

Research and development expenses were approximately $14.0 million for the nine months ended December 31, 2017, unchanged from the prior year period, as a $0.5 million increase in allocated facilities costs and a $0.2 million increase in outside services costs related to our preclinical therapeutic program were offset by a $0.5 million decrease in personnel related costs and a $0.2 million decrease in materials costs. The reduction in personnel related costs was primarily due to a reduction in stock-based compensation costs and incentive compensation costs as well as a decrease in full-time research and development staff from an average of seventy-nine full-time employees for the nine months ended December 31, 2016 to an average of seventy-four full-time employees for the nine months ended December 31, 2017.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended December 31, 2017 and 2016 (in thousands):

	Nine months ended		Nine months ended		Increase (decrease)
	December 31, 2017	% of total	December 31, 2016	% of total	$	%
Selling, general and administrative	$11,316	69%	$11,784	71%	$(468)	(4%)
Non-cash stock-based compensation	$4,675	28%	$4,309	26%	$366	8%
Depreciation and amortization	$466	3%	$427	3%	$39	9%
Total selling, general and administrative expenses	$16,457	100%	$16,520	100%	$(63)	(0%)

For the nine months ended December 31, 2017, selling, general and administrative expenses were approximately $16.5 million, unchanged from the prior year period as a $0.7 million increase in personnel related costs and a $0.2 million increase in consulting and outside services costs were offset by a $0.6 million decrease in legal costs and a $0.3 million decrease in facilities costs. The increase in personnel related costs was driven by a $0.8 million increase in severance costs related to the Company’s restructuring plan and a $0.4 million increase in stock-based compensation expense driven by new restricted share grants, which more than offset a $0.5 million decrease in incentive compensation costs. The Company’s average selling, general and administrative headcount was thirty-five full-time employees in each of the first nine months of fiscal 2018 and fiscal 2017.

Other Income (Expense)

Other income was approximately $0.3 million for the nine months ended December 31, 2017, and consisted primarily of interest income. For the nine months ended December 31, 2016, other income of $0.1 million consisted primarily of interest income. Interest income increased from the same period of fiscal 2017 due to higher average yields on short-term investment balances.

Financial Condition, Liquidity and Capital Resources

The Company has primarily devoted its efforts to developing and commercializing a platform technology to produce and study living tissues that emulate key aspects of human biology and disease, raising capital and building infrastructure.

As of December 31, 2017, the Company had cash and cash equivalents of approximately $47.3 million and an accumulated deficit of $226.7 million. The Company also had negative cash flow from operations of $23.2 million during the nine months ended December 31, 2017. At March 31, 2017, the Company had cash and cash equivalents of approximately $62.8 million and an accumulated deficit of $199.3 million.

At December 31, 2017, the Company had total current assets of approximately $50.3 million and current liabilities of approximately $4.3 million, resulting in working capital of $46.0 million. At March 31, 2017, the Company had total current assets of approximately $65.1 million and current liabilities of approximately $6.0 million, resulting in working capital of $59.1 million.

The following table sets forth a summary of the primary sources and uses of cash for the nine months ended December 31, 2017 and 2016 (in thousands):

	Nine months ended
	December 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(23,246)	$(21,959)
Investing activities	$(160)	$(1,109)
Financing activities	$7,995	$30,983
Effect of currency exchange rate	$(2)	$(10)
Net increase (decrease) in cash and cash equivalents	$(15,413)	$7,905

Operating activities

Net cash used by operating activities for the nine months ended December 31, 2017 was approximately $23.2 million as compared to $22.0 million used in operating activities for the nine months ended December 31, 2016. This $1.2 million increase in operating cash usage can be attributed primarily to a $2.5 million increase in working capital, which offset a decrease in cash operating expenses.

Investing activities

Net cash used in investing activities was approximately $0.2 million and $1.1 million for the nine months ended December 31, 2017 and 2016, respectively. This decrease can be attributed to reduced capital spending, partially offset by an investment in patent related intangible assets during the nine months ended December 31, 2017.

Financing activities

Net cash provided by financing activities was approximately $8.0 million during the nine months ended December 31, 2017 due primarily to the $7.1 million net proceeds raised from the sale of common stock in “at-the-market” offerings and approximately $0.9 million through stock option exercises and employee stock purchases. Net cash provided by financing activities was approximately $31.0 million during the nine months ended December 31, 2016 due primarily to net proceeds of $25.7 million and $4.5 million, respectively, through the Company’s secondary offering and the sale of common stock in “at-the-market” offerings, as well as approximately $0.6 million through stock option exercises. The Company intends to use these net proceeds for general corporate purposes, including research and development, the commercialization of its products, general administrative expenses, working capital and capital expenditures.

Operations funding requirements

Through December 31, 2017, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and from revenue derived from grants and royalty payments, collaborative agreements, product sales and research-based services. Based on our current operating plan and available cash resources, we have sufficient resources to fund our ongoing operations as currently planned for at least the next twelve months from the financial statement issuance date.

The Company will need additional capital to further fund the development and commercialization of its proprietary platform technology to produce and study living tissues that emulate key aspects of human biology and disease that can be used to facilitate drug discovery and development, as well as of its therapeutic tissues focusing on critical unmet medical needs in the liver disease space.

We intend to cover our future operating expenses through cash on hand, revenue derived from research service agreements, product sales, collaborative agreements, grants and license payments, and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

The Company has an effective shelf registration statement on Form S-3 (File No. 333-202382), or the 2015 Shelf, that expires on March 17, 2018. As of December 31, 2017, the Company is authorized to offer and sell under the 2015 Shelf, in one or more offerings, common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or units compromised one or more of the other securities. On July 20, 2016, the Company filed a prospectus supplement to the 2015 Shelf to move from an expiring shelf registration statement the remaining $26.6 million of common stock that previously could have been sold in ATM offerings pursuant to an equity offering sales agreement it had entered into with an investment banking firm in December 2014. During the nine months ended December 31, 2017, the Company sold 3,793,758 shares of common stock in ATM offerings, with net proceeds of approximately $7.1 million, leaving an additional $14.6 million that can be raised through this ATM program.

Based on its use of the 2015 Shelf through December 31, 2017, the Company can offer an aggregate of $104.3 million in future offerings under the 2015 Shelf, including its ATM program, prior to its expiration date on March 17, 2018.

Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs or relinquish rights to our technology on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we continue to raise additional funds from the issuance of equity securities, there will be substantial dilution to our existing stockholders. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of December 31, 2017, the Company had 109,322,626 total issued and outstanding shares of common stock, and five-year warrants for the opportunity to purchase an additional 220,000 shares of common stock at exercise prices between $6.84 and $7.62 per share.

In addition, the Company’s 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of its outstanding common stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 17,553,986 shares of its common stock, to executive officers, directors, advisory board members, employees and consultants. The Company has also issued time-based and performance-based inducement awards under the Incentive Award Agreements for up to 2,297,034 shares of its common stock. Additionally, 1,500,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans and the 2016 Employee Stock Purchase Plan total 128,014,104 shares of common stock out of the 150,000,000 shares of common stock authorized for issuance as of December 31, 2017.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant contractual obligations and related scheduled payments as of December 31, 2017 (in thousands):

	Total	2018	2019 to 2020	2021 to 2022	2023 and thereafter
Operating lease obligations (A)	$4,497	$388	$2,538	$1,571	$—
Total	$4,497	$388	$2,538	$1,571	$—

(A)	Operating lease obligations are primarily comprised of remaining payments due under the Company’s facility leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are comprised of cash and cash equivalents. We currently do not hedge interest rate exposure. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We have limited foreign currency risk exposure as our business operates primarily in U.S. dollars. We do not have any significant foreign currency or other derivative financial instruments.

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

ORGANOVO HOLDINGS, INC.

Date: February 8, 2018	By:	/s/ Taylor Crouch
	Name:	Taylor Crouch
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: February 8, 2018	By:	/s/ Craig Kussman
	Name:	Craig Kussman
	Title:	Chief Financial Officer (Principal Financial Officer)