Form 10-Q
period 2018-09-30
ORGANOVO HOLDINGS, INC.
filed 2018-11-08
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 1, 2018, a total of 115,890,335 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	September 30, 2018	March 31, 2018
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$37,355	$43,726
Accounts receivable	475	883
Grant receivable	453	145
Inventory, net	1,036	842
Prepaid expenses and other current assets	798	1,164
Total current assets	40,117	46,760
Fixed assets, net	2,236	2,788
Restricted cash	127	127
Other assets, net	145	152
Total assets	$42,625	$49,827
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$449	$464
Accrued expenses	2,026	3,341
Deferred revenue	619	668
Deferred rent	197	185
Total current liabilities	3,291	4,658
Deferred revenue, net of current portion	—	19
Deferred rent, net of current portion	464	564
Total liabilities	3,755	5,241
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 115,200,421 and 111,032,957 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	115	111
Additional paid-in capital	286,128	278,595
Accumulated deficit	(247,373)	(234,120)
Total stockholders’ equity	38,870	44,586
Total Liabilities and Stockholders’ Equity	$42,625	$49,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues
Products and services	$493	$946	$1,039	$1,890
Collaborations and licenses	42	260	85	306
Grants	408	149	508	149
Total Revenues	943	1,355	1,632	2,345
Cost of revenues	125	254	245	555
Research and development expenses	3,187	4,944	6,566	9,977
Selling, general and administrative expenses	3,640	5,736	8,407	11,592
Total costs and expenses	6,952	10,934	15,218	22,124
Loss from Operations	(6,009)	(9,579)	(13,586)	(19,779)
Other Income (Expense)
Gain (loss) on fixed asset disposals	—	—	2	—
Interest income	172	118	334	216
Total Other Income	172	118	336	216
Income Tax Expense	—	—	(3)	—
Net Loss	$(5,837)	$(9,461)	$(13,253)	$(19,563)
Currency Translation Adjustment	$—	$—	$—	$(11)
Comprehensive Loss	$(5,837)	$(9,461)	$(13,253)	$(19,574)
Net loss per common share—basic and diluted	$(0.05)	$(0.09)	$(0.12)	$(0.19)
Weighted average shares used in computing net loss per common share—basic and diluted	113,993,237	106,297,699	112,732,767	105,497,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities
Net loss	$(13,253)	$(19,563)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of fixed assets	(2)	—
Depreciation and amortization	570	647
Stock-based compensation	2,553	4,350
Increase (decrease) in cash resulting from changes in:
Accounts receivable	408	(386)
Grants receivable	(308)	(149)
Inventory	(194)	54
Prepaid expenses and other assets	366	210
Accounts payable	(15)	(694)
Accrued expenses	(1,315)	(1,280)
Deferred revenue	(68)	81
Deferred rent	(88)	(72)
Net cash used in operating activities	(11,346)	(16,802)
Cash Flows From Investing Activities
Purchases of fixed assets	(11)	(56)
Proceeds from disposals of fixed assets	2	—
Purchases of intangible assets	—	(70)
Net cash used in investing activities	(9)	(126)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	5,129	4,135
Employee taxes paid related to net share settlement of equity awards	(145)	(51)
Proceeds from exercise of stock options	—	825
Net cash provided by financing activities	4,984	4,909
Net decrease in cash, cash equivalents, and restricted cash	(6,371)	(12,019)
Cash, cash equivalents, and restricted cash at beginning of period	43,853	62,878
Cash, cash equivalents, and restricted cash at end of period	$37,482	$50,859

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	37,355	50,732
Restricted cash	127	127
Total cash, cash equivalent and restricted cash	37,482	50,859

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$3	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Nature of operations

Organovo Holdings, Inc., (“Organovo Holdings,” and collectively with its subsidiaries, “the Company”) is a biotechnology company pioneering a unique set of therapeutic and drug profiling capabilities based on its revolutionary ability to 3D bioprint liver tissues that emulate human biology and disease. The Company is developing its in vivo liver tissues to treat a range of life-threatening, orphan diseases, for which there are limited treatment options other than organ transplantation. The Company’s program focused on an orphan disease known as Alpha-1-antitrypsin deficiency (“A1AT”), received the U.S. Food and Drug Administration’s (“FDA”) orphan drug designation in December 2017 and is targeted for an Initial New Drug Application (“IND”) filing in calendar-year 2020. Organovo Holdings is also capitalizing on its foundational ability to characterize highly specialized human cells and to build robust, functional human tissues by creating a range of novel in vitro disease modeling platforms, including a broad set of non-alcoholic fatty liver disease (“NAFLD”) and non-alcoholic steatohepatitis (“NASH”) conditions.

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

Liquidity

As of September 30, 2018, the Company had cash, cash equivalents, and restricted cash of approximately $37.5 million, consisting of cash and cash equivalents of $37.4 million and restricted cash of $0.1 million. The restricted cash was pledged as collateral for two letters of credit the Company is required to maintain as security deposits under the terms of the leases of its facilities. The Company had an accumulated deficit of approximately $247.4 million. The Company also had negative cash flows from operations of approximately $11.3 million during the six months ended September 30, 2018.

Through September 30, 2018, the Company has financed its operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the six months ended September 30, 2018, the Company issued 3,762,130 shares of its common stock through its ATM facility and received net proceeds of approximately $5.1 million.

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2018 and March 31, 2018, the Company had approximately $619,000 and $687,000, respectively, in deferred revenue related to its research service agreements, collaborative agreements, and licenses within the scope of Topic 606. In the six months ended September 30, 2018 the Company recognized revenue on approximately $93,000 that had been recorded as deferred revenue at March 31, 2018.

Effective April 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, the Company recognizes revenue when (or as) the promised services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. To determine revenue recognition for arrangements the Company concludes are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, the Company assesses the goods or services promised within each contract, assesses whether each promised good or service is distinct and identifies those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Service revenues

The Company’s service-based business, Organovo, Inc., utilizes its NovoGen® bioprinting platform to provide customers access to its highly specialized tissues that model human biology and disease, and to in vitro testing services based on that technology. These contracts with customers contain multiple performance obligations including: (i) bioprinting tissues for the customer, (ii) reporting the results of tests performed on the printed tissues pursuant to the agreed upon work plan through exposure of the tissue to various factors (including the customer’s proprietary compound), and (iii) delivering specific byproduct study materials, which are satisfied, respectively, at each of the following points in time: (i) upon completion of manufacturing of the bioprinted tissue for the customer, (ii) upon delivery of the report on tests performed on the tissue, and (iii) upon making certain study materials generated from the aforementioned testing process available to the customer. The customer does not have access or control of any performance obligation prior to the point in time of full completion of the corresponding performance satisfying event as defined above. Furthermore, although the service can be customized for each customer, it is not so highly customized as to not have an alternative use either to other customers or to the Company without significant economic consequences or rework. Accordingly, the Company’s service-based business utilizes point-in-time recognition under Topic 606.

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

For the six months ended September 30, 2018, all collaborations and licenses revenue was within the scope of Topic 606 and recognized accordingly. See “Note 4. Collaborative Research, Development, and License Agreements” for more information on the Company’s collaborative agreements.

Grant revenue

In July 2017, the National Institutes of Health (“NIH”) awarded the Company a “Research and Development” grant totaling approximately $1,657,000 of funding over three years. The Company has concluded this government grant is not within the scope of Topic 606, as government entities do not meet the definition of a “customer” as defined by Topic 606, as there is not considered to be a transfer of control of goods or services to the government entity funding the grant. Additionally, the Company has concluded this government grant does meet the definition of a contribution and is a non-reciprocal transaction, however, Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition does not apply, as the Company is a business entity and the grant is with a governmental agency.

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

Revenue recognized under this grant was approximately $408,000 and $508,000 for the three and six months ended September 30, 2018, respectively. Revenue recognized under this grant was approximately $149,000 for the three and six months ended September 30, 2017.

Cost of revenues

The Company reported approximately $0.1 million and $0.2 million in cost of revenues for the three and six months ended September 30, 2018, respectively. The Company reported approximately $0.3 million and $0.6 million in cost of revenues for the three and six months ended September 30, 2017, respectively. Cost of revenues consists of costs related to manufacturing and delivering product and service revenue.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and six months ended September 30, 2018 or 2017, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share were approximately 17.8 million at September 30, 2018, and 15.4 million at September 30, 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard clarifies the presentation of restricted cash and cash equivalents and requires companies to include restricted cash and cash equivalents in the beginning and ending balances of cash and cash equivalents on the statement of cash flows. The standard also requires additional disclosures to describe the amount and detail of the restriction by balance sheet line item. The new standard was effective for the Company on April 1, 2018. The Company adopted this standard using the retrospective transition method by restating its condensed consolidated statements of cash flows to include restricted cash of $0.1 million in the beginning and ending cash, cash equivalents, and restricted cash balance. Net cash flows for the six months ended September 30, 2017, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

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

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect public companies. The 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”). The 2017 Act will also impact estimates of a company’s deferred tax assets and liabilities. The Company is currently in the early stages of evaluating the financial statement impact of the 2017 Act. Based on initial assessments, the Company expects significant adjustments to its gross deferred tax assets and liabilities; however, it also expects to record a corresponding offset to its estimated full valuation allowance against its net deferred tax assets, which should result in minimal net effect to its provision for income taxes. In accordance with SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), the Company anticipates a minimal impact to its financial statements.

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

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Research and development	$229	$384	$431	$715
General and administrative	$1,045	$1,914	$2,122	$3,635
Total	$1,274	$2,298	$2,553	$4,350

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2018 was approximately $10,231,536 and the weighted average period over which these grants are expected to vest is 3.14 years.

The total unrecognized compensation cost related to unvested restricted stock units (not including performance-based restricted stock units) as of September 30, 2018 was approximately $4,585,160, which will be recognized over a weighted average period of 2.82 years.

The total unrecognized compensation cost related to unvested performance-based restricted stock units as of September 30, 2018 was approximately $166,075, which will be recognized over a weighted average period of 1.98 years.

The total unrecognized stock-based compensation cost related to unvested employee stock purchase plan shares as of September 30, 2018 was approximately $14,000, which will be recognized over a period of 5 months.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Dividend yield	—	—	—	—
Volatility	73.19%	70.97%	72.98%	76.58%
Risk-free interest rate	2.74%	1.78%	2.75%	1.81%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$0.73	$1.25	$0.84	$1.73

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the Company’s ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Dividend yield	—	—	—	—
Volatility	61.35 - 80.23%	43.03 - 74.70%	61.35 - 80.23%	43.03 - 74.70%
Risk-free interest rate	1.85 - 2.29%	0.79 - 1.10%	1.85 - 2.29%	0.79 - 1.10%
Expected term	6 months	6 months	6 months	6 months
Grant date fair value	$0.30 - $0.45	$0.52 - $1.04	$0.30 - $0.45	$0.52 - $1.04

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

On July 26, 2018, the Company filed an amendment to its certificate of incorporation to increase the number of authorized shares of common stock to 200,000,000 shares.

During the three and six months ended September 30, 2018, the Company issued 1,676,590 and 3,762,130 shares of common stock, respectively, for net proceeds of $2.1 million and $5.1 million, respectively, in at-the-market offerings under the 2018 Sales Agreement. During the three and six months ended September 30, 2017, the Company issued 398,728 and 1,538,217 shares of common stock, respectively, for net proceeds of $1.0 million and $4.0 million, respectively, under the 2014 Sales Agreement.

As of September 30, 2018, the Company has sold an aggregate of 3,762,130 shares of common stock in at-the-market offerings under the 2018 Sales Agreement, with net proceeds of approximately $5.1 million. Based on these sales, the Company cannot raise more than an aggregate of $94.8 million in future offerings under the 2018 Shelf, including the $44.8 million remaining available for future issuance through its at-the-market program under the 2018 Sales Agreement. The Company intends to use the net proceeds raised through any at-the-market sales for general corporate purposes, general administrative expenses, and working capital and capital expenditures.

Restricted stock units

On August 15, 2018 in connection with the appointment of a new Chief Medical Officer (“CMO”), the Company allocated 160,714 Restricted Stock Units (“RSUs”) outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan.

A summary of the Company’s restricted stock unit (not including performance-based restricted stock units) activity from March 31, 2018 through September 30, 2018 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2018	2,035,345	$2.89
Granted	1,759,520	$1.18
Vested	(412,368)	$2.63
Cancelled / forfeited	(772,732)	$2.38
Unvested at September 30, 2018	2,609,765	$1.94

Performance-based restricted stock units

On April 24, 2017, in connection with the appointment of a new Chief Executive Officer (“CEO”), the Company allocated 208,822 Performance-Based Restricted Stock Units (“PBRSUs”) outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards are generally consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On August 23, 2017, the Board of Directors formally approved the vesting criteria for the PBRSUs allocated by the Company on April 24, 2017. The units are divided into five separate tranches each with independent vesting criteria. The first four tranches have performance criteria related to annual revenue goals with measurement at the end of fiscal year 2018 (20 percent), fiscal year 2019 (20 percent), fiscal year 2020 (20 percent), and fiscal year 2021 (20 percent). The fifth tranche has a performance metric related to a path to profitability goal measured as Negative Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) achievable at any point between the grant date and the end of fiscal year 2020 (20 percent). The number of units that ultimately vest for each tranche will range from 0 percent to 120 percent of the target amount, not to exceed 208,822 in aggregate. As of September 30, 2018, 100% of the Negative Adjusted EBITDA tranche had vested and the additional 20% overachievement is expected to vest in a future year. As of September 30, 2018, no other tranches are currently expected to vest in fiscal year 2019.

The grant date fair values of the PBRSU was $393,000 of which one-fifth is being recognized over each tranches’ service period. The Company began recording stock-based compensation expense for these tranches after the August 23, 2017 grant date when the financial performance goals were established and approved.

A summary of the Company’s performance-based restricted stock unit activity from March 31, 2018 through September 30, 2018 is as follows:

	Number of Shares	Maximum Number of Shares Eligible to be Issued	Weighted Average Price
Unvested at March 31, 2018	167,058	200,470	$1.88
Granted	—	—	$—
Vested	(41,764)	(41,764)	$1.88
Cancelled / forfeited	—	—	$—
Unvested at September 30, 2018	125,294	158,706	$1.88

Stock options

On April 24, 2017, in connection with the appointment of a new CEO, the Company granted 2,088,212 stock options outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While granted outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On August 15, 2018 in connection with the appointment of a new CMO, the Company allocated 974,694 stock options outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. These stock options vest over a four-year period, with a quarter of the option shares vesting on the one-year anniversary of the vesting commencement date and the remaining options shares vesting in equal quarterly installments over the next 12 quarterly periods.

A summary of the Company’s stock option activity from March 31, 2018 to September 30, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2018	10,132,312	$4.01	$591,082
Options granted	7,947,694	$1.29	$—
Options cancelled / forfeited	(3,246,759)	$5.12	$—
Options exercised	—	$—	$—
Outstanding at September 30, 2018	14,833,247	$2.31	$769,236
Vested and Exercisable at September 30, 2018	4,904,840	$3.66	$665,745

The weighted average remaining contractual term of options exercisable and outstanding at September 30, 2018 was approximately 6.05 years.

Employee Stock Purchase Plan

The Company reserved 1,500,000 shares of common stock for issuance under the ESPP. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to the lower of $25,000 per employee per year or 10,000 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At September 30, 2018, there were 1,230,735 shares available for purchase under the ESPP.

Warrants

The following table summarizes warrant activity for the six months ended September 30, 2018:

	Warrants	Weighted Average Exercise Price
Balance at March 31, 2018	220,000	$7.19
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Balance at September 30, 2018	220,000	$7.19

The warrants outstanding at September 30, 2018 are exercisable at prices between $6.84 and $7.62 per share and have a weighted average remaining term of approximately 0.71 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at September 30, 2018:

Common stock warrants outstanding	220,000
Common stock options outstanding under the 2008 Plan	622,192
Common stock options outstanding and reserved under the 2012 Plan	11,148,149
Common stock reserved under the 2012 Plan	11,042,706
Common stock reserved under the 2016 Employee Stock Purchase Plan	1,230,735
Restricted stock units outstanding under the 2012 Plan	2,449,051
Common stock options outstanding and reserved under the Incentive Award Agreement	3,062,906
Restricted stock units outstanding under the Incentive Award Agreement	160,714
Performance-based restricted stock units outstanding under the Incentive Award Agreement	158,706
Total at September 30, 2018	30,095,159

Note 4. Collaborative Research, Development, and License Agreements

In April 2015, the Company entered into a research collaboration agreement with a third party to develop custom tissue models for fixed fees. No revenue was recorded under this agreement during the three and six months ended September 30, 2018. Collaboration revenue of $150,000 was recorded for the three and six months ended September 30, 2017. The Company completed its obligations under this agreement in September 2017.

Also in April 2015, the Company entered into a multi-year research agreement with a third party to develop multiple custom tissue models for use in drug development. No revenue was recorded under this agreement during the three and six months ended September 30, 2018 and 2017.

In June 2016, the Company entered into a collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen® Bioprinter at the university for the purpose of developing bioprinted tissues for skeletal disease research. The Company received an up-front payment in June 2016, which was initially recorded as deferred revenue. No revenue was recorded under this agreement during the three and six months ended September 30, 2018. Revenue of $18,000 and $35,000 was recorded under this agreement during the three and six months ended September 30, 2017, respectively. The Company does not anticipate recording any further revenue under this agreement.

In December 2016, the Company signed another collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen® Bioprinter at the university for the purpose of developing an architecturally correct kidney for potential therapeutic applications. The Company received up-front payments in January and March 2017, which were initially recorded as deferred revenue. Revenue of $10,000 and $19,000 was recorded under this agreement for the three and six months ended September 30, 2018, respectively. Revenue of $9,000 and $19,000 has been recorded under this agreement for the three and six months ended September 30, 2017, respectively.

In April 2017, the Company signed a collaborative non-exclusive research affiliation with a university, under which the Company received a one-time non-refundable payment toward the placement of a NovoGen® Bioprinter at the university for the purpose of specific research projects mutually agreed upon by the university and the Company in the field of volumetric muscle loss. The Company received an up-front payment in May 2017, which was initially recorded as deferred revenue. Revenue of approximately $14,000 and $29,000 has been recorded under this agreement for the three and six months ended September 30, 2018, respectively. Revenue of approximately $14,000 has been recorded under this agreement for the three and six months ended September 30, 2017, beginning subsequent to the installation of the printer in July 2017. In addition, during April 2017, the Company signed a non-exclusive patent license agreement with the university including an annual fee of $75,000 for each of the two years for the license to the Company patents for research use limited to the field of volumetric muscle loss. The Company received the first annual payment of $75,000 in April 2017 and the second annual payment of $75,000 in April 2018, which were initially recorded as deferred revenue. Revenue of $19,000 and $38,000 has been recorded under this agreement for the three and six months ended September 30, 2018, respectively. Revenue of $18,750 and $37,500 was recorded under this agreement for the three and six months ended September 30, 2017, respectively.

In September 2017, the Company entered into an agreement with a company, under which the Company received a one-time non-refundable payment of $50,000 for limited use of a Company patent in reference to four bioprinters developed and placed at research and academic facilities. The Company recorded no revenue under this agreement for the three and six months ended September 30, 2018. The Company recorded $50,000 for the three and six months ended September 30, 2017.

Note 5. Commitments and Contingencies

Operating leases

Since July 2012, the Company has leased its main facilities at 6275 Nancy Ridge Drive, San Diego, California 92121. The lease, as amended in 2013, 2015 and 2016, consists of approximately 45,580 rentable square feet containing laboratory, clean room and office space. Monthly rental payments are currently approximately $120,000 per month with 3% annual escalators. The lease for 14,685 of the total rentable square footage was amended to accelerate the expiration date from December 15, 2018 to October 31, 2018 . The remainder of the total rentable square footage under the lease expires on September 1, 2021, unless the Company exercises its option to terminate the lease on or after September 1, 2019 with 9 months prior written notice.

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

Rent expense was approximately $326,000 and $651,000 for the three and six months ended September 30, 2018, respectively, and $365,000 and $731,000 for the three and six months ended September 30, 2017, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2018, are as follows (in thousands):

Fiscal year ended March 31, 2019	$565,411
Fiscal year ended March 31, 2020	1,073,027
Fiscal year ended March 31, 2021	1,104,070
Fiscal year ended March 31, 2022	467,594
Fiscal year ended March 31, 2023	—
Thereafter	—
Total	$3,210,102

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. The Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of September 30, 2018.

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

In August 2017, the Company entered into a services agreement with Cirius Therapeutics, Inc. (“Cirius”), an entity for which Robert Baltera, Jr., a director of the Company, serves as Chief Executive Officer. Under this agreement and its amendments, the Company has provided ExVive™ Liver Tissue Services for Cirius in the amount of $255,000 to date, of which $52,000 and $94,000 was recognized as revenue in the three and six months ended September 30, 2018, respectively. The Company has provided ExVive™ Liver Tissue Services for Cirius in the amount of $50,000 in the three and six months ended September 30, 2017. The agreement contains an additional $27,000 of ExVive™ Liver Tissue Services to be completed in the third quarter of Fiscal 2019.

During the fiscal year, the Company sold study materials and products to Viscient Biosciences (“Viscient”), an entity which Keith Murphy, a former director and Chief Executive Officer of the Company, serves as Chief Executive Officer. Viscient purchased study materials from Organovo in the amount of $2,000 to date, pursuant to the terms of a Quote which was entered into on September 11, 2018, of which $2,000 was recognized as revenue in the three and six months ended September 30, 2018. Viscient also purchased primary human cell-based products from our subsidiary, Samsara, in the amount of $3,000 to date, pursuant to the terms of multiple Quotes entered into throughout the fiscal year, of which $1,000 and $3,000 was recognized as revenue in the three and six months ended September 30, 2018, respectively. There were no sales to Viscient during the three and six months ended September 30, 2017. Subsequent to September 30, 2018, Viscient executed a Quote to purchase an RNAseq data set and primary human cell-based products from Samsara in the amount of $130,000 which will be recognized in the third quarter of Fiscal 2019.

Note 8. Subsequent Events

Between October 1, 2018 and the date of filing, the Company issued 741,298 shares of its common stock pursuant to its at-the-market (“ATM”) facility for net proceeds of approximately $0.8 million.

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

Overview

We are a biotechnology company pioneering a unique set of therapeutic and drug profiling capabilities based on our revolutionary ability to 3D bioprint liver tissues that emulate human biology and disease. We are developing our in vivo liver tissues to treat a range of life-threatening, orphan diseases, for which there are limited treatment options other than organ transplantation. Our program focused on an orphan disease known as Alpha-1-antitrypsin deficiency (“A1AT”), received the U.S. Food and Drug Administration’s (“FDA”) orphan drug designation in December 2017 and is targeted for an Initial New Drug Application (“IND”) filing in calendar-year 2020.  We are also capitalizing on our foundational ability to characterize highly specialized human cells and to build robust, functional human tissues by creating a range of novel in vitro disease modeling platforms, including a broad set of non-alcoholic fatty liver disease (“NAFLD”) and non-alcoholic steatohepatitis (“NASH”) conditions.

We aim to generate revenue through product sales and fee-based service agreements and collaborations for our invitro tissues to provide a portion of the required cash flow to support our therapeutics development program. Our in vitro and in vivo tissues are both built upon the same proprietary 3D bioprinting technology and our highly specialized primary human cells, providing valuable synergies in advancing each of our businesses. We are striving to change the face of medicine by enabling more relevant and translational drug discovery and by launching novel approaches to treating disease.

In the near-term, we will focus on several value-driving inflection points including:

•	Holding a pre-IND meeting with the FDA for our first liver therapeutic tissue indication and commencing IND-enabling studies;
•

Pursuing orphan designation for a second rare disease indication, which we expect to receive in the first half of calendar 2019; Generate revenue to support its therapeutic research mission through client agreements aimed at developing its NASH profiling platform;

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

•

Achieving key FDA designations associated with tissue-based approaches that address serious unmet medical needs in orphan disease indications, which can include Regenerative Medicine Advanced Therapy (“RMAT”), Orphan Disease, Fast Track and Breakthrough designations;

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three months ended
	September 30,		Increase (decrease)
	2018	2017	$	%
Revenues	$943	$1,355	$(412)	(30%)
Cost of revenues	$125	$254	$(129)	(51%)
Research and development	$3,187	$4,944	$(1,757)	(36%)
Selling, general and administrative	$3,640	$5,736	$(2,096)	(37%)
Other income	$172	$118	$54	46%

Revenues

For the three months ended September 30, 2018, total revenue was $0.9 million, a decrease of $0.4 million or 30% from the three months ended September 30, 2017. Product and service revenue of approximately $0.5 million for the three months ended September 30, 2018 decreased 48% from the prior-year period. This decrease was primarily driven by fewer contracts for liver tissue research services. Collaboration revenue and licensing revenue of less than $0.1 million for the three months ended September 30, 2018 decreased 84% from the prior-year period due to the absence of revenue from both a collaboration agreement that concluded, and a one-time license fee that was recorded during the second quarter of fiscal 2018. Grant revenue increased by approximately $0.3 million for the three months ended September 30, 2018 due to a higher level of activity under our National Institutes of Health (“NIH”) grant during the second quarter of fiscal 2019.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.1 million for the three months ended September 30, 2018, compared to $0.3 million for the three months ended September 30, 2017. The decrease was primarily due to lower sales from liver tissue research services versus the prior year period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2018 and 2017 (in thousands):

	Three months ended		Three months ended		Increase (decrease)
	September 30, 2018	% of total	September 30, 2017	% of total	$	%
Research and development	$2,818	89%	$4,396	89%	$(1,578)	(36%)
Non-cash stock-based compensation	$229	7%	$384	8%	$(155)	(40%)
Depreciation and amortization	$140	4%	$164	3%	$(24)	(15%)
Total research and development expenses	$3,187	100%	$4,944	100%	$(1,757)	(36%)

Research and development expenses were approximately $3.2 million, a decrease of $1.8 million, or 36%, from the prior year period. The decrease was primarily due to a $1.0 million decrease in personnel related costs, a $0.5 million decrease in lab services and supply costs, and a $0.3 million decrease in all other costs. The decrease in personnel related costs was driven by a reduction in staffing from the Company’s restructuring and a reduction of stock-based compensation. The Company’s average full-time research and development staff decreased from an average of seventy-eight full-time employees for the three months ended September 30, 2017 to an average of forty-five full-time employees for the three months ended September 30, 2018.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 (in thousands):

	Three months ended		Three months ended		Increase (decrease)
	September 30, 2018	% of total	September 30, 2017	% of total	$	%
Selling, general and administrative	$2,453	67%	$3,655	64%	$(1,202)	(33%)
Non-cash stock-based compensation	$1,045	29%	$1,914	33%	$(869)	(45%)
Depreciation and amortization	$142	4%	$167	3%	$(25)	(15%)
Total selling, general and administrative expenses	$3,640	100%	$5,736	100%	$(2,096)	(37%)

For the three months ended September 30, 2018, selling, general and administrative expenses were approximately $3.6 million, a decrease of $2.1 million, or 37%, over the prior year period of approximately $5.7 million. This decrease was largely due to a $1.8 million decrease in personnel related costs, and a $0.3 million decrease in consulting costs. The decrease in personnel related costs was driven by a reduction in staffing from our restructuring. Our average selling, general and administrative headcount was twenty-three full-time employees for the three months ended September 30, 2018 compared to thirty-six full-time employees in the prior year period.

Other Income (Expense)

Other income was approximately $0.2 million for the three months ended September 30, 2018 and consisted primarily of interest income. For the three months ended September 30, 2017, other income of approximately $0.1 million consisted primarily of interest income. Interest income increased from the same period of fiscal 2018 due to higher average yields on short-term investment balances.

Comparison of the six months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended September 30, 2018 and 2017 (in thousands):

	Six months ended
	September 31,		Increase (decrease)
	2018	2017	$	%
Revenues	$1,632	$2,345	$(713)	(30%)
Cost of revenues	$245	$555	$(310)	(56%)
Research and development	$6,566	$9,977	$(3,411)	(34%)
Selling, general and administrative	$8,407	$11,592	$(3,185)	(27%)
Other income	$336	$216	$120	56%

Revenues

For the six months ended September 30, 2018, total revenue was $1.6 million, a decrease of $0.7 million or 30% from the six months ended September 30, 2017. Product and service revenue of approximately $1.0 million for the six months ended September 30, 2018 decreased 45% from the prior-year period. This decrease was primarily driven by fewer contracts for liver tissue research services, which was partially offset by higher sales of primary human liver cells. Collaboration revenue and licensing revenue of $0.1 million for the six months ended September 30, 2018 decreased 72% from the prior-year period due to the absence of revenue from both a collaboration agreement that concluded, and a one-time license fee that was recorded during the second quarter of fiscal 2018. Grant revenue increased by approximately $0.4 million for the six months ended September 30, 2018 due to a higher level of activity under our National Institutes of Health (“NIH”) grant during the second quarter of fiscal 2019.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.2 million for the six months ended September 30, 2018, compared to $0.6 million for the six months ended September 30, 2017. The decrease was primarily due to lower sales from liver tissue research services versus the prior year period.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended September 30, 2018 and 2017 (in thousands):

	Six months ended		Six months ended		Increase (decrease)
	September 30, 2018	% of total	September 30, 2017	% of total	$	%
Research and development	$5,853	89%	$8,927	90%	$(3,074)	(34%)
Non-cash stock-based compensation	$431	7%	$715	7%	$(284)	(40%)
Depreciation and amortization	$282	4%	$335	3%	$(53)	(16%)
Total research and development expenses	$6,566	100%	$9,977	100%	$(3,411)	(34%)

Research and development expenses were approximately $6.6 million, a decrease of $3.4 million, or 34%, from the prior year period. The decrease was primarily due to a $1.8 million decrease in personnel related costs, a $1.0 million decrease in lab services and supply costs, a $0.4 million decrease in facilities and allocated overhead costs, and a $0.2 million decrease in all other costs. The decrease in personnel related costs was driven by a reduction in staffing from our restructuring and a reduction of stock-based compensation. Our average full-time research and development staff decreased from an average of seventy-eight full-time employees for the six months ended September 30, 2017 to an average of forty-seven full-time employees for the six months ended September 30, 2018.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended September 30, 2018 and 2017 (in thousands):

	Six months ended		Six months ended		Increase (decrease)
	September 30, 2018	% of total	September 30, 2017	% of total	$	%
Selling, general and administrative	$5,997	72%	$7,645	66%	$(1,648)	(22%)
Non-cash stock-based compensation	$2,122	25%	$3,635	31%	$(1,513)	(42%)
Depreciation and amortization	$288	3%	$312	3%	$(24)	(8%)
Total selling, general and administrative expenses	$8,407	100%	$11,592	100%	$(3,185)	(27%)

For the six months ended September 30, 2018, selling, general and administrative expenses were approximately $8.4 million, a decrease of $3.2 million, or 27%, over the prior year period of approximately $11.6 million. This decrease was largely due to a $2.7 million decrease in personnel related costs, a $0.6 million decrease in consulting costs, and a $0.3 million decrease in other costs, which offset a $0.4 million increase in facilities and allocated overhead costs. The decrease in personnel related costs was driven by a reduction in staffing from our restructuring. Our average selling, general and administrative headcount was twenty-four full-time employees for the six months ended September 30, 2018 compared to thirty-six full-time employees in the prior year period.

Other Income (Expense)

Other income was approximately $0.3 million for the six months ended September 30, 2018 and consisted primarily of interest income. For the six months ended September 30, 2017, other income of approximately $0.2 million consisted primarily of interest income. Interest income increased from the same period of fiscal 2018 due to higher average yields on short-term investment balances.

Financial Condition, Liquidity and Capital Resources

We have primarily devoted our efforts to developing and commercializing a platform technology to produce and study living tissues that emulate key aspects of human biology and disease, raising capital and building infrastructure.

As of September 30, 2018, we had cash and cash equivalents of approximately $37.4 million and an accumulated deficit of $247.4 million. We also had negative cash flow from operations of $11.4 million during the six months ended September 30, 2018. At March 31, 2018, we had cash and cash equivalents of approximately $43.7 million and an accumulated deficit of $234.1 million.

At September 30, 2018, we had total current assets of approximately $40.1 million and current liabilities of approximately $3.3 million, resulting in working capital of $36.8 million. At March 31, 2018, we had total current assets of approximately $46.8 million and current liabilities of approximately $4.7 million, resulting in working capital of $42.1 million.

The following table sets forth a summary of the primary sources and uses of cash for the six months ended September 30, 2018 and 2017 (in thousands):

	Six months ended
	September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(11.4)	$(16.8)
Investing activities	$-	$(0.1)
Financing activities	$5.0	$4.9
Net increase (decrease) in cash and cash equivalents	$(6.4)	$(12.0)

Operating activities

Net cash used by operating activities for the six months ended September 30, 2018 was approximately $11.4 million as compared to $16.8 million used in operating activities for the six months ended September 30, 2017. This $5.4 million decrease in operating cash usage can be attributed primarily to a $4.4 million improvement in the net loss less depreciation and amortization and stock-based compensation, resulting from the Company’s restructuring and reduction of headcount, combined with a $1.0 million reduction in the change in working capital.

Investing activities

Net cash used in investing activities was less than $0.1 million and $0.1 million for the six months ended September 30, 2018 and 2017, respectively. This slight decrease can be attributed to reduced capital spending, combined with the absence of an investment in patent related intangible assets during the six months ended September 30, 2018.

Financing activities

Net cash provided by financing activities was approximately $5.0 million during the six months ended September 30, 2018 compared to $4.9 million during the six months ended September 30, 2017. Financing in both periods was driven by the sale of common stock through at-the-market (“ATM”) offerings.

Operations funding requirements

Through September 30, 2018, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and from revenue derived from grants and royalty payments, collaborative agreements, product sales and research-based services. Based on our current operating plan and available cash resources, we have sufficient resources to fund our ongoing operations as currently planned for at least the next twelve months.

We will need additional capital to further fund the development of our therapeutic tissues and the implementation of our business plan. We intend to cover our future operating expenses through cash on hand, revenue derived from research service agreements, product sales, grants, and collaborative research agreements and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. We have an effective shelf registration statement on Form S-3 (File No. 333-222929), or the 2018 Shelf, that registered $100,000,000 of common stock, preferred stock, warrants and units, or any combination of the foregoing, which expires on February 22, 2021. As of March 31, 2018, we are authorized to offer and sell under the 2018 Shelf, in one or more offerings, common stock, preferred stock, warrants to purchase common stock, preferred stock, or any combination of the foregoing, either individually or as units compromised one or more of the other securities. On March 16, 2018, we filed a prospectus supplement to the 2018 Shelf to register the sale of up to $50.0 million of shares of our common stock that may be issued in at-the-market offerings pursuant to an equity offering sales agreement we entered into with two investment banking firms as of the same date. During the six months ended September 30, 2018, we sold 3,762,130 shares of common stock in at-the-market offerings, with net proceeds of approximately $5.1 million under the 2018 Shelf. Based on our use of the 2018 Shelf through September 30, 2018, we can offer an aggregate of $94.8 million in future offerings under the 2018 Shelf, including the $44.8 million remaining available for future issuance through its at-the-market program, prior to its expiration date on February 22, 2021.

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

As of September 30, 2018, we had 115,200,421 total issued and outstanding shares of common stock, and five-year warrants to purchase an additional 220,000 shares of common stock at exercise prices between $6.84 and $7.62 per share.

In addition, our 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding common stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 28,553,986 shares of our common stock, of which 11,042,706 shares remain available for issuance as of September 30, 2018, to executive officers, directors, advisory board members, employees and consultants. We have also issued time-based and performance-based inducement awards under the Incentive Award Agreements for up to 3,382,326 shares of our common stock. Additionally, 1,500,000 shares of common stock have been reserved for issuance under our 2016 Employee Stock Purchase Plan. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans and the 2016 Employee Stock Purchase Plan total 145,295,580 shares of common stock out of the 200,000,000 shares of common stock authorized for issuance as of September 30, 2018.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant contractual obligations and related scheduled payments as of September 30, 2018 (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (A)	$565,411	$2,177,097	$467,594	$—
Total	$565,411	$2,177,097	$467,594	$—

(A)	Operating lease obligations are primarily comprised of remaining payments due under our facility leases.

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

ORGANOVO HOLDINGS, INC.

Date: November 8, 2018	By:	/s/ Taylor Crouch
	Name:	Taylor Crouch
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Craig Kussman
	Name:	Craig Kussman
	Title:	Chief Financial Officer (Principal Financial Officer)