Form 10-Q
period 2018-12-31
ORGANOVO HOLDINGS, INC.
filed 2019-02-07
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 1, 2019, a total of 119,493,341 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share data)

	December 31, 2018	March 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$35,224	$43,726
Accounts receivable	547	883
Grant receivable	124	145
Inventory, net	1,049	842
Prepaid expenses and other current assets	527	1,164
Total current assets	37,471	46,760
Fixed assets, net	1,946	2,788
Restricted cash	127	127
Other assets, net	141	152
Total assets	$39,685	$49,827
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$647	$464
Accrued expenses	2,156	3,341
Deferred revenue	580	668
Deferred rent	27	185
Total current liabilities	3,410	4,658
Deferred revenue, net of current portion	—	19
Deferred rent, net of current portion	600	564
Total liabilities	4,010	5,241
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 117,769,919 and 111,032,957 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	118	111
Additional paid-in capital	289,329	278,595
Accumulated deficit	(253,772)	(234,120)
Total stockholders’ equity	35,675	44,586
Total Liabilities and Stockholders’ Equity	$39,685	$49,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Revenues
Products and services	$670	$832	$1,709	$2,722
Collaborations and licenses	43	61	128	367
Grants	66	260	574	409
Total Revenues	779	1,153	2,411	3,498
Cost of revenues	136	192	381	747
Research and development expenses	3,782	4,005	10,348	13,982
Selling, general and administrative expenses	3,387	4,865	11,794	16,457
Total costs and expenses	7,305	9,062	22,523	31,186
Loss from Operations	(6,526)	(7,909)	(20,112)	(27,688)
Other Income (Expense)
Gain (loss) on fixed asset disposals	(65)	—	(63)	—
Interest income	192	118	526	334
Total Other Income	127	118	463	334
Income Tax Expense	—	—	(3)	—
Net Loss	$(6,399)	$(7,791)	$(19,652)	$(27,354)
Currency Translation Adjustment	$—	$(2)	$—	$(2)
Comprehensive Loss	$(6,399)	$(7,793)	$(19,652)	$(27,356)
Net loss per common share—basic and diluted	$(0.06)	$(0.07)	$(0.17)	$(0.26)
Weighted average shares used in computing net loss per common share—basic and diluted	116,256,561	107,345,623	113,991,794	106,107,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2018	111,033	$111	$278,595	$(234,120)	$—	$44,586
Stock option exercises	622	1	49	—	—	50
Issuance of common stock under employee and director stock option, RSU, and purchase plans	554	1	(136)	—	—	(135)
Issuance of common stock from public offering	5,561	5	6,910	—	—	6,915
Stock-based compensation expense	—	—	3,911	—	—	3,911
Net loss	—	—	—	(19,652)	—	(19,652)
Balance at December 31, 2018 (Unaudited)	117,770	$118	$289,329	$(253,772)	$—	$35,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	Decemeber 31, 2018	December 31, 2017
Cash Flows From Operating Activities
Net loss	$(19,652)	$(27,354)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of fixed assets	63	—
Depreciation and amortization	824	962
Stock-based compensation	3,911	5,600
Increase (decrease) in cash resulting from changes in:
Accounts receivable	336	(527)
Grants receivable	21	(260)
Inventory	(207)	(55)
Prepaid expenses and other assets	637	253
Accounts payable	183	(719)
Accrued expenses	(1,185)	(1,293)
Deferred revenue	(107)	260
Deferred rent	(122)	(113)
Net cash used in operating activities	(15,298)	(23,246)
Cash Flows From Investing Activities
Purchases of fixed assets	(37)	(90)
Proceeds from disposals of fixed assets	3	—
Purchases of intangible assets	—	(70)
Net cash used in investing activities	(34)	(160)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	6,916	7,243
Employee taxes paid related to net share settlement of equity awards	(136)	(74)
Proceeds from exercise of stock options	50	826
Net cash provided by financing activities	6,830	7,995
Effect of currency exchange rate changes on cash and cash equivalents	—	(2)
Net decrease in cash, cash equivalents, and restricted cash	(8,502)	(15,413)
Cash, cash equivalents, and restricted cash at beginning of period	43,853	62,878
Cash, cash equivalents, and restricted cash at end of period	$35,351	$47,465
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$35,224	$47,338
Restricted cash	127	127
Total cash, cash equivalent and restricted cash	$35,351	$47,465
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$3	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Nature of operations

Organovo Holdings, Inc., (“Organovo Holdings,” and collectively with its subsidiaries, “the Company”) is a biotechnology company pioneering a unique set of therapeutic and drug profiling capabilities based on its revolutionary ability to 3D bioprint liver tissues that emulate human biology and disease. The Company is developing its in vivo liver tissues to treat end-stage liver disease and a select group of life-threatening, orphan diseases, for which there are limited treatment options other than organ transplantation. The Company’s program focused on an orphan disease known as Alpha-1-antitrypsin deficiency (“A1AT”), received the U.S. Food and Drug Administration’s (“FDA”) orphan drug designation in December 2017. The Company’s first Investigational New Drug Application (“IND”) filing is targeted for calendar-year 2020. Organovo Holdings is also capitalizing on its foundational ability to characterize highly specialized human cells and to build robust, functional human tissues by creating a range of novel in vitro disease modeling platforms, including a broad set of non-alcoholic fatty liver disease (“NAFLD”) and non-alcoholic steatohepatitis (“NASH”) conditions.

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

Liquidity

As of December 31, 2018, the Company had cash and cash equivalents of approximately $35.2 million and restricted cash of $0.1 million. The restricted cash was pledged as collateral for two letters of credit the Company is required to maintain as security deposits under the terms of the leases of its facilities. The Company had an accumulated deficit of approximately $253.8 million at December 31, 2018. The Company also had negative cash flows from operations of approximately $15.3 million during the nine months ended December 31, 2018.

Through December 31, 2018, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the nine months ended December 31, 2018, the Company issued 5,560,514 shares of its common stock through its ATM facility and received net proceeds of approximately $6.9 million.

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2018 and March 31, 2018, the Company had approximately $580,000 and $687,000, respectively, in deferred revenue related to its research service agreements, collaborative agreements, and licenses within the scope of Topic 606. In the nine months ended December 31, 2018 the Company recognized revenue on approximately $136,000 that had been recorded as deferred revenue at March 31, 2018.

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

For the nine months ended December 31, 2018, all collaborations and licenses revenue was within the scope of Topic 606 and recognized accordingly. See “Note 4. Collaborative Research, Development, and License Agreements” for more information on the Company’s collaborative agreements.

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

Revenue recognized under this grant was approximately $66,000 and $574,000 for the three and nine months ended December 31, 2018, respectively. Revenue recognized under this grant was approximately $260,000 and $409,000 for the three and nine months ended December 31, 2017, respectively.

Cost of revenues

The Company reported approximately $0.1 million and $0.4 million in cost of revenues for the three and nine months ended December 31, 2018, respectively. The Company reported approximately $0.2 million and $0.7 million in cost of revenues for the three and nine months ended December 31, 2017, respectively. Cost of revenues consists of costs related to manufacturing and delivering product and service revenue.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan, the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and nine months ended December 31, 2018 or 2017, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share were approximately 15.6 million at December 31, 2018, and 14.0 million at December 31, 2017.

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

Adoption of New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in GAAP, including most industry-specific guidance. The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard was originally effective for public companies for annual reporting periods beginning after December 15, 2016, with no early application permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date for all entities, with application permitted as of the original effective date. The standard allows for either a full retrospective or modified retrospective method of adoption. The Company adopted this standard on its effective date, April 1, 2018, under the modified retrospective method of adoption. Under this method, entities recognize the cumulative impact of applying the new standard at the date of adoption without restatement of prior periods presented. The cumulative effect of applying the new standard to contracts that were not completed as of April 1, 2018 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The new standard also requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. See “Note 2. Summary of Significant Accounting Policies” for further discussion. Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“Topic 605”). While results for reporting periods beginning after April 1, 2018 are presented under Topic 606, all prior period amounts are not adjusted and continue to be reported under the accounting standards in effect during these prior periods. The accounting policies for revenue recognition for periods prior to April 1, 2018 are described in “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. Adoption of this ASC did not have a material impact on the Company’s financial statements. Refer to the revenue recognition disclosure above.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard clarifies the presentation of restricted cash and cash equivalents and requires companies to include restricted cash and cash equivalents in the beginning and ending balances of cash and cash equivalents on the statement of cash flows. The standard also requires additional disclosures to describe the amount and detail of the restriction by balance sheet line item. The new standard was effective for the Company on April 1, 2018. The Company adopted this standard using the retrospective transition method by restating its condensed consolidated statements of cash flows to include restricted cash of $0.1 million in the beginning and ending cash, cash equivalents, and restricted cash balance. Net cash flows for the nine months ended December 31, 2017, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

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

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect public companies. The 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”). The 2017 Act will also impact estimates of a company’s deferred tax assets and liabilities. The Company has evaluated the financial statement impact of the 2017 Act and expects significant adjustments to its gross deferred tax assets and liabilities; however, it also expects to record a corresponding offset to its estimated full valuation allowance against its net deferred tax assets, which should result in minimal net effect to its provision for income taxes. In accordance with SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), the Company anticipates a minimal impact to its financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. This new guidance is effective for the Company on April 1, 2019. The requirements of ASU 2018-07 are not expected to have a significant impact on the Company’s financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. The amendments in this update provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The key improvements to GAAP for collaborative arrangements resulting from this amendment are to (i) clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit-of-account, (ii) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606, and (iii) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. This new guidance is effective for us on April 1, 2020. The Company is currently evaluating the impact that this guidance will have on its financial statements.

Note 3. Stockholders’ Equity

Stock-based compensation expense and valuation information

Stock-based awards include (i) stock options and (ii) restricted stock units under the 2012 Equity Incentive Plan (“2012 Plan”), (iii) stock options, (iv) restricted stock units, and (v) performance-based restricted stock units under an Incentive Award Performance-Based Restricted Stock Unit Agreement, and (vi) rights to purchase stock under the 2016 Employee Stock Purchase Plan (“ESPP”). The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Research and development	$249	$210	$679	$925
General and administrative	$1,109	$1,040	$3,232	$4,675
Total	$1,358	$1,250	$3,911	$5,600

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2018 was approximately $8,315,000 and the weighted average period over which these grants are expected to vest is 2.92 years.

The total unrecognized compensation cost related to unvested restricted stock units (not including performance-based restricted stock units) as of December 31, 2018 was approximately $3,660,000, which will be recognized over a weighted average period of 2.67 years.

The total unrecognized compensation cost related to unvested performance-based restricted stock units as of December 31, 2018 was approximately $144,000, which will be recognized over a weighted average period of 4.31 years.

The total unrecognized stock-based compensation cost related to unvested employee stock purchase plan shares as of December 31, 2018 was approximately $6,000, which will be recognized over a period of 2 months.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Dividend yield	—	—	—	—
Volatility	73.07%	80.71%	72.99%	76.86%
Risk-free interest rate	2.79%	2.15%	2.75%	1.81%
Expected life of options	6 years	6 years	6 years	6 years
Weighted average grant date fair value	$0.67	$1.04	$0.84	$1.73

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the Company’s ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Dividend yield	—	—	—	—
Volatility	80.23%	43.03%	61.35-80.23%	43.03 - 74.70%
Risk-free interest rate	2.29%	1.10%	1.85-2.29%	0.79 - 1.10%
Expected term	6 months	6 months	6 months	6 months
Grant date fair value	$0.45	$0.52	$0.30 - $0.45	$0.52 - $1.04

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

During the three and nine months ended December 31, 2018, the Company issued 1,798,384 and 5,560,514 shares of common stock, respectively, for net proceeds of $1.9 million and $6.9 million, respectively, in at-the-market offerings under the 2018 Sales Agreement. During the three and nine months ended December 31, 2017, the Company issued 2,255,541 and 3,793,758 shares of common stock, respectively, for net proceeds of $3.1 million and $7.1 million, respectively, under the 2014 Sales Agreement.

As of December 31, 2018, the Company has sold an aggregate of 5,560,514 shares of common stock in at-the-market offerings under the 2018 Sales Agreement, with net proceeds of approximately $6.9 million. Based on these sales, the Company cannot raise more than an aggregate of $92.9 million in future offerings under the 2018 Shelf, including the $42.9 million remaining available for future issuance through its at-the-market program under the 2018 Sales Agreement. The Company intends to use the net proceeds raised through any at-the-market sales for general corporate purposes, general administrative expenses, and working capital and capital expenditures.

Restricted stock units

On August 15, 2018, in connection with the appointment of a new Chief Medical Officer (“CMO”), the Company allocated 160,714 Restricted Stock Units (“RSUs”) outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan.

A summary of the Company’s restricted stock unit (not including performance-based restricted stock units) activity from March 31, 2018 through December 31, 2018 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2018	2,035,345	$2.89
Granted	1,906,402	$1.18
Vested	(595,163)	$2.48
Cancelled / forfeited	(1,080,456)	$2.35
Unvested at December 31, 2018	2,266,128	$1.82

Performance-based restricted stock units

On April 24, 2017, in connection with the appointment of a new Chief Executive Officer (“CEO”), the Company allocated 208,822 Performance-Based Restricted Stock Units (“PBRSUs”) outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards are generally consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On August 23, 2017, the Board of Directors formally approved the vesting criteria for the PBRSUs allocated by the Company on April 24, 2017. The units were initially divided into five separate tranches each with independent vesting criteria. The first four tranches had performance criteria related to annual revenue goals with measurement at the end of fiscal year 2018 (20 percent), fiscal year 2019 (20 percent), fiscal year 2020 (20 percent), and fiscal year 2021 (20 percent). The fifth tranche had a performance metric related to a path to profitability goal measured as Negative Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) achievable at any point between the grant date and the end of fiscal year 2020 (20 percent). The number of units that could ultimately vest for each tranche ranged from 0 percent to 120 percent of the target amount, not to exceed 208,822 in aggregate. Based on changes to the Company’s strategy, on December 12, 2018, the Board of Directors formally approved an amendment to the vesting criteria for the PBRSUs. As of December 31, 2018, 100% of the Negative Adjusted EBITDA tranche, or 41,764 shares had vested and 8,352 units had been forfeited. Based on the amendment to the vesting criteria, the remaining 158,706 units eligible to vest upon future performance were divided into three separate but equal tranches with independent vesting criteria based on the achievement of certain regulatory milestones. As of December 31, 2018, no tranches are currently expected to vest in fiscal year 2019.

Based on the amended PBRSU vesting terms, the modified grant date fair value of the PBRSUs is $165,000 of which one-third is being recognized over the expected service period of each tranche ending on April 23, 2023. The Company began recording stock-based compensation expense for the initial performance tranches after the August 23, 2017 grant date when the initial financial performance goals were established and approved and has modified its recording of compensation expense in accordance with the amended performance tranches beginning on December 12, 2018.

A summary of the Company’s performance-based restricted stock unit activity from March 31, 2018 through December 31, 2018 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2018	200,470	$1.88
Granted	—	$—
Vested	(41,764)	$1.88
Cancelled / forfeited	—	$—
Unvested at December 12, 2018	158,706	$1.88
Impact of modification	—	$(0.74)
Unvested at December 31, 2018	158,706	$1.04

Stock options

On April 24, 2017, in connection with the appointment of a new CEO, the Company granted 2,088,212 stock options outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While granted outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On August 15, 2018, in connection with the appointment of a new CMO, the Company allocated 974,694 stock options outside of the 2012 Plan. The Company intends for these to be “inducement awards” within the meaning of NASDAQ Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. These stock options vest over a four-year period, with a quarter of the option shares vesting on the one-year anniversary of the vesting commencement date and the remaining options shares vesting in equal quarterly installments over the next 12 quarterly periods.

A summary of the Company’s stock option activity from March 31, 2018 to December 31, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2018	10,132,312	$4.01	$591,082
Options granted	8,024,194	$1.29	$—
Options cancelled / forfeited	(4,496,763)	$4.21	$—
Options exercised	(622,192)	$0.08	$561,591
Outstanding at December 31, 2018	13,037,551	$2.45	$—
Vested and Exercisable at December 31, 2018	4,481,218	$4.06	$—

The weighted average remaining contractual term of options exercisable and outstanding at December 31, 2018 was approximately 5.55 years.

Employee Stock Purchase Plan

The Company reserved 1,500,000 shares of common stock for issuance under the ESPP. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to the lower of $25,000 per employee per year or 10,000 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At December 31, 2018, there were 1,230,735 shares available for purchase under the ESPP.

Warrants

The following table summarizes warrant activity for the nine months ended December 31, 2018:

	Warrants	Weighted Average Exercise Price
Balance at March 31, 2018	220,000	$7.19
Granted	—	$—
Exercised	—	$—
Cancelled	(75,000)	$7.36
Balance at December 31, 2018	145,000	$7.11

The warrants outstanding at December 31, 2018 are exercisable at prices between $6.84 and $7.62 per share and have a weighted average remaining term of approximately 0.78 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at December 31, 2018:

Common stock warrants outstanding	145,000
Common stock options outstanding and reserved under the 2012 Plan	9,974,645
Common stock reserved under the 2012 Plan	12,452,052
Common stock reserved under the 2016 Employee Stock Purchase Plan	1,230,735
Restricted stock units outstanding under the 2012 Plan	2,105,414
Common stock options outstanding and reserved under the Incentive Award Agreement	3,062,906
Restricted stock units outstanding under the Incentive Award Agreement	160,714
Performance-based restricted stock units outstanding under the Incentive Award Agreement	158,706
Total at December 31, 2018	29,290,172

Note 4. Collaborative Research, Development, and License Agreements

In April 2015, the Company entered into a research collaboration agreement with a third party to develop custom tissue models for fixed fees. No revenue was recorded under this agreement during the three and nine months ended December 31, 2018. Collaboration revenue of $0 and $150,000 was recorded for the three and nine months ended December 31, 2017, respectively. The Company completed its obligations under this agreement in September 2017.

Also in April 2015, the Company entered into a multi-year research agreement with a third party to develop multiple custom tissue models for use in drug development. No revenue was recorded under this agreement during the three and nine months ended December 31, 2018 and 2017.

In June 2016, the Company entered into a collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen® Bioprinter at the university for the purpose of developing bioprinted tissues for skeletal disease research. The Company received an up-front payment in June 2016, which was initially recorded as deferred revenue. No revenue was recorded under this agreement during the three and nine months ended December 31, 2018. Revenue of $18,000 and $53,000 was recorded under this agreement during the three and nine months ended December 31, 2017, respectively. The Company does not anticipate recording any further revenue under this agreement.

In December 2016, the Company signed another collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen® Bioprinter at the university for the purpose of developing an architecturally correct kidney for potential therapeutic applications. The Company received up-front payments in January and March 2017, which were initially recorded as deferred revenue. Revenue of $10,000 and $29,000 was recorded under this agreement for the three and nine months ended December 31, 2018, respectively. Revenue of $10,000 and $29,000 has been recorded under this agreement for the three and nine months ended December 31, 2017, respectively.

In April 2017, the Company signed a collaborative non-exclusive research affiliation with a university, under which the Company received a one-time non-refundable payment toward the placement of a NovoGen® Bioprinter at the university for the purpose of specific research projects mutually agreed upon by the university and the Company in the field of volumetric muscle loss. The Company received an up-front payment in May 2017, which was initially recorded as deferred revenue. Revenue of approximately $14,000 and $43,000 has been recorded under this agreement for the three and nine months ended December 31, 2018, respectively. Revenue of approximately $14,000 and $28,000 has been recorded under this agreement for the three and nine months ended December 31, 2017, respectively, beginning subsequent to the installation of the printer in July 2017. In addition, during April 2017, the Company signed a non-exclusive patent license agreement with the university including an annual fee of $75,000 for each of the two years for the license to the Company patents for research use limited to the field of volumetric muscle loss. The Company received the first annual payment of $75,000 in April 2017 and the second annual payment of $75,000 in April 2018, which were initially recorded as deferred revenue. Revenue of $18,000 and $56,000 has been recorded under this agreement for the three and nine months ended December 31, 2018 and 2017, respectively.

In September 2017, the Company entered into an agreement with a company, under which the Company received a one-time non-refundable payment of $50,000 for limited use of a Company patent in reference to four bioprinters developed and placed at research and academic facilities. The Company recorded no revenue under this agreement for the three and nine months ended December 31, 2018. The Company recorded $0 and $50,000 for the three and nine months ended December 31, 2017, respectively.

Note 5. Commitments and Contingencies

Operating leases

Since July 2012, the Company has leased its main facilities at 6275 Nancy Ridge Drive, San Diego, California 92121. The lease, as amended in 2013, 2015 and 2016, consists of approximately 45,580 rentable square feet containing laboratory, clean room and office space. Monthly rental payments are currently approximately $120,000 per month with 3% annual escalators. The lease for 14,685 of the total rentable square footage was amended to accelerate the expiration date from December 15, 2018 to October 31, 2018. On November 30, 2018, the Company agreed to extend the term for the remainder of the total rentable square footage under the lease from September 1, 2021 to September 1, 2024 in exchange for $500,000 of landlord funded tenant improvements and a rescission of its option to terminate the lease on or after September 1, 2019 with 9 months prior written notice.

The Company also previously leased a second facility from February 1, 2015 through January 31, 2018, consisting of 5,803 rentable square feet of office and lab space located at 6310 Nancy Ridge Drive, San Diego, California 92121, with a monthly rent of approximately $12,000 commencing on April 1, 2015, which increased be 3% each 12-month anniversary of the 36 month lease.

The Company records rent expense on a straight-line basis over the life of the leases and records the excess of expense over the amounts paid as deferred rent. In addition, one of the leases provides for certain improvements made for the Company’s benefit to be funded by the landlord. Such costs, totaling approximately $518,000 to date, have been capitalized as fixed assets and included in deferred rent. As a result of the Company’s lease amendment, which extends the term of the lease from August 31, 2021 to August 31, 2024, the landlord agreed to fund up to $500,000 in additional tenant improvements, which have not been capitalized or included in deferred rent.

Rent expense was approximately $264,000 and $915,000 for the three and nine months ended December 31, 2018, respectively, and $362,000 and $1,094,000 for the three and nine months ended December 31, 2017, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018, are as follows (in thousands):

Fiscal year ended March 31, 2019	$264,222
Fiscal year ended March 31, 2020	1,073,027
Fiscal year ended March 31, 2021	1,104,070
Fiscal year ended March 31, 2022	1,145,861
Fiscal year ended March 31, 2023	1,183,092
Thereafter	1,732,566
Total	$6,502,838

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. The Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of December 31, 2018.

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

In August 2017, the Company entered into a services agreement with Cirius Therapeutics, Inc. (“Cirius”), an entity for which Robert Baltera, Jr., a director of the Company, serves as Chief Executive Officer. Under this agreement and its amendments, the Company has provided ExVive™ Liver Tissue Services for Cirius in the amount of $281,000 to date, of which $26,000 and $120,000 was recognized as revenue in the three and nine months ended December 31, 2018, respectively. The Company has provided ExVive™ Liver Tissue Services for Cirius in the amount of $44,000 and $94,000 in the three and nine months ended December 31, 2017, respectively.

During the fiscal year, the Company sold study materials and products to Viscient Biosciences (“Viscient”), an entity which Keith Murphy, a former director and Chief Executive Officer of the Company, serves as Chief Executive Officer. Viscient purchased study materials from Organovo in the amount of $2,000 to date, pursuant to the terms of a Quote which was entered into on September 11,

2018, of which $0 and $2,000 was recognized as revenue in the three and nine months ended December 31, 2018. In November 2018, Viscient executed a Quote to purchase research services from Organovo in the amount of $142,000, which will be recognized in the first quarter of Fiscal 2020. Viscient also purchased primary human cell-based products from our subsidiary, Samsara, in the amount of $91,000 to date, pursuant to the terms of multiple Quotes entered into throughout the fiscal year, of which $88,000 and $91,000 was recognized as revenue in the three and nine months ended December 31, 2018, respectively. There were no sales to Viscient during the three and nine months ended December 31, 2017. In October 2018, Viscient executed a Quote to purchase additional primary human cell-based products from Samsara in the amount of $55,000 which will be recognized in the fourth quarter of Fiscal 2019 or the first quarter of Fiscal 2020.

Note 8. Subsequent Events

Between January 1, 2019 and the date of filing, the Company issued 1,723,422 shares of its common stock pursuant to its ATM facility for net proceeds of approximately $1.8 million.

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

Overview

We are a biotechnology company pioneering a unique set of therapeutic and drug profiling capabilities based on our revolutionary ability to 3D bioprint liver tissues that emulate human biology and disease. We are developing our in vivo liver tissues to treat end-stage liver disease and a select group of life-threatening, orphan diseases, for which there are limited treatment options other than organ transplantation. Our program focused on an orphan disease known as Alpha-1-antitrypsin deficiency (“A1AT”), received the U.S. Food and Drug Administration’s (“FDA”) orphan drug designation in December 2017. Our first Investigational New Drug Application (“IND”) filing is targeted for calendar-year 2020. We are also capitalizing on our foundational ability to characterize highly specialized human cells and to build robust, functional human tissues by creating a range of novel in vitro disease modeling platforms, including a broad set of non-alcoholic fatty liver disease (“NAFLD”) and non-alcoholic steatohepatitis (“NASH”) conditions.

We aim to generate revenue through product sales and fee-based service agreements and collaborations for our in vitro tissues to provide a portion of the required cash flow to support our therapeutics development program. Our in vitro and in vivo tissues are both built upon the same proprietary 3D bioprinting technology and our highly specialized primary human cells, providing valuable synergies in advancing each of our businesses. We are striving to change the face of medicine by enabling more relevant and translational drug discovery and by launching novel approaches to treating disease.

In the near-term, we will focus on several value-driving inflection points including:

•	Holding a pre-IND meeting with the FDA for our first liver therapeutic tissue indication and commencing IND-enabling studies in calendar-year 2019;
•

Complete proof-of-concept and preclinical studies supporting the use and further development of our therapeutic liver tissue to treat multiple end-stage liver diseases and a select group of life-threatening orphan diseases;

•	Generating revenue to support our therapeutic research mission through client agreements aimed at developing our NASH profiling platform and other applications of our in vitro tissue platform;
•	Growing our Samsara division’s cell-based product revenue, as well as continuing to generate revenue from grant and licensing agreements; and
•	Continuing to present and publish major scientific findings of our tissue platform.

Over the long-term, we will focus on achieving the following key milestones:

•

One or more successful IND submissions, leading to the initiation of Phase I clinical studies involving implantation and functional evaluation of our liver therapeutic tissue patch in target disease patients;

•

Achieving key FDA designations associated with tissue-based approaches that address serious unmet medical needs in end-stage liver disease and orphan disease indications, which can include Regenerative Medicine Advanced Therapy (“RMAT”), Orphan Disease, Fast Track and Breakthrough designations;

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

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, stock-based compensation expense, and the valuation allowance on deferred tax assets. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

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

Results of Operations

Comparison of the three months ended December 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended December 31, 2018 and 2017 (in thousands):

	Three months ended
	December 31,		Increase (decrease)
	2018	2017	$	%
Revenues	$779	$1,153	$(374)	(32%)
Cost of revenues	$136	$192	$(56)	(29%)
Research and development	$3,782	$4,005	$(223)	(6%)
Selling, general and administrative	$3,387	$4,865	$(1,478)	(30%)
Other income	$127	$118	$9	8%

Revenues

For the three months ended December 31, 2018, total revenue was $0.8 million, a decrease of $0.4 million, or 32%, from the three months ended December 31, 2017. Product and service revenues of approximately $0.7 million for the three months ended December 31, 2018 decreased 19% from the prior year period. These decreases were primarily driven by fewer contracts for liver tissue research services, which was partially offset by increased revenue from sales of primary human liver cells and related products. Collaboration revenue and licensing revenue of less than $0.1 million for the three months ended December 31, 2018 decreased 29% from the prior year period due to the absence of revenue from a collaboration agreement that concluded in the prior year. Grant revenue decreased by approximately $0.2 million for the three months ended December 31, 2018 due to a lower level of activity under our National Institutes of Health (“NIH”) grant during the third quarter of fiscal 2019.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.1 million for the three months ended December 31, 2018, compared to $0.2 million for the three months ended December 31, 2017. The decrease was primarily due to lower sales from liver tissue research services versus the prior year period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended December 31, 2018 and 2017 (in thousands):

	Three months ended		Three months ended		Increase (decrease)
	December 31, 2018	% of total	December 31, 2017	% of total	$	%
Research and development	$3,397	89%	$3,632	91%	$(235)	(6%)
Non-cash stock-based compensation	249	7%	211	5%	38	18%
Depreciation and amortization	136	4%	162	4%	(26)	(16%)
Total research and development expenses	$3,782	100%	$4,005	100%	$(223)	(6%)

Research and development expenses were approximately $3.8 million, a decrease of $0.2 million, or 6%, from the prior year period. The decrease was primarily due to a $0.2 million decrease in personnel related costs, which was driven by a reduction in staffing from the Company’s restructuring. The Company’s average full-time research and development staff decreased from an average of sixty-five full-time employees for the three months ended December 31, 2017 to an average of forty-six full-time employees for the three months ended December 31, 2018.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended December 31, 2018 and 2017 (in thousands):

	Three months ended		Three months ended		Increase (decrease)
	December 31, 2018	% of total	December 31, 2017	% of total	$	%
Selling, general and administrative	$2,161	64%	$3,671	76%	$(1,510)	(41%)
Non-cash stock-based compensation	1,109	33%	1,040	21%	69	7%
Depreciation and amortization	117	3%	154	3%	(37)	(24%)
Total selling, general and administrative expenses	$3,387	100%	$4,865	100%	$(1,478)	(30%)

For the three months ended December 31, 2018, selling, general and administrative expenses were approximately $3.4 million, a decrease of $1.5 million, or 30%, over the prior year period of approximately $4.9 million. This decrease was largely due to a $0.9 million decrease in personnel related costs, and a $0.4 million decrease in consulting costs. The decrease in personnel related costs was driven by a reduction in staffing from our restructuring. Our average selling, general and administrative headcount was twenty-two full-time employees for the three months ended December 31, 2018 compared to thirty-two full-time employees in the prior year period.

Other Income (Expense)

Other income was approximately $0.1 million for the three months ended December 31, 2018 and consisted of $0.2 million of interest income, which was offset by a $0.1 million loss on disposal of fixed assets. For the three months ended December 31, 2017, other income of approximately $0.1 million consisted primarily of interest income. Interest income increased from the same period of fiscal 2018 due to higher average yields on short-term investment balances.

Comparison of the nine months ended December 31, 2018 and 2017

The following table summarizes our results of operations for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine months ended
	December 31,		Increase (decrease)
	2018	2017	$	%
Revenues	$2,411	$3,498	$(1,087)	(31%)
Cost of revenues	$381	$747	$(366)	(49%)
Research and development	$10,348	$13,982	$(3,634)	(26%)
Selling, general and administrative	$11,794	$16,457	$(4,663)	(28%)
Other income	$463	$334	$129	39%

Revenues

For the nine months ended December 31, 2018, total revenue was $2.4 million, a decrease of $1.1 million, or 31%, from the nine months ended December 31, 2017. Product and service revenues of approximately $1.7 million for the nine months ended December 31, 2018 decreased 37% from the prior year period. These decreases were primarily driven by fewer contracts for liver tissue research services, which was partially offset by higher sales of primary human liver cells. Collaboration revenue and licensing revenue of $0.1 million for the nine months ended December 31, 2018 decreased 65% from the prior year period due to the absence of revenue from both a collaboration agreement that concluded, and a one-time license fee that was recorded during the second quarter of fiscal 2018. Grant revenue increased by approximately $0.2 million for the nine months ended December 31, 2018 due to a higher level of activity under our National Institutes of Health (“NIH”) grant during the second quarter of fiscal 2019.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was $0.4 million for the nine months ended December 31, 2018, compared to $0.7 million for the nine months ended December 31, 2017. The decrease was primarily due to lower sales from liver tissue research services versus the prior year period.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine months ended		Nine months ended		Increase (decrease)
	December 31, 2018	% of total	December 31, 2017	% of total	$	%
Research and development	$9,250	89%	$12,559	90%	$(3,309)	(26%)
Non-cash stock-based compensation	679	7%	926	7%	(247)	(27%)
Depreciation and amortization	419	4%	497	3%	(78)	(16%)
Total research and development expenses	$10,348	100%	$13,982	100%	$(3,634)	(26%)

Research and development expenses were approximately $10.3 million, a decrease of $3.6 million, or 26%, from the prior year period. The decrease was primarily due to a $2.0 million decrease in personnel related costs, a $1.0 million decrease in lab services and supply costs, a $0.5 million decrease in facilities and allocated overhead costs, and a $0.1 million decrease in all other costs. The decrease in personnel related costs was driven by a reduction in staffing from our restructuring and a reduction of stock-based compensation. Our average full-time research and development staff decreased from an average of seventy-four full-time employees for the nine months ended December 31, 2017 to an average of forty-seven full-time employees for the nine months ended December 31, 2018.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine months ended		Nine months ended		Increase (decrease)
	December 31, 2018	% of total	December 31, 2017	% of total	$	%
Selling, general and administrative	$8,158	70%	$11,316	69%	$(3,158)	(28%)
Non-cash stock-based compensation	3,232	27%	4,675	28%	(1,443)	(31%)
Depreciation and amortization	404	3%	466	3%	(62)	(13%)
Total selling, general and administrative expenses	$11,794	100%	$16,457	100%	$(4,663)	(28%)

For the nine months ended December 31, 2018, selling, general and administrative expenses were approximately $11.8 million, a decrease of $4.7 million, or 28%, over the prior year period of approximately $16.5 million. This decrease was largely due to a $3.7 million decrease in personnel related costs, a $1.0 million decrease in consulting costs, and a $0.4 million decrease in all other costs, which offset a $0.4 million increase in facilities and allocated overhead costs. The decrease in personnel related costs was driven by a reduction in staffing from our restructuring. Our average selling, general and administrative headcount was twenty-three full-time employees for the nine months ended December 31, 2018 compared to thirty-five full-time employees in the prior year period.

Other Income (Expense)

Other income was approximately $0.5 million for the nine months ended December 31, 2018 and consisted primarily of interest income. For the nine months ended December 31, 2017, other income of approximately $0.3 million consisted primarily of interest income. Interest income increased from the same period of fiscal 2018 due to higher average yields on short-term investment balances.

Financial Condition, Liquidity and Capital Resources

We have primarily devoted our efforts to developing and commercializing a platform technology to produce and study living tissues that emulate key aspects of human biology and disease, raising capital and building infrastructure.

As of December 31, 2018, we had cash and cash equivalents of approximately $35.2 million and an accumulated deficit of $253.8 million. We also had negative cash flow from operations of $15.3 million during the nine months ended December 31, 2018. At March 31, 2018, we had cash and cash equivalents of approximately $43.7 million and an accumulated deficit of $234.1 million.

At December 31, 2018, we had total current assets of approximately $37.5 million and current liabilities of approximately $3.4 million, resulting in working capital of $34.1 million. At March 31, 2018, we had total current assets of approximately $46.8 million and current liabilities of approximately $4.7 million, resulting in working capital of $42.1 million.

The following table sets forth a summary of the primary sources and uses of cash for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine months ended
	December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(15,298)	$(23,246)
Investing activities	(34)	(160)
Financing activities	6,830	7,995
Effect of currency exchange rate	—	(2)
Net decrease in cash, cash equivalents, and restricted cash	$(8,502)	$(15,413)

Operating activities

Net cash used by operating activities for the nine months ended December 31, 2018 was approximately $15.3 million as compared to $23.2 million used in operating activities for the nine months ended December 31, 2017. This $7.9 million decrease in operating cash usage can be attributed primarily to a $5.9 million improvement in the net loss less depreciation and amortization and stock-based compensation, resulting from the Company’s restructuring and reduction of headcount, combined with a $2.0 million reduction in the change in working capital.

Investing activities

Net cash used in investing activities was less than $0.1 million and $0.2 million for the nine months ended December 31, 2018 and 2017, respectively. This slight decrease can be attributed to reduced capital spending, combined with the absence of an investment in patent related intangible assets during the nine months ended December 31, 2018.

Financing activities

Net cash provided by financing activities was approximately $6.8 million during the nine months ended December 31, 2018 compared to $8.0 million during the nine months ended December 31, 2017. Financing in both periods was driven by the sale of common stock through at-the-market (“ATM”) offerings.

Operations funding requirements

Through December 31, 2018, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public and ATM offerings, and from revenue derived from grants and royalty payments, collaborative agreements, product sales and research-based services. Based on our current operating plan and available cash resources, we have sufficient resources to fund our ongoing operations as currently planned for at least the next twelve months.

We will need additional capital to further fund the development of our therapeutic tissues and the implementation of our business plan. We intend to cover our future operating expenses through cash on hand, revenue derived from research service agreements, product sales, grants, and collaborative research agreements and through the issuance of additional equity or debt securities. Depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. We have an effective shelf registration statement on Form S-3 (File No. 333-222929), or the 2018 Shelf, that registered $100,000,000 of common stock, preferred stock, warrants and units, or any combination of the foregoing, which expires on February 22, 2021. On March 16, 2018, we filed a prospectus supplement to the 2018 Shelf to register the sale of up to $50.0 million of shares of our common stock that may be issued in at-the-market offerings pursuant to an equity offering sales agreement we entered into with two investment banking firms as of the same date. During the nine months ended December 31, 2018, we sold 5,560,514 shares of common stock in at-the-market offerings, with net proceeds of approximately $6.9 million under the 2018 Shelf. Based on our use of the 2018 Shelf through December 31, 2018, we can offer an aggregate of $92.9 million in future offerings under the 2018 Shelf, including the $42.9 million remaining available for future issuance through its at-the-market program, prior to its expiration date on February 22, 2021.

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

As of December 31, 2018, we had 117,769,919 total issued and outstanding shares of common stock, and five-year warrants to purchase an additional 145,000 shares of common stock at exercise prices between $6.84 and $7.62 per share.

In addition, our 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding common stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 28,553,986 shares of our common stock, of which 12,452,052 shares remain available for issuance as of December 31, 2018, to executive officers, directors, advisory board members, employees and consultants. We have also issued time-based and performance-based inducement awards under the Incentive Award Agreements for up to 3,382,326 shares of our common stock. Additionally, 1,500,000 shares of common stock have been reserved for issuance under our 2016 Employee Stock Purchase Plan. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans and the 2016 Employee Stock Purchase Plan total 147,060,091 shares of common stock out of the 200,000,000 shares of common stock authorized for issuance as of December 31, 2018.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant contractual obligations and related scheduled payments as of December 31, 2018 (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (A)	$264,222	$2,177,097	$2,328,953	$1,732,566
Total	$264,222	$2,177,097	$2,328,953	$1,732,566

(A)	Operating lease obligations are primarily comprised of remaining payments due under our facility leases.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.1 to the February 2012 Form 8-K).

3.2	Bylaws of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.2 to the February 2012 Form 8-K).

3.3

Certificate of Amendment of Certificate of Incorporation of Organovo Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2018).

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

ORGANOVO HOLDINGS, INC.

Date: February 7, 2019	By:	/s/ Taylor Crouch
	Name:	Taylor Crouch
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: February 7, 2019	By:	/s/ Craig Kussman
	Name:	Craig Kussman
	Title:	Chief Financial Officer (Principal Financial Officer)