Form 10-Q
period 2019-09-30
ORGANOVO HOLDINGS, INC.
filed 2019-11-07
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, a total of 130,434,904 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$30,350	$36,477
Accounts receivable	619	503
Grant receivable	—	55
Inventory, net	351	490
Prepaid expenses and other current assets	1,394	1,049
Total current assets	32,714	38,574
Fixed assets, net	758	1,832
Restricted cash	79	79
Operating lease right-of-use assets	4,089	—
Other assets, net	131	138
Total assets	$37,771	$40,623
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$152	$628
Accrued expenses	1,932	2,549
Deferred revenue	—	525
Deferred rent	—	35
Operating lease liability, current portion	1,038	—
Total current liabilities	3,122	3,737
Deferred rent, net of current portion	—	588
Operating lease liability, net of current portion	3,576	—
Total liabilities	6,698	4,325
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 130,434,904 and 124,015,429 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	130	124
Additional paid-in capital	304,315	296,929
Accumulated deficit	(273,372)	(260,755)
Total stockholders’ equity	31,073	36,298
Total Liabilities and Stockholders’ Equity	$37,771	$40,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Products and services	$1,221	$493	$1,827	$1,039
Collaborations and licenses	9	42	19	85
Grants	—	408	52	508
Total Revenues	1,230	943	1,898	1,632
Cost of revenues	264	125	315	245
Research and development expenses	1,445	3,187	5,268	6,566
Selling, general and administrative expenses	6,348	3,640	9,663	8,407
Total costs and expenses	8,057	6,952	15,246	15,218
Loss from Operations	(6,827)	(6,009)	(13,348)	(13,586)
Other Income (Expense)
Gain on fixed asset disposals	85	—	86	2
Interest income	183	172	380	334
Other Income (Expense)	267	—	267	—
Total Other Income	535	172	733	336
Income Tax Expense	(2)	—	(2)	(3)
Net Loss	$(6,294)	$(5,837)	$(12,617)	$(13,253)
Comprehensive Loss	$(6,294)	$(5,837)	$(12,617)	$(13,253)
Net loss per common share—basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.12)
Weighted average shares used in computing net loss per common share—basic and diluted	130,357,184	113,993,237	128,615,615	112,732,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Six Months Ended September 30, 2018
			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2018	111,033	$111	$278,595	$(234,120)	$—	$44,586
Issuance of common stock under employee and director stock option, RSU, and purchase plans	200	—	(103)	—	—	(103)
Issuance of common stock from public offering, net	2,085	2	3,008	—	—	3,010
Stock-based compensation expense	—	—	1,279	—	—	1,279
Net loss	—	—	—	(7,416)		(7,416)
Balance at June 30, 2018 (Unaudited)	113,318	$113	$282,779	$(241,536)	$—	$41,356
Issuance of common stock under employee and director stock option, RSU, and purchase plans	205	—	3	—	—	3
Issuance of common stock from public offering, net	1,677	2	2,072	—	—	2,074
Stock-based compensation expense	—	—	1,274	—	—	1,274
Net loss	—	—	—	(5,837)		(5,837)
Balance at September 30, 2018 (Unaudited)	115,200	$115	$286,128	$(247,373)	$—	$38,870

	Three and Six Months Ended September 30, 2019
			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2019	124,015	$124	$296,929	$(260,755)	$—	$36,298
Issuance of common stock under employee and director stock option, RSU, and purchase plans	177	—	(52)	—	—	(52)
Issuance of common stock from public offering, net	6,087	6	4,990	—	—	4,996
Stock-based compensation	—	—	1,220	—	—	1,220
Net loss	—	—	—	(6,323)	—	(6,323)
Balance at June 30, 2019 (Unaudited)	130,279	$130	$303,087	$(267,078)	$—	$36,139
Issuance of common stock under employee and director stock option, RSU, and purchase plans	156	—	(8)	—	—	(8)
Stock-based compensation	—	—	1,236	—	—	1,236
Net loss	—	—	—	(6,294)	—	(6,294)
Balance at September 30, 2019 (Unaudited)	130,435	$130	$304,315	$(273,372)	$—	$31,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities
Net loss	$(12,617)	$(13,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of fixed assets	(85)	(2)
Depreciation and amortization	379	570
Stock-based compensation	2,456	2,553
Inventory write-off	214	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(116)	408
Grants receivable	55	(308)
Inventory	(75)	(194)
Prepaid expenses and other assets	415	366
Accounts payable	(476)	(15)
Accrued expenses	(617)	(1,315)
Deferred revenue	(525)	(68)
Deferred rent	—	(88)
Operating lease right-of-use assets and liabilities, net	(98)	—
Net cash used in operating activities	(11,090)	(11,346)
Cash Flows From Investing Activities
Purchases of fixed assets	—	(11)
Proceeds from disposals of fixed assets	27	2
Net cash provided by (used in) investing activities	27	(9)
Cash Flows From Financing Activities
Proceeds from issuance of common stock and exercise of warrants, net	4,996	5,129
Employee taxes paid related to net share settlement of equity awards	(60)	(145)
Net cash provided by financing activities	4,936	4,984
Net decrease in cash, cash equivalents, and restricted cash	(6,127)	(6,371)
Cash, cash equivalents, and restricted cash at beginning of period	36,556	43,853
Cash, cash equivalents, and restricted cash at end of period	$30,429	$37,482
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$30,350	$37,355
Restricted cash	79	127
Total cash, cash equivalent and restricted cash	$30,429	$37,482
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Nature of operations

Organovo Holdings, Inc. (“Organovo Holdings,” “we,” “us,” “our,” “the Company” and “our Company”) is a biotechnology company that has focused on pioneering the development of bioprinted human tissues that emulate human biology and disease. In August 2019, after a rigorous assessment of the Company’s lead liver therapeutic tissue program following completion of various preclinical studies, the Company’s Board of Directors (the “Board”) concluded that the variability of biological performance and related duration of potential benefits presented development challenges and lengthy redevelopment timelines that no longer supported an attractive opportunity for the Company and its stockholders. Furthermore, the Board deemed the stage of development of the Company’s other therapeutic pipeline assets, including stem cell based tissue programs, to be too premature to potentially reach IND filing status within an acceptable investment horizon and with the Company’s available resources. As a result, the Company suspended all development of its lead program and all other related pipeline development activity and engaged a financial advisory firm to explore its strategic alternatives, including evaluating a range of ways to generate value from the Company’s technology platform and intellectual property, its commercial and development capabilities, its listing on the Nasdaq Stock Market, and its remaining financial assets. These strategic alternatives may include possible mergers and business combinations, sales of part or all of the Company’s assets, and licensing arrangements. In connection with this process, the Company also implemented various restructuring steps to manage its resources and extend its cash runway, including halting all commercial activities, except for sales of primary human cells out of inventory, negotiating an exit from its long-term facility lease, selling various assets, and reducing its workforce to the minimum level necessary to explore and support these strategic alternatives.

This strategic alternatives process is both active and ongoing, and includes a range of interactions with potential transaction counterparties, including both potential merger transactions, sales of the Company’s inventory and assets and potential licensing arrangements. We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term. Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all. Additionally, any transaction we consummate may offer limited value for our existing business and proprietary technology and may not enhance stockholder value or provide the expected benefits. Based on our current plans and available resources, we believe that we can maintain our current operations for at least the next 12 months, however, if we are unable to successfully complete a strategic transaction or secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may elect to cease our operations altogether.

As the Company continues to pursue and evaluate its strategic alternatives and reorganizes its operational capacity, its operations and the trends and risks that apply to its business have changed from those that are described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. Prior to August 2019, its business and historical operating results were based on its past operational contract services model and therapeutic tissue development programs which are not indicative of future results. In the event that the Company does engage in one or more strategic transactions, it is possible that the value realized by its stockholders in such transactions might be significantly less than the $31.1 million of stockholders’ equity recorded on its condensed consolidated financial statements as of September 30, 2019 for a number of factors, risks and uncertainties, including the fact that the Company will continue to realize a net loss through the closing of such a transaction.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at March 31, 2019 is derived from the Company’s audited consolidated balance sheet at that date.

The unaudited condensed consolidated financial statements include the accounts of Organovo Holdings and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, as filed with the Securities and Exchange Commission (“SEC”). Operating results for interim periods are not necessarily indicative of operating results for the Company’s fiscal year ending March 31, 2020 (see “Note 1. Description of Business”).

Liquidity

As of September 30, 2019, the Company had cash and cash equivalents of approximately $30.4 million and restricted cash of approximately $0.1 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease of its facilities. The Company had an accumulated deficit of approximately $273.4 million at September 30, 2019. The Company also had negative cash flows from operations of approximately $11.1 million during the six months ended September 30, 2019.

Through September 30, 2019, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the three and six months ended September 30, 2019, the Company issued 0 and 6,087,382 shares of its common stock through its ATM facility and received net proceeds of approximately $0 and $5.0 million, respectively.

As we explore various strategic alternatives, we have taken steps to manage our resources and extend our cash runway including halting all commercial activities except for sales of primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling various assets, and reducing our workforce to the minimum level necessary to explore and support these strategic alternatives. As a result, the Company terminated the employment of 46 employees, or 79% of its workforce and recorded a restructuring charge in the fiscal second quarter of approximately $2.5 million, primarily related to employee severance and benefits costs, of which $1.7 million was paid out during the fiscal second quarter and the remainder is anticipated to be paid out during the fiscal third quarter.

The Company currently expects further restructuring actions tied to progress made on the strategic alternatives process, which could lead to an additional $3.1 million of severance and benefits costs that would be incurred and paid on or prior to a possible strategic transaction, of which $0.4 million is expected to be incurred during the Company’s fiscal third quarter, with the remainder to be incurred upon closing of a strategic transaction. As a result, absent any further impact from asset sales or merger related costs or other costs incurred from other strategic alternatives, the Company expects its cash balance to be between $28.0 million and $29.0 million at the end of its fiscal third quarter and between $26.0 million and $27.0 million at the end of its fiscal fourth quarter.

Although the Company is actively pursuing strategic alternatives, there is no assurance that it will be able to successfully negotiate and consummate one or more transactions on a timely basis, or at all. Further, the Company’s expenses may exceed its current plans and expectations, which could cause the Company to complete a transaction or wind-down its operations sooner than anticipated. Additionally, any transaction the Company consummates may offer limited value for the Company’s existing business and proprietary technology and may not enhance stockholder value or provide the expected benefits. If the Company is unable to successfully complete a strategic transaction or secure additional capital on a timely basis and on terms that are acceptable to its stockholders, the Company may elect to cease its operations altogether, in which event the value realized by our stockholders might be significantly less than the $31.1 million of stockholders’ equity recorded on our consolidated financial statements as of September 30, 2019.

While the Company believes that it can maintain its current operations for at least the next 12 months, based on its current plans and available resources, the assessment by the Company discussed above with respect to its strategic alternatives raises substantial doubt over the Company’s ability to successfully finance itself on a long-term basis. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in revenue recognition, the measurement of operating lease right-of-use assets and lease liabilities, the valuation of stock-based compensation expense, the valuation of impairment of long-lived assets, and the valuation allowance on deferred tax assets. On an ongoing basis, management reviews these estimates and assumptions.

Impairment of long-lived assets

In accordance with ASC 360-10, the Company records an impairment loss on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets (i.e. not able to be recovered). During the second quarter of Fiscal 2020, the Company announced the restructuring of its operations. This event required the reevaluation of the recoverability of the gross carrying value of its long-lived assets. Upon the Company’s announcement and at quarter-end, the Company performed an asset impairment analysis on its long-lived asset group, consisting of its property, plant and equipment, leases, and intangibles, which concluded that the carrying amount is not recoverable. However, the Company’s analysis indicated that carrying amount of the asset group does not exceed its fair value. As such, no impairment loss is required to be recognized. Nonetheless, it is reasonably possible that the impairment analysis may change in the near term resulting in the need to write down those assets to fair value. The Company will continue to monitor assets for impairment.

Revenue recognition

The Company has generated revenues from payments received from research service agreements, product sales, collaborative agreements with partners including pharmaceutical and biotechnology companies and academic institutions, licenses, and grants from the National Institutes of Health (“NIH”) and private not-for-profit organizations.

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2019 and March 31, 2019, the Company had approximately $0 and $525,000, respectively, in deferred revenue related to its research service agreements, collaborative agreements, and licenses within the scope of Topic 606. In the six months ended September 30, 2019, the Company recognized revenue on approximately $525,000, of which $490,000 related to the expiration of an agreement with a non-refundable up-front fee, that had been recorded as deferred revenue at March 31, 2019.

Service revenues

The Company’s service-based business, Organovo, Inc., utilized its NovoGen® bioprinting platform to provide customers access to its highly specialized tissues that model human biology and disease, and to in vitro testing services based on that technology. These contracts with customers contained multiple performance obligations including: (i) bioprinting tissues for the customer, (ii) reporting the results of tests performed on the printed tissues pursuant to the agreed upon work plan through exposure of the tissue to various factors (including the customer’s proprietary compound), and (iii) delivering specific byproduct study materials, which were satisfied, respectively, at each of the following points in time: (i) upon completion of manufacturing of the bioprinted tissue for the customer, (ii) upon delivery of the report on tests performed on the tissue, and (iii) upon making certain study materials generated from the aforementioned testing process available to the customer. The customer did not have access or control of any performance obligation prior to the point in time of full completion of the corresponding performance satisfying event as defined above. Furthermore, although the service could be customized for each customer, it was not so highly customized as to not have an alternative use either to other customers or to the Company without significant economic consequences or rework. Accordingly, the Company’s service-based business utilized point-in-time recognition under Topic 606.

For service contracts, the Company allocated the transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. If the standalone selling price was not observable through past transactions, the Company estimated the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. The transaction price for service business contracts was a fixed consideration.

In connection to the Company’s decision to pursue its strategic alternatives, all commercial activities have been halted, except for product sales of primary human cells out of inventory.

Product sales, net

The Company’s product-based business, Samsara Sciences, Inc., produced high-quality cell-based products for use in Organovo’s 3D tissue manufacturing and for use by life science customers. The Company recognizes product revenue when the performance obligation is satisfied, which is at the point in time the customer obtains control of the Company’s product, typically upon delivery. Product revenues are recorded at the transaction price, net of any estimates for variable consideration under Topic 606. The Company’s process for estimating variable consideration does not differ materially from its historical practices. Variable consideration is estimated using the expected value method which considers the sum of probability-weighted amounts in a range of possible amounts under the contract. Product revenue reflects the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the individual contracts. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted.

The Company provides no right of return to its customers except in cases where a customer obtains authorization from the Company for the return. To date, there have been no product returns. The Company will continue to assess its estimates of variable consideration as it accumulates additional historical data and will adjust its estimates accordingly.

Subsequent to the end of the quarter, on November 7, 2019, the Company entered into an agreement to sell substantially all of the Samsara inventory and associated assets for $1.5 million. As a result, the Company will have no further product sales beyond what it sold prior to the November 7th sale and will write-off the remainder of its inventory.

Collaborative research, development, and licenses

The Company has entered into collaborative agreements with partners that typically include one or more of the following: (i) non-exclusive license fees; (ii) non-refundable up-front fees; (iii) payments for reimbursement of research costs; (iv) payments associated with achieving specific development milestones; and (v) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, the Company has analyzed whether it results in a contract with a customer under Topic 606 or in an arrangement with a collaborator subject to guidance under ASC 808, Collaborative Arrangements (“Topic 808”).

The Company has considered a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the elements are distinct performance obligations, whether there are determinable stand-alone prices, and whether any licenses are functional or symbolic. The Company has evaluated each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, non-exclusive license fees, non-refundable upfront fees, and funding of research activities have been considered fixed, while milestone payments have been identified as variable consideration which must be evaluated to determine if it has been constrained and, therefore, excluded from the transaction price.

The Company’s collaborative agreements that were not completed at the implementation of Topic 606 on April 1, 2018, consisted of research collaboration and limited technology access licenses. These agreements provide the licensee with a non-exclusive, non-transferable, limited, royalty-free technology license, including access to Organovo’s proprietary bioprinter platform, training, and continued support by means of consumables and consultation throughout the duration of the contract. The Company has determined that the intellectual property license is not distinct from the continued support promised under the agreement and is therefore a single combined performance obligation. The Company recognized revenue for these combined performance obligations over time for the duration of the license period, as the combined performance obligation would not be fully satisfied until the end of the contract.

For the six months ended September 30, 2019, all collaborations and licenses revenue was within the scope of Topic 606 and recognized accordingly. As of September 30, 2019, the Company completed its obligations under the existing agreements and does not anticipate recording any further revenue. See “Note 4. Collaborative Research, Development, and License Agreements” for more information on the Company’s collaborative agreements.

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

Revenues from this grant have been based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue has been recognized as the Company incurs expenses that are related to the grant. The Company believes this policy is consistent with the overarching premise in Topic 606, to ensure that it recognizes revenues to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services, even though there is no “exchange” as defined in the ASC. The Company believes the recognition of revenue as costs are incurred and amounts become earned/realizable is analogous to the concept of transfer of control of a service over time under Topic 606.

As of September 30, 2019, the Company has recognized approximately $1.2 million in grant revenue. Revenue recognized under this grant was approximately $0 and $52,000 for the three and six months ended September 30, 2019, respectively. Revenue recognized under this grant was approximately $408,000 and $508,000 for the three and six months ended September 30, 2018, respectively.

In connection to the Company’s decision to pursue its strategic alternatives, all grant-related research activities have been halted, leaving a remaining balance of approximately $0.5 million in grant revenue that will not be recognized.

Cost of revenues

The Company reported approximately $0.3 million in cost of revenues for the three and six months ended September 30, 2019, which includes an inventory write-off of approximately $0.2 million consisting of raw materials related to the Company’s bioprinting and testing services and is a result of the Company’s decision to pursue its strategic alternatives. The Company reported approximately $0.1 million and $0.2 million in cost of revenues for the three and six months ended September 30, 2018, respectively. Cost of revenues consists of costs related to manufacturing and delivering product and service revenue.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and six months ended September 30, 2019 or 2018, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share were approximately 19.5 million at September 30, 2019 and 17.8 million at September 30, 2018.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies. Unless otherwise stated, the Company believes that the impact of the recently issued accounting pronouncements that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

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

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Research and development	$10	$229	$174	$431
General and administrative	$1,226	$1,045	$2,282	$2,122
Total	$1,236	$1,274	$2,456	$2,553

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2019 was approximately $5,586,000 and the weighted average period over which these grants are expected to vest is 2.34 years.

The total unrecognized compensation cost related to unvested restricted stock units (not including performance-based restricted stock units) as of September 30, 2019 was approximately $2,116,000, which will be recognized over a weighted average period of 2.21 years.

The total unrecognized compensation cost related to unvested performance-based restricted stock units as of September 30, 2019 was approximately $2,720,000, which will be recognized over a weighted average period of 1.85 years.

As of September 30, 2019, there are no participants enrolled into the employee stock purchase plan for the current purchase period, beginning September 1, 2019.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Dividend yield	—	—	—	—
Volatility	84.36%	73.19%	84.36%	72.98%
Risk-free interest rate	1.53%	2.74%	1.53%	2.75%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$0.23	$0.73	$0.23	$0.84

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the Company’s ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2019*	September 30, 2018	September 30, 2019*	September 30, 2018
Dividend yield	—	—	—	—
Volatility	43.69%	61.35 - 80.23%	43.69%	61.35 - 80.23%
Risk-free interest rate	2.52%	1.85 - 2.29%	2.52%	1.85 - 2.29%
Expected term	6 months	6 months	6 months	6 months
Grant date fair value	$0.29	$0.30 - $0.45	$0.29	$0.30 - $0.45

*There are no participants in the ESPP for the current purchase period (beginning September 1, 2019).

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

During the three and six months ended September 30, 2019, the Company issued 0 and 6,087,382 shares of common stock, respectively, for net proceeds of $0 and $5.0 million in at-the-market offerings under the 2018 Sales Agreement. During the three and six months ended September 30, 2018, the Company issued 1,676,590 and 3,762,130 shares of common stock, respectively, for net proceeds of approximately $2.1 million and $5.1 million under the 2018 Sales Agreement.

As of September 30, 2019, the Company has sold an aggregate of 17,719,185 shares of common stock in at-the-market offerings under the 2018 Sales Agreement, with gross proceeds of approximately $18.7 million. Based on these sales, the Company cannot raise more than an aggregate of $81.3 million in future offerings under the 2018 Shelf, including the $31.3 million remaining available for future issuance through its at-the-market program under the 2018 Sales Agreement. The Company intends to use the net proceeds raised through any at-the-market sales for general corporate purposes, general administrative expenses, and working capital and capital expenditures.

On July 26, 2018, the Company filed an amendment to its certificate of incorporation to increase the number of authorized shares of common stock to 200,000,000 shares.

Restricted stock units

A summary of the Company’s restricted stock unit (not including performance-based restricted stock units) activity from March 31, 2019 through September 30, 2019 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2019	2,080,723	$1.80
Granted	585,926	$0.97
Vested	(435,192)	$2.22
Cancelled / forfeited	(874,864)	$1.24
Unvested at September 30, 2019	1,356,593	$1.67

Performance-based restricted stock units

On April 24, 2017, the Company issued a Performance-Based Restricted Stock Unit Award for 208,822 shares of common stock (the “PBRSU”) to its newly hired Chief Executive Officer. The PBRSU was issued outside of the 2012 Plan, in the Inducement Award Agreement, as an “inducement award” within the meaning of Nasdaq Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On August 23, 2017, the Board of Directors formally approved the vesting criteria for the PBRSU. The vesting of the PBRSU is divided into five separate tranches each with independent vesting criteria. The first four tranches had performance criteria related to annual revenue goals with measurement at the end of fiscal year 2018 (20 percent), fiscal year 2019 (20 percent), fiscal year 2020 (20 percent), and fiscal year 2021 (20 percent). The fifth tranche had a performance metric related to a path to profitability goal measured as Negative Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) achievable at any point between the grant date and the end of fiscal year 2020 (20 percent). The number of units that ultimately vest for each tranche will range from 0 percent to 120 percent of the target amount, not to exceed 208,822 in aggregate. Based on changes to the Company’s strategy, on December 12, 2018, the Board of Directors formally approved an amendment to the vesting criteria for the PBRSUs. As of December 12, 2018, 100% of the Negative Adjusted EBITDA tranche, or 41,764 shares had vested and 8,352 units had been forfeited. Based on the amendment to the vesting criteria, the remaining 158,706 units eligible to vest upon future performance were divided into three separate but equal tranches with independent vesting criteria based on the achievement of certain regulatory milestones. As of September 30, 2019, no tranches are expected to vest unless there is a change in control.

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

On July 2, 2019, the Company issued Performance-Based Restricted Stock Unit Awards (the “PBRSU Retention Awards”) for an aggregate of 6,027,899 shares of common stock to its management team. The PBRSUs were issued pursuant to the 2012 Plan. The PBRSU Retention Awards will vest in full upon the earlier of the Company’s engagement in a pre-IND meeting with the FDA, twenty-four months from the grant date, or a change in control. As of September 30, 2019, all PBRSUs are expected to vest twenty-four months from the grant date.

A summary of the Company’s performance-based restricted stock unit activity from March 31, 2019 through September 30, 2019 is as follows:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2019	158,706	$1.04
Granted	6,027,899	$0.49
Vested	—	$—
Cancelled / forfeited	—	$—
Unvested at September 30, 2019	6,186,605	$0.50

Stock options

A summary of the Company’s stock option activity from March 31, 2019 to September 30, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2019	12,039,264	$2.24	$—
Options granted	342,500	$0.32	$—
Options cancelled / forfeited	(558,544)	$1.53	$—
Options exercised	—	$—	$—
Outstanding at September 30, 2019	11,823,220	$2.21	$—
Vested and Exercisable at September 30, 2019	5,910,480	$2.91	$—

The weighted average remaining contractual term of options exercisable and outstanding at September 30, 2019 was approximately 6.10 years.

Employee Stock Purchase Plan

In June 2016, our Board of Directors adopted, and in August 2016 stockholders subsequently approved, the 2016 Employee Stock Purchase Plan (“ESPP”). The Company reserved 1,500,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 10,000 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At September 30, 2019, there were 1,188,718 shares available for purchase under the ESPP.

Warrants

The following table summarizes warrant activity for the six months ended September 30, 2019:

	Warrants	Weighted Average Exercise Price
Balance at March 31, 2019	145,000	$7.11
Granted	—	$—
Exercised	—	$—
Cancelled	(50,000)	$7.62
Balance at September 30, 2019	95,000	$6.84

The warrants outstanding at September 30, 2019 are exercisable at a price of $6.84 per share and have a weighted average remaining term of approximately 0.10 years.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at September 30, 2019:

Common stock warrants outstanding	95,000
Common stock options outstanding and reserved under the 2012 Plan	8,760,314
Common stock reserved under the 2012 Plan	7,991,803
Common stock reserved under the 2016 Employee Stock Purchase Plan	1,188,718
Restricted stock units outstanding under the 2012 Plan	1,236,058
Performance-based restricted stock units outstanding under the 2012 Plan	6,027,899
Common stock options outstanding and reserved under the Incentive Award Agreement	3,062,906
Restricted stock units outstanding under the Incentive Award Agreement	120,535
Performance-based restricted stock units outstanding under the Incentive Award Agreement	158,706
Total at September 30, 2019	28,641,939

Note 4. Collaborative Research, Development, and License Agreements

In December 2016, the Company signed a collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen® Bioprinter at the university for the purpose of developing a kidney organoid for potential therapeutic applications. The Company received up-front payments in January and March 2017, which has been recorded as deferred revenue. Revenue of $9,000 and $19,000 was recorded under this agreement for the three and six months ended September 30, 2019, respectively. Revenue of $10,000 and $19,000 was recorded under this agreement for the three and six months ended September 30, 2018, respectively. The Company completed its obligations under this agreement and does not anticipate recording any further revenue.

In April 2017, the Company signed a collaborative non-exclusive research affiliation with a university, under which the Company received a one-time non-refundable payment toward the placement of a NovoGen® Bioprinter at the university for the purpose of specific research projects mutually agreed upon by the university and the Company in the field of volumetric muscle loss. The Company received an up-front payment in May 2017, which was recorded as deferred revenue. No revenue has been recorded under this agreement for the three and six months ended September 30, 2019. Revenue of approximately $14,000 and $29,000 has been recorded under this agreement for the three and six months ended September 30, 2018, respectively. In addition, during April 2017, the Company signed a non-exclusive patent license agreement with the university including an annual fee of $75,000 for each of the two years for the license to the Company patents for research use limited to the field of volumetric muscle loss. The Company received the first annual payment of $75,000 in April 2017 and the second annual payment of $75,000 in May 2018, which were initially recorded as deferred revenue. No revenue has been recorded under this agreement for the three and six months ended September 30, 2019. Revenue of $19,000 and $38,000 was recorded under this agreement for the three and six months ended September 30, 2018, respectively. The Company completed its obligations under these agreements and does not anticipate recording any further revenue.

Note 5. Commitments and Contingencies

Legal matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business. On October 10, 2019, a putative class action lawsuit was filed in the U.S. District Court for the District of Delaware against the Company and its board of directors in connection with the annual proxy statement filed by the Company on July 26, 2019. The case is captioned Rianhard v. Crouch., et al., Case No. 19-cv-1922 (D. Del. Oct. 10, 2019) (the “Action”). The complaint alleges that the Schedule 14A proxy statement contained material misrepresentations in connection with the reverse stock split proposal recommended therein and asserts claims for violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, as well as claims for breach of fiduciary duty. The Company believes the claims are without merit and intends to defend itself vigorously. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability.

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. During the period presented, the Company has not recorded any accrual for loss contingencies associated with the Action or any other such claims or legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if the Action or one or more of these legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

In addition to the Company’s main facility lease, on March 21, 2019, the Company entered into an agreement to lease several copy machines for a term of 36 months. The lease contains fixed monthly payments through the entire term of the lease, and it does not contain an option to extend the term or a bargain purchase option. This lease was also carried forward as an operating lease through the adoption of Topic 842.

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of September 30, 2019 (in thousands):

September 30, 2019
ASSETS
Operating lease right-of-use assets	$4,089
Total lease right-of-use assets	$4,089

LIABILITIES
Current
Operating lease liability	$1,038
Noncurrent
Operating lease liability, net of current portion	$3,576
Total lease liabilities	$4,614

Weighted average remaining lease term:	4.90 years
Weighted average discount rate:	8%

The Company records operating lease expense on a straight-line basis over the life of the leases. This is consistent with the Company’s historical treatment of the lease costs included in operating expenses (referred to as “Rent Expense” prior to adoption of Topic 842). For the three and six months ended September 30, 2019, the Company recorded operating lease expense of approximately $262,000 and $524,000, respectively. For the three and six months ended September 30, 2018, the Company recorded rent expense of approximately $326,000 and $651,000, respectively. Variable lease costs associated with the Company’s leases, such as payments for additional monthly fees to cover the Company’s share of certain facility expenses (common area maintenance, or CAM) are not included in operating lease right-of use assets and lease liabilities, but rather expensed as incurred. Variable lease expense was approximately $130,000 and $237,000 for the three and six months ended September 30, 2019, respectively. Short-term lease cost for the three and six months ended September 30, 2019 was approximately $22,000 and $37,000, respectively. As of September 30, 2019, the short-term lease was terminated.

The table below is a summary of the cash flows associated with the Company’s leases for the three months ended September 30, 2019 (in thousands):

For the Three Months Ended
September 30, 2019
Cash paid for amount included in measurement of liabilities:
Operating cash flows from operating leases	$269

Future lease payments relating to the Company’s operating lease liabilities as of September 30, 2019, are as follows (in thousands):

Fiscal year ended March 31, 2020	$449
Fiscal year ended March 31, 2021	1,097
Fiscal year ended March 31, 2022	1,146
Fiscal year ended March 31, 2023	1,183
Fiscal year ended March 31, 2024	1,219
Thereafter	514
Total future lease payments	5,608
Less: Imputed interest	(994)
Total lease obligations	4,614
Less: Current obligations	(1,038)
Noncurrent lease obligations	$3,576

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it is in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of September 30, 2019.

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

In August 2017, the Company entered into a research services agreement with Cirius Therapeutics, Inc. (“Cirius”), an entity for which Robert Baltera, Jr., a former director of the Company, serves as Chief Executive Officer and President. Under this agreement, the Company is providing standard research services to Cirius utilizing its ExVive™ Liver Tissue platform. The Company has provided and recognized revenue for ExVive™ Liver Tissue Services for Cirius in the amount of $281,000 to date. Organovo completed its obligations as of December 2018. No further revenues are expected.

In November 2018, the Company entered into a research services Quote with Viscient Biosciences (“Viscient”), an entity for which Keith Murphy, the Company’s former director, Chief Executive Officer, and President, serves as the Chief Executive Officer and President. Under this Quote, the Company is providing research services in the amount of $142,000, amended in April 2019 to include an additional $7,000 of services. As of March 31, 2019, the Company recognized revenue of $42,000 for services provided and the remaining amount of $107,000 was recognized as revenue in the six months ended September 30, 2019. In addition to the services provided by Organovo, Viscient has purchased primary human cell-based products from our subsidiary, Samsara. Pursuant to the terms of multiple Quotes, $71,000 and $83,000 was recognized as revenue in the three and six months ended September 30, 2019, respectively. Pursuant to the terms of multiple Quotes, $1,000 and $3,000 was recognized as revenue in the three and six months ended September 30, 2018, respectively. Subsequent to September 30, 2019, Viscient executed additional Quotes to purchase primary human cell-based products from Samsara in the amount of $44,000, which will be recognized in the third quarter of Fiscal 2020.

Note 9. Restructuring

In August 2019, after a rigorous assessment of the Company’s lead liver therapeutic tissue program following completion of various preclinical studies, the Company’s Board of Directors (the “Board”) concluded that the variability of biological performance and related duration of potential benefits presented development challenges and lengthy redevelopment timelines that no longer supported an attractive opportunity for the Company and its stockholders. Furthermore, the Board deemed the stage of development of the Company’s other therapeutic pipeline assets, including stem cell based tissue programs, to be too premature to potentially reach IND filing status within an acceptable investment horizon and with the Company’s available resources. As a result, the Company suspended all development of its lead program and all other related pipeline development activity and engaged a financial advisory firm to explore its strategic alternatives, including evaluating a range of ways to generate value from the Company’s technology platform and intellectual property, its commercial and development capabilities, its listing on the Nasdaq Stock Market, and its remaining financial assets. Under the restructuring plan, the Company terminated the employment of 46 employees, or 79% of its workforce and recorded a restructuring charge in the fiscal second quarter of approximately $2.5 million, primarily related to employee severance and benefits costs, of which $1.7 million was paid out during the fiscal second quarter and the remainder is anticipated to be paid out during the fiscal third quarter.

The Company currently expects further restructuring actions tied to progress made on the strategic alternatives process, which could lead to an additional $3.1 million of severance and benefits costs that would be incurred and paid on or prior to a possible strategic transaction, of which $0.4 million is expected to be incurred during the Company’s fiscal third quarter, with the remainder to be incurred upon closing of a strategic transaction.

Restructuring charges were recorded in selling, general and administrative expenses and were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Severance for Involuntary Employee Terminations	$2,456	$—	$2,456	$—
Total Restructuring Expense	$2,456	$—	$2,456	$—

The following table summarizes the activity and balances of the restructuring reserve (in thousands):

	Severance for Involuntary Employee Terminations	Total
Balance at March 31, 2019	$—	$—
Reserve Established	2,456	2,456
Utilization of reserve:
Payments	(1,652)	(1,652)
Balance at September 30, 2019	$804	$804

The restructuring accrual is reflected on the condensed consolidated balance sheet at September 30, 2019 as accrued expenses.

Note 10. Subsequent Events

On October 2, 2019, the Company entered into an agreement to rent office space at 440 Stevens Avenue, Suite 200, Solana Beach, California 92075. This agreement is a month-to-month contract and can be terminated at-will by either party at any time. As such, the Company has concluded that this agreement does not contain a lease and will be expensed as incurred. Monthly rental payments are approximately $4,000 per month.

On October 9, 2019, the Company entered into an agreement to assume its leased copy machines, which terminates future obligations. As such, the Company will write-off its associated right-of-use asset of approximately $26,000 and lease liabilities of approximately $26,000 in the third quarter of Fiscal 2020.

On October 11, 2019, the Company entered into an agreement to accelerate the expiration date of the term of the lease for its main facilities on 6275 Nancy Ridge Drive from August 31, 2024 to November 15, 2019. Under this agreement, the Landlord and Tenant agree that the other is excused as of the termination date from any further obligations. As such, the Company will write-off its associated right-of-use asset of approximately $4.1 million and lease liabilities of approximately $4.6 million in the third quarter of Fiscal 2020. In accordance with ASC 842-20-35-12, the Company will update the useful lives of its leasehold improvement assets to the accelerated termination date. The impact of the ROU asset write-off, lease liability write-off, and retirement of leasehold improvements will be approximately $0.2 million of depreciation expense in the third quarter of Fiscal 2020.

On November 6, 2019, the Company entered into an agreement to sell certain bioprinting equipment and a non-exclusive license to certain intellectual property to Viscient, a related party, for approximately $0.2 million.

On November 7, 2019, the Company entered into an agreement to sell certain inventory and equipment and related proprietary information of its Samsara Sciences, Inc. subsidiary for $1.5 million. As a result, Samsara Sciences, Inc. will have no further product sales after the November 7th sale date.

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

Overview

We are a biotechnology company that has been focused on pioneering the development of bioprinted human tissues that emulate human biology and disease. We have been developing our in vivo liver tissues to treat end-stage liver disease and a select group of life-threatening, orphan diseases, for which there are limited treatment options other than organ transplantation.

In May 2019, we announced plans to conduct additional preclinical studies necessary to optimize our manufacturing processes and complete additional preclinical studies that would generate consistent scientific data regarding the prolonged functionality and therapeutic benefits of our in vivo liver tissues. In August 2019, after a rigorous assessment of our liver therapeutic tissue program following completion of these additional studies, we concluded that the variability of biological performance and related duration of potential benefits no longer supported an attractive opportunity due to redevelopment challenges and lengthening timelines to compile sufficient data to support an IND filing. As a result, we suspended development of our lead program and all other related pipeline development activity and engaged a financial advisory firm to explore our available strategic alternatives, including evaluating a range of ways to generate value from our technology platform and intellectual property, our commercial and development capabilities, our listing on the Nasdaq Stock Market, and our remaining financial assets. These strategic alternatives may include possible mergers and business combinations, sales of part or all of our assets, and licensing arrangements. We also implemented various restructuring steps to manage our resources and extend our cash runway, including halting all commercial activities, except for sales of primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling various assets, and reducing our workforce to the minimum level necessary to explore and support these strategic alternatives.

This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties regarding one or more potential strategic transaction, including discussions regarding potential merger transactions and the sale of the Company’s assets. We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term. Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate one or more transactions on a timely basis, or at all. Additionally, any transaction we consummate may offer limited value for our existing business and proprietary technology and may not enhance stockholder value or provide the expected benefits. Based on our current plans and available resources, we believe that we can maintain our current operations for at least the next 12 months, however, if we are unable to successfully complete a strategic transaction or secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may be required to cease our operations altogether.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, stock-based compensation expense, the valuation of impairment of long-lived assets, and the valuation allowance on deferred tax assets. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands, except %):

	Three months ended
	September 30,		Increase (decrease)
	2019	2018	$	%
Revenues	$1,230	$943	$287	30%
Cost of revenues	$264	$125	$139	111%
Research and development	$1,445	$3,187	$(1,742)	(55%)
Selling, general and administrative	$6,348	$3,640	$2,708	74%
Other income	$535	$172	$363	211%

Revenues

For the three months ended September 30, 2019, total revenue was $1.2 million, an increase of $0.3 million, or 30%, from the three months ended September 30, 2018, due to the recognition of a non-refundable up-front fee related to an agreement that expired and higher product revenues from sales of primary human cells out of inventory. Prior to the end of the fiscal second quarter, we ceased all further revenue generating activities in connection with our decision to pursue our strategic alternatives. Product and service revenues of approximately $1.2 million for the three months ended September 30, 2019 increased 148% from the prior year period due to a $0.5 million increase in revenue from the sales of primary human liver cells and related products and a $0.2 million increase in service revenue. The $0.2 million increase in service revenue was primarily due to the recognition of the $0.5 million non-refundable up-front fee referenced above, which was offset by a $0.3 million decrease in service revenues compared to the prior period. The increase in product revenues occurred after our customers learned that we intended to cease offering primary human liver cells. We had no grant revenue for the three months ended September 30, 2019 compared to $0.4 million in prior year quarter as we ceased activities during the quarter. Going forward, we expect to generate only nominal revenues from the sale of primary human cells and related products from inventory during our fiscal third quarter.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was approximately $0.3 million for the three months ended September 30, 2019, compared to $0.1 million for the three months ended September 30, 2018. The increase was primarily due to a $0.2 million write-off of inventory related to the wind-down of other commercial activities during the second quarter of Fiscal 2020. In addition, we sold primary human liver cells and related products during the three months ended September 30, 2019 that was previously reserved.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018 (in thousands, except %):

	Three months ended		Three months ended		Increase (decrease)
	September 30, 2019	% of total	September 30, 2018	% of total	$	%
Research and development	$1,332	91%	$2,818	89%	$(1,486)	(53%)
Non-cash stock-based compensation	10	1%	229	7%	(219)	(96%)
Depreciation and amortization	103	8%	140	4%	(37)	(26%)
Total research and development expenses	$1,445	100%	$3,187	100%	$(1,742)	(55%)

Research and development expenses were approximately $1.4 million, a decrease of $1.7 million, or 55%, from the prior year period as we halted all research and development activities following our decision to pursue our strategic alternatives during the second quarter of Fiscal 2020. This action caused a $0.7 million reduction of personnel related costs, a $0.4 million reduction in lab supply costs, a $0.4 million reduction in facilities costs, and a $0.2 million reduction in all other costs. The Company’s average full-time research and development staff decreased from an average of forty-four full-time employees for the three months ended September 30, 2018 to an average of seventeen full-time employees for the three months ended September 30, 2019. Going forward, we do not expect to incur any further research and development expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 (in thousands, except %):

	Three months ended		Three months ended		Increase (decrease)
	September 30, 2019	% of total	September 30, 2018	% of total	$	%
Selling, general and administrative	$5,051	80%	$2,453	67%	$2,598	106%
Non-cash stock-based compensation	1,226	19%	1,045	29%	181	17%
Depreciation and amortization	71	1%	142	4%	(71)	(50%)
Total selling, general and administrative expenses	$6,348	100%	$3,640	100%	$2,708	74%

For the three months ended September 30, 2019, selling, general and administrative expenses were approximately $6.3 million, an increase of $2.7 million, or 74%, over the prior year period as we incurred approximately $2.5 million of severance related costs during the current quarter in connection with restructuring the business following our decision to pursue our strategic alternatives. This action caused a $2.2 million increase in personnel related costs, a $0.3 million increase in allocated facilities costs, and a $0.2 million increase in corporate costs. Our average selling, general and administrative headcount was thirteen full-time employees for the three months ended September 30, 2019 compared to twenty-three full-time employees in the prior year period.

Other Income (Expense)

Other income was approximately $0.5 million for the three months ended September 30, 2019 consisting of $0.3 million of income from the sale of various assets and $0.2 million of interest income. Other income was approximately $0.2 million for the three months ended September 30, 2018 and consisted of interest income. Interest income slightly increased from the same period of fiscal 2019 as higher average yields more than offset lower average investment balances.

Comparison of the six months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended September 30, 2019 and 2018 (in thousands):

	Six months ended
	September 30,		Increase (decrease)
	2019	2018	$	%
Revenues	$1,898	$1,632	$266	16%
Cost of revenues	$315	$245	$70	29%
Research and development	$5,268	$6,566	$(1,298)	(20%)
Selling, general and administrative	$9,663	$8,407	$1,256	15%
Other income	$733	$336	$397	118%

Revenues

For the six months ended September 30, 2019, total revenue was $1.9 million, an increase of $0.3 million, or 16%, from the six months ended September 30, 2018 due to the recognition of a $0.5 million non-refundable up-front fee related to an agreement that expired and higher product revenues from primary human cells out of inventory. Prior to the end of the fiscal second quarter, we ceased all further revenue generating activities in connection with our decision to pursue our strategic alternatives. Product and service revenues of approximately $1.8 million for the six months ended September 30, 2019 increased 76% from the prior year period. The increase was due to a $0.5 million increase in sales of primary human liver cells and a $0.2 million increase in service revenue. The $0.2 million increase in service revenue was primarily due to the recognition of the $0.5 million non-refundable up-front fee referenced above, which was offset by a $0.3 million decrease in service revenues compared to the prior period. The increase in product revenues occurred after our customers learned that we intended to cease offering primary human liver cells. Grant revenue decreased by approximately $0.5 million for the six months ended September 30, 2019 compared to the prior year period as we ceased activities during the second quarter of Fiscal 2020. Going forward we expect to generate only nominal revenues from the sale of primary human cells and related products from inventory during our fiscal third quarter.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was approximately $0.3 million for the six months ended September 30, 2019, compared to $0.2 million for the six months ended September 30, 2018. The increase was primarily due to a $0.2 million write-off of inventory related to the wind-down of our commercial activities during the second quarter of Fiscal 2020. In addition, there were lower sales from liver tissue research services versus the prior year period.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended September 30, 2019 and 2018 (in thousands):

	Six months ended		Six months ended		Increase (decrease)
	September 30, 2019	% of total	September 30, 2018	% of total	$	%
Research and development	$4,860	93%	$5,853	89%	$(993)	(17%)
Non-cash stock-based compensation	174	3%	431	7%	(257)	(60%)
Depreciation and amortization	234	4%	282	4%	(48)	(17%)
Total research and development expenses	$5,268	100%	$6,566	100%	$(1,298)	(20%)

Research and development expenses were approximately $5.3 million, a decrease of $1.3 million, or 20%, from the prior year period as we halted all research and development activities following our decision to pursue our strategic alternatives during the second quarter of Fiscal 2020. This action caused a $0.8 million decrease in personnel related costs, a $0.3 million decrease in lab services and supply costs, and a $0.2 million decrease in facilities and allocated overhead costs. Our average full-time research and development staff decreased from an average of forty-seven full-time employees for the six months ended September 30, 2018 to an average of twenty-nine full-time employees for the six months ended September 30, 2019.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended September 30, 2019 and 2018 (in thousands):

	Six months ended		Six months ended		Increase (decrease)
	September 30, 2019	% of total	September 30, 2018	% of total	$	%
Selling, general and administrative	$7,235	74%	$5,997	72%	$1,238	21%
Non-cash stock-based compensation	2,282	24%	2,122	25%	160	8%
Depreciation and amortization	146	2%	288	3%	(142)	(49%)
Total selling, general and administrative expenses	$9,663	100%	$8,407	100%	$1,256	15%

For the six months ended September 30, 2019, selling, general and administrative expenses were approximately $9.7 million, an increase of $1.3 million, or 15%, over the prior year period of approximately $8.4 million as we incurred approximately $2.5 million of severance related costs during the second quarter of Fiscal 2020 in connection with restructuring the business following our decision to pursue our strategic alternatives. This action caused a $1.4 million increase in personnel related costs, which was offset by a $0.1 million decrease in depreciation resulting from the sale of assets. Our average selling, general and administrative headcount was seventeen full-time employees for the six months ended September 30, 2019 compared to twenty-four full-time employees in the prior year period.

Other Income (Expense)

Other income was approximately $0.7 million for the six months ended September 30, 2019 consisting of $0.3 million of income from the sale of various assets and $0.4 million of interest income. Other income was approximately $0.3 million for the six months ended September 30, 2018 and consisted primarily of interest income. Interest income increased from the same period of fiscal 2019 due to higher average yields on short-term investment balances.

Financial Condition, Liquidity and Capital Resources

Until our recent decision to explore strategic alternatives, we had primarily devoted our efforts to developing and commercializing a platform technology to produce and study living tissues that emulate key aspects of human biology and disease, raising capital and building infrastructure. Following the decision to explore strategic alternatives, we have taken steps to manage our resources and extend our cash runway, including halting all commercial and research and development laboratory activities, except for sales of primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling lab equipment and inventory, and reducing our workforce to the minimum level necessary to explore and support these strategic alternatives.

As of September 30, 2019, we had cash and cash equivalents of approximately $30.4 million and an accumulated deficit of $273.4 million. We also had negative cash flow from operations of $11.1 million during the six months ended September 30, 2019. At March 31, 2019, we had cash and cash equivalents of approximately $36.5 million and an accumulated deficit of $260.8 million.

At September 30, 2019, we had total current assets of approximately $32.7 million and current liabilities of approximately $3.1 million, resulting in working capital of $29.6 million. At March 31, 2019, we had total current assets of approximately $38.6 million and current liabilities of approximately $3.8 million, resulting in working capital of $34.8 million.

The following table sets forth a summary of the primary sources and uses of cash for the three months ended September 30, 2019 and 2018 (in thousands):

	Six months ended
	September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(11,090)	$(11,346)
Investing activities	27	(9)
Financing activities	4,936	4,984
Net decrease in cash, cash equivalents, and restricted cash	$(6,127)	$(6,371)

Operating activities

Net cash used by operating activities for the six months ended September 30, 2019 was approximately $11.1 million as compared to $11.3 million used in operating activities for the six months ended September 30, 2018. This $0.2 million decrease in operating cash usage can be attributed primarily to a $0.4 million improvement in the net loss less depreciation and amortization and stock-based compensation, resulting from the Company’s restructuring and reduction of headcount, which was primarily offset by $0.2 million increase in the change in working capital.

Investing activities

Net cash provided by investing activities was less than $0.1 million for the six months ended September 30, 2019 and 2018.

Financing activities

Net cash provided by financing activities was approximately $4.9 million during the six months ended September 30, 2019 compared to approximately $5.0 million during the six months ended September 30, 2018. Financing in both periods was driven by the sale of common stock through at-the-market (“ATM”) offerings.

Operations funding requirements

Through September 30, 2019, we have financed our operations primarily through the sale of convertible notes, the private placement of equity securities, the sale of common stock through public and ATM offerings, and from revenue derived from grants and royalty payments, collaborative agreements, product sales and research-based services. Based on our current operating plan and available cash resources, we have sufficient resources to fund our ongoing operations as currently planned for at least the next twelve months.

In August 2019, after a rigorous assessment of our lead liver therapeutic tissue program following completion of various preclinical studies, our Board of Directors (the “Board”) concluded that the variability of biological performance and related duration of potential benefits presented development challenges and lengthy redevelopment timelines that no longer supported an attractive opportunity for the Company and its stockholders. Furthermore, the Board deemed the stage of development of our other therapeutic pipeline assets, including stem cell based tissue programs, to be too premature to potentially reach IND filing status within an acceptable investment horizon and with our available resources. As a result, we suspended all development of its lead program and all other related pipeline development activity and engaged a financial advisory firm to explore our available strategic alternatives, including evaluating a range of ways to generate value from our technology platform and intellectual property, our commercial and development capabilities, our listing on the Nasdaq Stock Market and our remaining financial assets. These strategic alternatives may include possible mergers and business combinations, a sale of part or all of our assets, and licensing arrangements. This strategic process is both active and ongoing, and includes a range of interactions with potential transaction counterparties regarding one or more potential strategic transactions, including discussion regarding the sale of our assets and potential merger transactions. We believe it is in our stockholders’ best interests at this time to continue to pursue one or more of these transactions, or other strategic alternatives we may identify in the near term. Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate one or more transaction on a timely basis, or at all. Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or wind-down our operations sooner than anticipated. Additionally, any transaction we consummate may offer limited value for our existing business and proprietary technology and may not enhance stockholder value or provide the expected benefits. If we are unable to successfully complete a strategic transaction or secure additional capital on a timely basis and on terms that are acceptable to our stockholders, we may be required to cease our operations altogether.

As we explore various strategic alternatives, we have also implemented various steps to manage our resources and extend our cash runway, including halting all commercial activities except for sales of primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling various assets, and reducing our workforce to the minimum level necessary to explore and support these strategic alternatives. As a result, the Company terminated the employment of 46 employees, or 79% of its workforce and recorded a restructuring charge in the fiscal second quarter of approximately $2.5 million, primarily related to employee severance and benefits costs, of which $1.7 million was paid out during the fiscal second quarter and the remainder anticipated to be paid out during the fiscal third quarter. The Company expects further restructuring actions tied to progress made on the strategic alternatives process, which could lead to an additional $3.1 million of severance and benefits costs that would be incurred and paid on or prior to a possible strategic transaction, of which $0.4 million will be incurred during the Company’s fiscal third quarter, with the remainder to be incurred upon closing of a strategic transaction. As a result, absent any further impact from asset sales or merger related costs or other costs incurred from other strategic alternatives, the Company expects the cash balance to be between $28.0 million and $29.0 million at the end of the fiscal third quarter and between $26.0 million and $27.0 million at the end of the fiscal fourth quarter.

Restructuring charges were recorded in selling, general and administrative expenses and were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Severance for Involuntary Employee Terminations	$2,456	$—	$2,456	$—
Total Restructuring Expense	$2,456	$—	$2,456	$—

The following table summarizes the activity and balances of the restructuring reserve (in thousands):

	Severance for Involuntary Employee Terminations	Total
Balance at March 31, 2019	$—	$—
Reserve Established	2,456	2,456
Utilization of reserve:
Payments	(1,652)	(1,652)
Balance at September 30, 2019	$804	$804

The restructuring accrual is reflected on the condensed consolidated balance sheet at September 30, 2019 as accrued expenses.

We have an effective shelf registration statement on Form S-3 (File No. 333-222929), or the 2018 Shelf, that registered $100,000,000 of common stock, preferred stock, warrants and units, or any combination of the foregoing, which expires on February 22, 2021. On March 16, 2018, we filed a prospectus supplement to the 2018 Shelf to register the sale of up to $50.0 million of shares of our common stock that may be issued in at-the-market offerings pursuant to an equity offering sales agreement we entered into with two investment banking firms as of the same date. During the six months ended September 30, 2019, we sold 6,087,382 shares of common stock in at-the-market offerings, with net proceeds of approximately $5.0 million under the 2018 Shelf.

Based on our use of the 2018 Shelf through September 30, 2019, we can offer an aggregate of $81.3 million in future offerings under the 2018 Shelf, including the $31.3 million remaining available for future issuance through its at-the-market program, prior to its expiration date on February 22, 2021.

The Company does not anticipate any further financing activities pending the outcome of its review of strategic alternatives.

Having insufficient funds may require us to relinquish rights to our technology or pursue or consummate a strategic transaction on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, there would be substantial dilution to our existing stockholders. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

The June 25, 2019 Notice does not result in the immediate delisting of our common stock from the Nasdaq Global Market. We will continue to monitor the closing bid price of our common stock over the 180-day period to see if the closing bid price may increase based on our future filings with the Securities and Exchange Commission or any future announcements we may be able to issue regarding our business. We will also consider our available options to regain compliance, including effecting a reverse stock split, which would be subject to the prior approval of our stockholders. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements necessary for us to maintain the listing of our common stock on the Nasdaq Global Market or the Nasdaq Capital Market. In addition, there is no assurance that our Board of Directors will vote to effect a reverse stock split.

As of September 30, 2019, we had 130,434,904 total issued and outstanding shares of common stock, and five-year warrants to purchase an additional 95,000 shares of common stock at an exercise price of $6.84 per share.

In addition, our 2008 Equity Incentive Plan provides for the issuance of up to 896,256 shares of our outstanding common stock and the 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 28,553,986 shares of our common stock, of which 8,760,314 options and 7,263,957 restricted stock units remain outstanding and 7,991,803 shares remain available for issuance as of September 30, 2019, to executive officers, directors, advisory board members, employees and consultants. We have also issued time-based and performance-based inducement awards under the Incentive Award Agreements for up to 3,342,147 shares of our common stock. Additionally, 1,188,718 shares of common stock remain available for issuance under our 2016 Employee Stock Purchase Plan. In aggregate, issued and outstanding common stock, shares underlying outstanding warrants, and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans and the 2016 Employee Stock Purchase Plan total 159,076,843 shares of common stock out of the 200,000,000 shares of common stock authorized for issuance as of September 30, 2019.

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

Risks Related to our Strategic Alternatives Process and Restructuring Plans

We may not be successful in negotiating and consummating one or more strategic transactions on favorable terms, or at all.

In May 2019, we announced plans to conduct additional preclinical studies necessary to optimize our manufacturing processes and complete additional preclinical studies that generate consistent scientific data regarding the prolonged functionality and therapeutic benefits of our in vivo liver tissues. After a rigorous assessment of our liver therapeutic tissue program following completion of these additional studies, we have concluded that the variability of biological performance and related duration of potential benefits presents development challenges and lengthy redevelopment timelines that no longer support an attractive opportunity. As a result, we have suspended development of our lead program and other related pipeline and research and development activities and our Board of Directors has engaged a financial advisory firm to explore our available strategic alternatives, including evaluating a range of ways to generate value from our technology platform and intellectual property, our commercial and development capabilities, our listing on the Nasdaq Stock Market, and our remaining financial assets. These strategic alternatives may include possible mergers and business combinations, sales of part or all of our assets, and licensing arrangements. We have also implemented various restructuring steps to manage our resources and extend our cash runway as we explore these strategic alternatives. Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate one or more transactions on terms that are favorable to our stockholders, on a timely basis, or at all. Additionally, any transaction we consummate may offer limited value for our existing business and proprietary technology and may not enhance stockholder value.

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

We may fail to achieve the expected cost savings and related benefits from our August 2019 restructuring.

On August 7, 2019, our Board of Directors approved a business restructuring to conserve our available cash resources. This restructuring allows us to manage resources and extend our cash runway as we explore our available strategic alternatives, including evaluating a range of ways to generate value from our technology platform and intellectual property, our commercial and development capabilities, our listing on the Nasdaq Stock Market, and our remaining financial assets. As a result, the Company terminated the employment of 46 employees, or 79% of its workforce and recorded a restructuring charge in the fiscal second quarter of approximately $2.5 million, primarily related to employee severance and benefits costs, of which $1.7 million was paid out during the fiscal second quarter and the remainder anticipated to be paid out during the fiscal third quarter. The Company expects further restructuring actions tied to progress made on the strategic alternatives review process, which could lead to an additional $3.1 million of severance and benefits costs that would be incurred and paid on or prior to a possible strategic transaction. These actions are expected to reduce the Company’s negative cash flow from operations.

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

Risks Related to our Development of In Vivo Therapeutic Tissue Candidates

We may not be successful in licensing or selling the assets or intellectual property associated with, our in vivo therapeutic liver tissue on favorable terms, or at all.

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

On August 7, 2019, we announced that after a rigorous assessment of our liver therapeutic tissue program following our completion of additional studies, we concluded that the variability of biological performance and related duration of potential benefits presents development challenges and lengthy redevelopment timelines that no longer support an attractive opportunity for the Company and our stockholders. We also announced that we suspended development of our lead program and our Board of Directors had engaged a financial advisory firm to explore our available strategic alternatives, including evaluating a range of ways to generate value from our technology platform and intellectual property, our commercial and development capabilities, our listing on the Nasdaq Stock Market, and our remaining financial assets.

Given the results of these studies, and the costs, time and risks associated with the required redesign and redevelopment of our therapeutic liver tissue, there is no assurance that we will be successful in licensing or selling the assets or intellectual property associated with, our in vivo therapeutic liver tissue on favorable terms, or at all. If we fail to do so, any strategic transaction we consummate may offer limited value for our existing business and proprietary technology and may not enhance stockholder value.

The development of new biopharmaceutical products involves a lengthy and complex process.

We previously focused the majority of our resources on the development of our liver tissue candidate. In addition to our liver tissue candidate, we conducted initial research and development activities on several other tissue candidates. Each of our therapeutic tissue candidates are in the early stages of research and development and would require substantial financial resources, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. Even if we decided to renew our focus on developing our liver tissue candidate and expended funds for such development, this process could take many years of effort without any assurance of ultimate success. Product development efforts with respect to a tissue candidate could fail for many reasons, including:

•	the failure of the tissue candidate in preclinical or clinical studies, including failing to demonstrate sufficient durability and functionality to support further development activities;
•	the inability to satisfy the regulatory requirements to successfully submit an IND with the FDA;

•	adverse patient reactions to the tissue candidate or indications of other safety concerns;
•	insufficient clinical trial data to support the effectiveness or superiority of the tissue candidate;
•	inability to manufacture sufficient quantities of the tissue candidate for development, clinical, or commercialization activities in a timely and cost-efficient manner;
•	failure to obtain, or delays in obtaining, the required regulatory approvals for the tissue candidate, the facilities or the process used to manufacture the tissue candidate;
•	changes in the regulatory environment, including pricing and reimbursement, that make development of a new product or of an existing product for a new indication no longer attractive;
•	the failure to obtain or maintain satisfactory drug reimbursement rates by governmental or third-party payers; and
•	the development of a competitive product or therapy.

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

Our liver tissue candidate represented a new approach to treating liver disease, inborn errors of metabolism, and other diseases. Similarly, our other early stage therapeutic tissue candidates represented new therapeutic approaches in their respective disease areas. As a result, the development of these therapeutic tissue candidates is subject to a number of challenges, including:

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

We conducted all of our research in research facilities and we were in the process of implementing applicable FDA manufacturing requirements. However, we have limited experience as a company in developing a manufacturing facility that meets all applicable GMP requirements, and we may never have been successful in developing our own manufacturing facility.

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

We obtained our clinical grade livers from a single source, and if we had elected to continue to pursue the development of our therapeutic liver tissue, we may have been unable to obtain sufficient quantities of clinical grade livers to support our clinical trials and/or commercialization.

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

Our liver tissue candidate includes primary cells from two donors. If the FDA does not authorize us to include cells from more than one donor, our development timeline may have been further delayed.

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

Even if we had elected to continue to pursue the development of our therapeutic tissues, we may not have enjoyed the market exclusivity benefits of any orphan drug designation.

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

We have generated operating losses each year since we began operations, including $13.3 million and $13.6 million for the six months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had incurred cumulative operating losses of $221.7 million and cumulative net losses totaling $273.4 million. We expect to incur significant additional operating losses as we implement our restructuring plans and purse our strategic alternatives. Even if we are successful in entering into a strategic transaction, or otherwise license or sell our assets or intellectual property, we do not believe that we will be able to realize revenues at a level that would allow us to achieve or sustain profitability as a stand-alone company.

If we had elected to continue to pursue the development of our therapeutic tissues, we would have been required to secure significant additional capital to support these efforts.

We do not have sufficient capital resources on-hand to engage in a lengthy redesign or redevelopment of our manufacturing processes or our liver tissue candidate or to complete the preclinical studies necessary to submit an IND for another tissue candidate. If we had elected to continue to pursue these efforts, we would have been required to secure significant additional capital resources in order to complete the required preclinical and clinical development activities and to seek the required regulatory approvals. We would be required to cover these future operating expenses through cash on hand, the issuance of additional equity or debt securities, and from revenue derived from research service agreements, product sales, grants, and collaborative research agreements. Depending on market conditions, we cannot be sure that additional financing would have been available when needed or that, if available, financing could be obtained on terms favorable to us or to our stockholders. Having insufficient funds would require us to relinquish rights to our technology or pursue or consummate a strategic transaction on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. Further, if we raised additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raised additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that could restrict our ability to operate our business.

Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as:

•	The cost and time to complete our strategic transaction process, including our associated restructuring and cost reduction actions;
•	The results from any sale of our assets, technology or inventory;
•	our reported financial results; and

•	changes in the general global economy.

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

We collected and continue to store sensitive data (such as intellectual property, proprietary business information and personally identifiable information) for the Company, its employees and its suppliers and customers. We make significant efforts to maintain the security and integrity of our computer systems and networks and to protect this information. However, like other companies in our industry, our networks and infrastructure may be vulnerable to cyber-attacks or intrusions, including by computer hackers, foreign governments, foreign companies or competitors, or may be breached by employee error, malfeasance or other disruption. Any such breach could result in unauthorized access to (or disclosure of) sensitive, proprietary or confidential information of ours, our employees or our suppliers or customers, and/or loss or damage to our data. Any such unauthorized access, disclosure, or loss of information could cause competitive harms, result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and/or cause reputational harm.

If we had elected to continue to operate our business, we would be subject to risks associated with doing business outside the United States.

We previously did business with customers outside the United States. There are a number of risks arising from international business dealings, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the United States dollars received for sales denominated in foreign currency;
•	general economic and political conditions in the markets where we operated in;
•	potential increased costs associated with overlapping tax structures;
•	potential trade restrictions and exchange controls;
•	more limited protection for intellectual property rights in some countries;
•	difficulties and costs associated with staffing and managing foreign operations;
•	unexpected changes in regulatory requirements;
•	the difficulties of compliance with a wide variety of foreign laws and regulations; and
•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors.

For example, we are subject to compliance with the United States Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees were required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our ability to consummate a strategic transaction.

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

The price of our common stock may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	Announcements regarding the status of our strategic alternatives process, including the announcement of any potential strategic transaction;
•	Announcements regarding the sale of our assets, technology or inventory;
•	actual or anticipated variations in our operating results;
•	announcements of developments by us or our competitors, including new product and service offerings;
•	reduced government funding for research and development activities;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;
•	additions or departures of key personnel;
•	introduction of new products by our competitors;
•	sales of our common stock or other securities in the open market;
•	degree of coverage of securities analysts and reports and recommendations issued by securities analysts regarding our business;
•	volume fluctuations in the trading of our common stock; and
•	other events or factors, many of which are beyond our control.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of September 30, 2019, there were an aggregate of 159,076,843 shares of our common stock issued and outstanding on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 27,358,221 shares of our common stock that may be issued upon the exercise of outstanding stock options or is available for issuance under our equity incentive plans, 1,188,718 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”), and 95,000 shares of our common stock that may be issued upon the exercise of outstanding warrants.

While we do not currently intend to issue equity securities to raise funds to support our operations or issue shares of our capital stock or other securities in connection with retaining employees, pursuing our strategic alternatives, or for other business purposes, substantial dilution to our existing stockholders would result if we decided to issue such shares or other securities. In addition, the future issuance of any such additional shares of capital stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock is currently traded on the Nasdaq Global Market. Moreover, depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

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

Risks Related to our In Vitro Tissues Business

If we had elected to continue to pursue the development of our in vitro tissues business, such business would depend on new and unproven technology and approaches, and we were, and may have been, unable to establish it as a profitable, standalone business.

Our in vitro products and services involve new and unproven models and approaches. We began offering our first commercial product (and related research services), our ExVive™ Human Liver Tissue, on a limited basis in April 2014 and more broadly in November 2014. We began offering our second product (and related research services), our ExVive™ Human Kidney Tissue, for predictive preclinical testing of drug compounds in September 2016. In May 2019, we announced plans to conduct additional preclinical studies necessary to optimize our manufacturing processes and complete additional preclinical studies that would generate consistent scientific data regarding the prolonged functionality and therapeutic benefits of our in vivo liver tissues. After a rigorous assessment of our liver therapeutic tissue program following completion of these additional studies, we concluded that the variability of biological performance and related duration of potential benefits presents development challenges and lengthy timelines that no longer support an attractive opportunity. As a result, we suspended development of our lead program. We also suspended development of all other related pipeline development activity.

Our commercial products reflected a novel approach to preclinical testing of drug compounds and disease modeling, and even if we recommenced the development of our products there is no assurance that they would perform as expected or as would have been required by our customers. The commercial acceptance of, and the results of our efforts to increase customer awareness and demand for, our drug discovery and biological research tools, products and services, did not result in our development of a profitable, standalone business. In addition, we experienced that some of our customers continued to require unique features, cell sourcing, validation data, or greater degrees of reproducibility than we were able to achieve to date, in order to utilize our commercial products in their drug discovery, biological research or development programs. Even if we or our customers were successful in our respective efforts, we or our customers may not have been able to discover or develop commercially viable therapeutics or other products therefrom. Based on these and other risks, there is no assurance that we will be successful in selling or otherwise disposing of the assets or intellectual property associated with, our in vitro tissues business on favorable terms, or at all. If we fail to do so, any strategic transaction we consummate may offer limited value for our existing business and proprietary technology and may not enhance stockholder value.

The successful commercialization of our in vitro products and services would be subject to a variety of risks.

If we elected to pursue the commercialization of our in vitro products and services, any such efforts would be subject to risks and uncertainties, including:

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

If we had elected to continue to pursue the development and commercialization of our in vitro products, any of these or any other risks and uncertainties could have occurred, our efforts to commercialize our in vitro products and services may have been unsuccessful, which would have harmed our business and results of operations. Further, these risks may prevent us from successfully entering into a strategic partnership or collaboration related to, or otherwise license or sell the assets or intellectual property associated with, our in vivo therapeutic liver tissue on favorable terms, or at all. If we fail to do so, any strategic transaction we consummate may offer limited value for our existing business and proprietary technology and may not enhance stockholder value.

If we had elected to continue to pursue the development and commercialization of our in vitro products, we would have faced intense competition which could result in reduced acceptance and demand for our in vitro products and services.

The biotechnology industry is subject to intense competition and rapid and significant technological change. There are many potential competitors for our in vitro products and services, including major drug companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of these competitors have significantly greater financial and technical resources, experience and expertise in the following areas than we have:

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

In order to effectively compete, we would have needed to make substantial investments in our research and technology development, product identification and development, testing and regulatory approval, manufacturing, customer awareness activities, publications of our technology and results in scientific publications and sales and marketing activities. Even if we elected to do so, there is no assurance that we would be successful in commercializing and gaining significant market share for any products or services we offer in part through use of our technology. Our technologies, products and services also may be rendered obsolete or noncompetitive as a result of products and services introduced by competitors. Any of these risks may prevent us from successfully entering into a strategic partnership or collaboration related to, or otherwise license or sell the assets or intellectual property associated with, our in vitro business on favorable terms, or at all. If we fail to do so, any strategic transaction we consummate may offer limited value for our existing business and proprietary technology and may not enhance stockholder value.

If we had elected to continue to pursue the development and commercialization of our in vitro products, we would have required access to a constant, steady, reliable supply of human cells to successfully develop and commercialize our in vitro products and services.

If we had elected to continue to pursue the development and commercialization of our in vitro products, we would have required a reliable supply of qualified human cells for our commercial products and services and for our research and product development activities. We typically purchased certain qualified human cells from selected third-party suppliers based on quality assurance, cost effectiveness, and regulatory requirements. We formed our wholly-owned subsidiary, Samsara, to eventually serve as a key source of the primary human cells we utilize in our business. We have relied on a combination of third-party suppliers and Samsara to meet our demand for human cells for our in vitro business. We worked closely with Samsara and our third-party suppliers to assure adequate supply while maintaining high quality and reliability. If demand for our products and services were to grow significantly, we would most likely need to identify additional sources of qualified human cells and there can be no guarantee that we would be able to access the quantity and quality of raw materials needed at a cost-effective price. Any failure to obtain a reliable supply of sufficient human cells or a supply at cost effective prices would harm our business and our results of operations and could cause us to be unable to comply with the contractual obligations we owe to our customers and collaboration partners.

Risks Related to Government Regulation

Violation of government regulations or quality programs could harm demand for our products or services, and the evolving nature of government regulations could have an adverse impact on our business.

To the extent that our products are used in the manufacturing or testing processes for customers drug and medical device products, such end-products or services may be regulated by the FDA under Quality System Regulations (QSR) or the Centers for Medicare & Medicaid Services (CMS) under Clinical Laboratory Improvement Amendments of 1988 (CLIA’88) regulations. The customer is ultimately responsible for QSR, CLIA’88 and other compliance requirements for their products. Failure to comply with these requirements could result in lost sales of our products and regulatory delays or objections and potential product liability claims. In addition, customers may require that services be conducted pursuant to the requirements of Good Laboratory Practice (GLP) in order to provide suitable data for their INDs and other regulatory filings. No regulatory review of data from our platform technology has yet been conducted and there is no guarantee that our technology will be acceptable under GLP, or that compliance with GLP requirements could be achieved on the timetable required by customers. As a result, the violation of government regulations or failure to comply with quality requirements could harm demand for these products or services, and the evolving nature of government regulations could have an adverse impact on our ability to sell the assets or intellectual property associated with these products and services on favorable terms, or at all. If we fail to do so, any strategic transaction we consummate may offer limited value for our existing business and proprietary technology and may not enhance stockholder value.

We used hazardous chemicals, biological materials and infectious agents in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our product manufacturing research and development, and testing activities involve the controlled use of hazardous materials, including chemicals, biological materials and infectious disease agents. We cannot eliminate the risks of accidental contamination or the accidental spread or discharge of these materials, or any resulting injury from such an event. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous materials and specified waste products, as well as the discharge of pollutants into the environment and human health and safety matters. We were also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, and the experimental use of animals. Our operations may have required that environmental permits and approvals be issued by applicable government agencies. If we failed to comply with these requirements, we could incur substantial costs, including civil or criminal fines and penalties, clean-up costs or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance.

Risks Related to Our Intellectual Property

If we are not able to adequately protect our proprietary rights, our business could be harmed.

If we do not protect our intellectual property adequately, competitors may be able to use our technologies and the value of our business and any strategic transaction would be harmed. To protect our products and technologies, we and our collaborators and licensors must prosecute and maintain existing patents, obtain new patents and pursue other intellectual property protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Moreover, the patent positions of many biotechnology and pharmaceutical companies are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, we cannot guarantee that:

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

3.3	Bylaws of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2012).

3.4	Amendment to Organovo Holdings Bylaws, dated October 10, 2019 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: November 7, 2019	By:	/s/ Taylor Crouch
	Name:	Taylor Crouch
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Craig Kussman
	Name:	Craig Kussman
	Title:	Chief Financial Officer (Principal Financial Officer)