Form 10-K/A
period 2020-03-31
ORGANOVO HOLDINGS, INC.
filed 2020-07-29
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of outstanding shares of the registrant’s common stock, as of June 1, 2020 was 130,618,203.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Organovo Holdings, Inc. (“Organovo,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Fiscal 2020”), as filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2020 (the “Original Form 10-K”).

The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Form 10-K, which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Original Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosure contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the date on which the Original Form 10-K was filed.

Organovo Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended March 31, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors Information

Presently, our Board of Directors is comprised of six directors. Our Board is divided into three classes, with one class standing for election each year for a three-year term. There are currently two Class I directors, two Class II directors, and two Class III directors. On July 14, 2020, we entered into a Cooperation Agreement with Keith E. Murphy. Pursuant to the Cooperation Agreement, on July 14, 2020, the Board appointed Mr. Murphy and Adam Stern to the six member Board as Class III directors, with terms expiring at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”) and two of the Company’s existing directors, Richard Maroun and David Shapiro, resigned from the Board and from each Board committee on which they serve, effective immediately.

The Board, pursuant to the terms of the Cooperation Agreement, also agreed to nominate, recommend, support and solicit proxies for the re-election of Messrs. Murphy and Stern at the 2020 Annual Meeting as Class III directors, each for a three-year term expiring at the 2023 Annual Meeting of Stockholders. Directors are elected by a plurality of the votes cast at the Annual Meeting. Because this will be an uncontested election of directors, Messrs. Murphy and Stern will each be elected to the Board under the plurality voting standard if they receive any vote “FOR” their election. Notwithstanding the plurality voting standard, Messrs. Murphy and Stern have each submitted written irrevocable, conditional resignations from the Board that will be automatically effective if they receive more “WITHHOLD” votes than votes cast “FOR” their election at the 2020 Annual Meeting.

Mr. Murphy also agreed to certain standstill provisions with respect to his actions with regard to the Company and its Common Stock for the duration of the Standstill Period, which is defined in the Cooperation Agreement as the period commencing on the date of the Agreement and ending thirty (30) calendar days prior to the expiration of the advance notice period for the submission by stockholders of director nominations for consideration at the 2021 Annual Meeting (as set forth in the advance notice provisions of the Company’s Amended and Restated Bylaws).

In addition to the information set forth below regarding our directors and our director candidates and the skills that led our Board to conclude that these individuals should serve as directors, we also believe that all of our directors and director nominees have a reputation for integrity, honesty and adherence to the highest ethical standards. We believe they each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and to their Board duties.

Information About our Directors

The following sets forth information regarding the business experience of our directors as of July 17, 2020:

Name	Age	Position
Taylor Crouch	60	Director, Chief Executive Officer and President
Mark Kessel	79	Director
Kirk Malloy, Ph.D.	53	Independent Chairman
Keith Murphy	48	Director
Adam Stern	56	Director
Carolyn Beaver	62	Director

Class III Directors Continuing in Office until the 2020 Annual Meeting of Stockholders

Keith Murphy, Director, re-joined our Board in July 2020 and was appointed to the Board pursuant to the terms of the Cooperation Agreement. Mr. Murphy is the Chief Executive Officer and Chairman of Viscient Biosciences, Inc., a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Mr. Murphy previously served as the President and Chief Executive Officer of Organovo from February 2012 through April 2017, and as Chairman from February 2012 through August 2017. Mr. Murphy also previously served as President, Chief Executive Officer, and Chairman of Organovo, Inc., Organovo’s primary operating company prior to its going-public transaction, from August 2007 to February 2012. Prior to founding Organovo, Mr. Murphy served in various roles at Amgen, Inc. from August 1997 to July 2007 including as Global Operations Leader for the osteoporosis/bone cancer drug Prolia/Xgeva (denosumab). Prior to joining Amgen, Mr. Murphy served at Alkermes, Inc., a biotechnology company, from July 1993 to July 1997, where he played a role on the development team for their first approved product, Nutropin (hGH) Depot. He holds a BS in Chemical Engineering from MIT and is an alumnus of the UCLA Anderson School of Management.

Mr. Murphy’s previous experience in the biotechnology field, especially in developing novel products, his experience and expertise with our 3D bioprinting technology and product development opportunities and strategy, and his educational experience qualify him to be a member of our Board of Directors.

Adam Stern, Director, re-joined our Board in July 2020 and was appointed to the Board pursuant to the terms of the Cooperation Agreement. Mr. Stern is currently the Chief Executive Officer of SternAegis Ventures and has been the Head of Private Equity Banking at Aegis Capital Corp since 2012. Prior to SternAegis, from 1997 to 2012, he was Senior Managing Director at Spencer Trask Ventures, Inc., where he managed the structured finance group focusing primarily on technology and life science companies. From 1989 to 1997, Mr Stern was at Josephthal & Co., Inc., Members of the New York Stock Exchange, where he served as Head of Private Equity and Managing Director. He has been a FINRA licensed securities broker since 1987 and a Registered General Securities Principal since 1991. Mr. Stern previously served as a director of Organovo from February 2012 to June 2013. Mr. Stern has been a founding investor in numerous private and public companies and currently serves as a director of DarioHealth Corp. (Nasdaq: DRIO), Matinas BioPharma Holdings, Inc. (NYSE: MTNB), Aerami Therapeutics, Inc. and HydroFarm Holdings, Inc. Mr. Stern graduated with a Bachelor of Arts degree from The University of South Florida in 1987.

Mr. Stern’s extensive experience in corporate finance, his expertise in the life sciences industries and his previous experience as a member of our Board qualify him to be a member of our Board of Directors.

Class I Directors Continuing in Office Until the 2021 Annual Meeting of Stockholders

Kirk Malloy, Ph.D., Chairman, joined our board in December 2014, and has served as our Lead Independent Director or Chairman since August 2016. Dr. Malloy has held management and executive leadership positions in rapidly growing life science and diagnostic companies for more than 20 years. Dr. Malloy is currently the Chief Executive Officer and Founder of BioAdvisors, LLC where he provides consulting services for life science companies and their investors. He is also the Executive Chairman of Verogen, Inc., a sequencing company solely dedicated to forensic science. Dr. Malloy serves as an independent director for public and private companies, including NanoString Technologies, Inc., Phoseon Technologies, JumpCode Genomics and IGenomX. Dr. Malloy previously served as the Senior Vice President and General Manager of the Life Sciences and Applied Markets Business of Illumina, Inc., a position he held from January 2014 to April 2016. At that time, the Life Sciences and Applied Markets Business was Illumina’s largest business unit, with annual revenues greater than $1 billion. Dr. Malloy joined Illumina in 2002, and served in a number of executive leadership positions, including Vice President, Global Customer Solutions from 2007 to 2013, Vice President, Global Quality from 2005 to 2007 and Senior Director, Global Customer Solutions from 2002 to 2005. Prior to joining Illumina, Dr. Malloy held leadership positions at Biosite, Inc. and commercial management positions at Qiagen, Inc. Before joining the industry, Dr. Malloy spent several years as an academic scientist teaching and conducting research. Dr. Malloy received his B.S. degrees in Biology and Marine Science from the University of Miami, College of Arts & Sciences and his M.S. and Ph.D. degrees in Marine Biology/Biochemistry from the University of Delaware, College of Earth, Ocean and Environment and held post-doctoral positions at Boston University and Northeastern University. He completed a certification for Corporate Directors at UCLA’s Anderson School in 2012. Dr. Malloy has 12 peer-reviewed publications and book chapters, dozens of invited and contributed scientific presentations and has been a reviewer for various scientific journals.

Dr. Malloy’s managerial and leadership experience, including his many years of experience in managing and supervising the commercialization of biotechnology products, permit him to contribute valuable strategic management insight, and qualify him to be a member of our Board of Directors.

Carolyn Beaver, Director, joined our Board in February 2019 and has over 30 years of audit and financial management experience. She previously held several positions at Sequenom Inc., a life sciences testing company, including Chief Financial Officer and Senior Vice President from March 2015 to October 2016, Chief Financial Officer from June 2014 to March 2015 and Vice President and Chief Accounting Officer from June 2012 to March 2015. Ms. Beaver was previously Corporate Vice President and Controller of Beckman Coulter, Inc., a biomedical laboratory instrument and test company, from August 2005 until June 2012, and was named Chief Accounting Officer in October 2005, a position she held until July 2011, following the acquisition of Beckman Coulter, Inc. by Danaher Corporation. She also served as interim Chief Financial Officer of Beckman Coulter from July 2006 through October 2006. Ms. Beaver was a director of Commerce National Bank, chair of its audit committee and a member of its asset/liability committee from 2005 until the bank was acquired in 2013. Ms. Beaver served as an audit partner with KPMG LLP from 1987 to 2002. She was named a director and member of the audit committee of MaxLinear, Inc., a high-performance broadband and networking semiconductor company, in December 2018. Ms. Beaver received a Bachelor of Science degree in Business Administration from California State Polytechnic University, Pomona and is a certified public accountant (inactive).

In appointing Ms. Beaver as a director, the Board determined that she is qualified to be a member of the Company’s Board based on her financial reporting and accounting expertise and experience. Specifically, the Board considered Ms. Beaver’s prior service as Chief Financial Officer and Chief Accounting Officer for life sciences companies, her past and current board and board committee experience and her prior employment as an audit partner with KPMG LLP.

Class II Directors Continuing in Office Until the 2022 Annual Meeting of Stockholders

Taylor Crouch, Director, Chief Executive Officer, and President, joined the Company as Chief Executive Officer and President and was appointed to the Board in April 2017. Mr. Crouch has over 25 years of experience building and leading technology, expertise and product-based companies in the life sciences and biotech industries. For more than seven years, he managed and served as an operational investor in a group of leading clinical research site companies. Specifically, Mr. Crouch served as Chief Executive Officer at eStudySite from January 2009 to June 2016; as Executive Chairman of Meridien Research from December 2013 to September 2016; and as a Director of the National Research Institute from September 2011 through July 2016. Prior to this, Mr. Crouch served as senior vice president of operations/president international at Ligand Pharmaceuticals, Inc., a publicly traded company, from 2005 to 2007, with responsibilities for new business development, technical operations, international sales and clinical research. Prior to Ligand, he was president and chief operating officer of Discovery Partners International, a publicly traded drug discovery services and technology provider. Earlier in his career, he was Chief Executive Officer of Variagenics, Inc., a publicly traded pharmacogenomics company, Senior Vice President of Marketing and Sales at Parexel International (a global CRO), and he also held international management positions in new product development and commercialization at Pfizer and Schering Plough.

Mr. Crouch’s previous service as a chief executive officer or as a senior executive officer for other leading life science and biotech companies, especially his expertise and leadership in growing their commercial operations and his deep experience in research and drug development strategy, as well as his role as our Chief Executive Officer and President, qualify him to be a member of our Board of Directors.

Mark Kessel, Director, joined our Board in August 2016. He currently is an advisor to healthcare companies, as well as a director of not-for-profit institutions. Mr. Kessel was a partner of Symphony Capital, LLC, a private equity firm he co-founded in 2002 that invests in biopharmaceutical company clinical development programs. At the law firm of Shearman & Sterling from 1971 to 2001, Mr. Kessel held various roles, including as managing partner leading the international law firm’s day-to-day operations. He helped build the firm, serving as a leader in the healthcare, biopharmaceutical, agricultural biotech, high-tech, and financial services practices. He also established the firm’s San Francisco office, serving as its managing partner and turning it into the leader in M&A, capital markets, and corporate governance. He also served Of Counsel to the firm until June 2019. Mr. Kessel has previously served on several public biopharmaceutical company boards.

Mr. Kessel’s extensive experience in corporate governance, licensing, and strategic finance, as well as his deep experience advising pharmaceutical and biotech companies, qualify him to be a member of our Board of Directors.

The following figures reflect the current independence status and tenure of our Board:

No Family Relationships

There are no family relationships between any of our officers and directors.

Executive Officers

The following persons are our executive officers and hold the positions set forth opposite their names as of this filing:

Name	Age	Position
Taylor Crouch	60	Chief Executive Officer and President
Craig Kussman	62	Chief Financial Officer
Jennifer Kinsbruner Bush, JD	45	Senior Vice President, General Counsel, Corporate Secretary and Compliance Officer

See the section entitled “Board of Directors Information” above, for a description of the business experience and educational background of Mr. Crouch.

Craig Kussman, Chief Financial Officer, joined us in August 2016. Prior to joining Organovo, Mr. Kussman served as the Chief Financial Officer at Alphaeon Corporation, a lifestyle healthcare company, from October 2014 to August 2016. From August 2010 until October 2014, Mr. Kussman served as Chief Financial Officer of XIFIN, Inc., a healthcare information technology company. Mr. Kussman also formerly served as Chief Financial Officer and Senior Vice President of Corporate Development for Ascenta Therapeutics, a developmental stage biopharmaceutical company. He has also held senior executive positions at Breach Security, Discovery Partners International, Inc., SYNAVANT Inc., Cognizant Corp., and IMS Health. Mr. Kussman received an MBA in Finance from The Wharton School, and a BA in Economics and Mathematics from Pomona College.

Jennifer Kinsbruner Bush, JD, General Counsel, Corporate Secretary and Compliance Officer, joined us in September 2014. Ms. Bush has more than 15 years of intellectual property, corporate legal, regulatory, compliance, and transactional experience. Prior to joining Organovo, from October 2010 to August 2014, Ms. Bush held positions of increasing responsibility at Broadcom Corp., where she was most recently Associate General Counsel. Before joining Broadcom, from February 2010 to October 2010, Ms. Bush served as Associate General Counsel of DivX, Inc. prior to its acquisition by Sonic Solutions in October 2010. Ms. Bush practiced for 10 years at nationally ranked law firms, serving as an associate and then as a principal with Fish & Richardson, P.C. from 2002 to 2010 and as an associate with Irell & Manella LLP from 2001 to 2002, where she represented clients focused on a variety of technologies, including in the areas of medical devices, life sciences, software, and consumer products. Prior to entering into private practice, Ms. Bush served as a law clerk to the Honorable Stanley Marcus, 11th Circuit Court of Appeals, from 2000 to 2001. Ms. Bush received a J.D. from Yale Law School and an A.B. in history and Latin American Studies from Princeton University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Act”), requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the Company’s knowledge, no person who, during Fiscal 2020, was a director or officer of the Company, or beneficial owner of more than 10% of the Company’s common stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act. The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating to the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Corporate Governance

Overview

We are committed to maintaining high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct, together with our Certificate of Incorporation, Bylaws and the charters of our Board Committees, form the basis for our corporate governance framework. As discussed below, our Board of Directors has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. During Fiscal 2020, our Board also established a Special Committee in connection with our Strategic Alternatives Process, which was disbanded following the Special Meeting in April 2020. The references to our website address below do not constitute incorporation by reference of the information contained at or available on our website.

Corporate Governance Guidelines

Our Corporate Governance Guidelines are designed to facilitate the effective corporate governance of our Company. Our Corporate Governance Guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, communications from stockholders to the Board, succession planning and the annual evaluations of the Board and its committees. Our Corporate Governance Guidelines are reviewed regularly by the Nominating and Corporate Governance Committee and amended by our Board when appropriate. The full text of our Corporate Governance Guidelines is available on our website at www.organovo.com. A printed copy may also be obtained by any stockholder upon request to our Corporate Secretary.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our officers, directors, employees and consultants. Among other matters, our Code of Business conduct is designed to deter unlawful or unethical behavior and to promote the following:

•	Prohibiting conflicts of interest (including protecting corporate opportunities);
•	Protecting our confidential and proprietary information and that of our customers and vendors;
•	Treating our employees, customers, suppliers and competitors fairly;
•	Encouraging full, fair, accurate, timely and understandable disclosure;
•	Protecting and properly using company assets;
•	Complying with laws, rules and regulations (including insider trading laws); and
•	Encouraging the reporting of any unlawful or unethical behavior.

Any waiver of the Code of Business Conduct for our executive officers, directors or employees may be made only by our Nominating and Corporate Governance Committee and will be promptly disclosed on our website. We have posted a copy of our Code of Business Conduct, and intend to post amendments to this code, on our website at www.ir.organovo.com as permitted under SEC rules and regulations.

Board Leadership Structure

Our Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company and its stockholders. As of the date of this filing, Dr. Malloy serves as the independent Chairman of the Board and Mr. Crouch serves as our Chief Executive Officer. Our Board has determined that separating the positions of Chief Executive Officer and Chairman of the Board is in the best interests of the Company and its stockholders at this time.

Our Board believes that the current leadership structure, which separates the Chairman and Chief Executive Officer roles, enhances the accountability of our Chief Executive Officer to our Board and encourages balanced decision making. In addition, our Board believes that this structure provides an environment in which the independent directors are fully informed, have significant input into the content of Board meetings, and are able to provide objective and thoughtful oversight of management. Our Board also adopted this leadership structure in recognition of the differences in responsibilities. While our Chief Executive Officer is responsible for the day-to-day leadership and operations of the Company, the Chairman of the Board provides guidance to our Board and sets the agenda for Board meetings. Our Chairman also provides performance feedback on behalf of our Board to our Chief Executive Officer. Our Board also considered that our Audit, Compensation, Nominating and Corporate Governance, and Special Committees, which oversee critical matters such as the integrity of our financial statements, the compensation of executive management, the selection and evaluation of directors, the development and implementation of corporate governance policies, and the oversight of the Company’s compliance with laws and regulations, each consist entirely of independent directors. Our Board intends to evaluate from time to time whether our Chief Executive Officer and Chairman positions should remain separate based on what our Board determines is best for the Company and its stockholders.

Board Committees

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Special Committee
Independent Director
Mark Kessel, J.D.	Member	Member	Member	Chair
Kirk Malloy, Ph.D.		Chair	Chair	Member
Adam Stern	Member	Member
Carolyn Beaver	Chair		Member
Non-Independent Director
Taylor Crouch
Keith Murphy

Audit Committee. Our Audit Committee currently consists of Ms. Beaver (Chair), Mr. Stern, and Mr. Kessel. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each existing and planned future member of the Audit Committee is an “independent director” under the Nasdaq listing standards, are financially literate under Nasdaq listing standards, and at least one member has financial sophistication under Nasdaq listing standards. The Board has also determined that Mr. Stern, Mr. Kessel, and Ms. Beaver are each an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.organovo.com.

Consideration of Director Nominees

General. In evaluating nominees for membership on our Board, our Nominating and Corporate Governance Committee applies the Board membership criteria set forth in our Corporate Governance Guidelines. Under these criteria, the Committee takes into account many factors, including an individual’s business experience and skills (including skills in core areas such as operations, management, technology, relevant industry knowledge (e.g., research tools, contract research services, therapeutics, drug discovery, reimbursement, medical/surgical), accounting and finance, regulatory matters and clinical trials, leadership, strategic planning and international markets), as well as independence, judgment, professional reputation, integrity and ability to represent the best interests of the Company and its stockholders. In addition, the Nominating and Corporate Governance Committee will also consider the ability of the nominee to commit sufficient time and attention to the activities of the Board, as well as the absence of any potential conflicts with the Company’s interests. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. The Board does not have a formal policy with respect to diversity of nominees. Rather, our Nominating and Corporate Governance Committee considers Board membership criteria as a whole and seeks to achieve diversity of occupational and personal backgrounds on the Board. Our Board will be responsible for selecting candidates for election as directors based on the recommendation of the Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee regularly assesses the appropriate size of our Board, and whether any vacancies on our Board are expected due to retirement or other reasons. In the event that vacancies are anticipated, or otherwise arise, the Committee will consider various potential nominees who may come to the attention of the Committee through current Board members, professional search firms, stockholders or other persons. Each potential nominee brought to the attention of the Committee, regardless of who recommended such potential nominee, is considered on the basis of the criteria set forth in our Corporate Governance Guidelines.

Stockholder Nominees. The Nominating and Corporate Governance Committee will review a reasonable number of candidates for director recommended by a single stockholder who has held over 1.0% of our common stock for over one year and who satisfies the notice, information and consent provisions set forth in our Bylaws. The Board will use the same evaluation criteria and process for director nominees recommended by stockholders as it uses for other director nominees. A stockholder wishing to formally nominate an individual for election to the Board must do so by following the procedures described in the Company’s Bylaws. There has been no change to the procedures set forth in our Bylaws by which stockholders may recommend nominees to our Board.

Item 11. Executive Compensation.

The following discussion is designed to provide our stockholders with an understanding of our compensation philosophy and objectives as well as an overview of the analysis that our Compensation Committee performed in setting the compensation of our executive officers for Fiscal 2020 (i.e., the period from April 1, 2019 to March 31, 2020).

This discussion summarizes the Compensation Committee’s determination of how and why, in addition to what, compensation actions were taken for our Chief Executive Officer, our two other most highly compensated executive officers serving as of the end of Fiscal 2020, as well as our two other most highly compensated former executive officers serving during Fiscal 2020, including:

•	Taylor Crouch, our Chief Executive Officer and President;
•	Craig Kussman, our Chief Financial Officer;
•	Jennifer Kinsbruner Bush, JD, our Senior Vice President, General Counsel, Corporate Secretary and Compliance Officer;
•	Steven Hughes, M.D., our former Chief Medical Officer; and
•	Paul Gallant, our former General Manager.

Dr. Hughes and Mr. Gallant were terminated without Cause in connection with our strategic alternatives process and corporate restructuring on August 30, 2019 and September 30, 2019, respectively. These five individuals are collectively referred to in this Annual Report as our “named executive officers”.

Recent “Say-on-Pay” Vote

At our 2019 Annual Meeting of Stockholders, we held a stockholder advisory vote, commonly referred to as a “say-on-pay” vote, to approve the compensation of our named executive officers for Fiscal 2019 (i.e., the period from April 1, 2017 to March 31, 2019). We received favorable consideration from our stockholders, with approximately 65% of stockholder votes cast in favor of the proposal. As a result, the Compensation Committee decided to retain our general compensation framework and approach in Fiscal 2020. The Compensation Committee will consider the outcome of the annual say-on-pay votes when making future compensation decisions.

Compensation Philosophy and Objectives

Our executive compensation program focuses on creating alignment between our stockholders and executive officers by including both performance and incentive-based compensation elements. Our compensation package also combines both short- and long-term components (cash and equity, respectively) at the levels the Compensation Committee determined to be appropriate to motivate, reward, and retain our executive officers. Our executive compensation program is designed to achieve the following key objectives:

•	Attract, retain, and reward talented executives and motivate them to contribute to the Company’s success and to build long-term stockholder value;
•	Establish financial incentives for executives to achieve our key financial, operational, and strategic goals;
•	Enhance the relationship between executive pay and stockholder value by utilizing long-term equity incentives; and
•	Recognize and reward executives for superior performance.

Use of Market Data and Benchmarking

The Compensation Committee endeavors to set compensation at competitive levels. In order to do this, the Compensation Committee compares our compensation packages with the packages offered by other companies that are similarly situated, and with which we compete for talent.

For Fiscal 2020, the Compensation Committee engaged Arnosti, an independent compensation consultant, as the Compensation Committee’s advisor reporting directly to the chair of the Committee. The Compensation Committee determined that no conflict of interest exists that would preclude Arnosti from serving as an independent consultant to the Committee.

The Compensation Committee requested Arnosti to conduct a review and analysis of our executive compensation programs as compared against competitive benchmarks. This included a benchmarking analysis against prevailing market practices of a peer group of comparable companies approved by the Compensation Committee and broader industry trends and benchmarks. The analysis included a review of the “Total Direct Compensation” (which includes, salary, cash incentives, and equity awards) of our executive officers, and was based on an assessment of market trends covering available public information as well as proprietary information provided by Arnosti.

For Fiscal 2020, based on recommendations from Arnosti, our Compensation Committee determined that our peer group should be modified to better reflect our current market valuation as well as the growing importance of our therapeutics program to our overall business model. With input from Arnosti, our Compensation Committee added a group of companies focused on human therapies, with comparable size, revenues, market valuations, and stage of leading therapeutic candidate. These additions to our peer group include: Applied Genetic Technologies and Athersys, Inc. Our Compensation Committee also replaced some of the companies previously included in our peer group because their market valuations had grown too low for direct comparison to our Company, and/or their business focus had become less relevant for direct comparison to our Company. Our Compensation Committee then used the compensation data from this revised peer group in setting executive compensation for Fiscal 2020.

The peer group for Fiscal 2020 included:

Agenus	Infinity Pharmaceuticals	Stemline Therapeutics
Applied Genetic Technologies	Pfenex	SurModics
Arrowhead Research Corporation	Progenics Pharmaceuticals	Sientra
Athersys	Proteostasis Therapeutics	Zafgen
Bellicum Pharmaceuticals	REGENXBIO
Cerus	Ra Pharmaceuticals

Determination of Executive Compensation

In setting executive compensation for Fiscal 2020, the Compensation Committee generally targeted Total Direct Compensation at or near the median of the peer group it approved.

In addition to peer group data, the Compensation Committee considered relevant publicly available market data and surveys and the compensation reports it received from Arnosti. The Compensation Committee also reviewed and considered the compensation recommendations of our Chief Executive Officer (other than with respect to determining his own compensation), the Company’s overall performance during Fiscal 2020, the Company’s financial status and operating runway, each executive officer’s responsibilities and contribution to the Company’s achievement of the Fiscal 2020 corporate goals, and each executive officer’s individual performance during Fiscal 2020. With respect to new hires, our Compensation Committee considered the executive officer’s background and historical compensation in lieu of prior year performance in addition to benchmark data for the newly hired executive’s position.

Commitment to Good Compensation Governance Practices

In designing our executive compensation program, our Compensation Committee intends to create alignment between our stockholders and executive officers and to implement good compensation governance by:

•	Annual Advisory Vote on the Compensation of our Named Executive Officers – We provide our stockholders with the ability to vote annually on the compensation of our named executive officers.
•

Independent Compensation Consultant – The Compensation Committee engaged Arnosti during Fiscal 2020 to serve as its independent compensation consultant. Arnosti did not provide any other services to the Company during the periods it served as a consultant to the Compensation Committee.

•

Performance and Incentive Based – A significant percentage of the Total Direct Compensation our executive officers can earn is performance and incentive based, thereby aligning the interests of our executive officers with our stockholders’ interests.

•

Stock Ownership Guidelines – The Compensation Committee established stock ownership guidelines to further align our executive officers’ interests with those of our stockholders. The guidelines require each of our named executive officers to acquire and hold a meaningful ownership interest in our Company.

•

Compensation Risk Assessment – The Compensation Committee oversees and evaluates an annual risk assessment of the Company’s compensation program. The Compensation Committee believes that the performance goals established for incentives do not encourage excessive risk-taking or have the potential to encourage behavior that may have a material adverse effect on the Company.

•

Prohibitions on Hedging, Pledging and Margin Activities – Our insider trading policy prohibits hedging transactions by Company employees. Under the policy, all short-term, speculative or hedging transactions in Organovo securities are prohibited by all employees. In addition, the policy specifically prohibits the use of Organovo securities for pledging and margin activities.

The Compensation Committee believes that the program and policies described above demonstrate the Company’s commitment to, and consistent execution of, an effective performance-oriented executive compensation program. Please see our “2020 Proxy Statement Summary” for an additional list of our compensation best practices.

Components of Executive Compensation

The framework established by the Compensation Committee, based on the data provided by Arnosti, for our executive compensation program consists of a base salary, performance-based cash incentives and long-term equity-based incentives. The Compensation Committee endeavors to combine these compensation elements to develop a compensation package that provides competitive pay, rewards our executive officers for achieving our commercial, operational and strategic objectives and aligns the interests of our executive officers with those of our stockholders.

Base Salary: The Compensation Committee has provided, and will continue to provide, our executive officers with a base salary to compensate them for services provided during the fiscal year. In addition to benchmark data from our peer group, our Compensation Committee considers the Company’s overall performance during the prior fiscal year, cash burn, the Company’s financial status and operating profile, each executive officer’s responsibilities and contribution to the achievement of the prior year’s corporate goals, and each executive officer’s individual performance during the prior fiscal year. The evaluations and recommendations proposed by our Chief Executive Officer are also considered (other than with respect to determining his own compensation). With respect to new hires, the Compensation Committee considers an executive’s background and historical compensation in lieu of prior year performance as well as benchmark data for the new hire’s position. Our Compensation Committee evaluates and sets the base salaries for our executives following annual performance evaluations, as well as upon a promotion or other change in responsibility. Our Compensation Committee expects to continue to utilize these policies going forward.

For Fiscal 2020, the Compensation Committee did not provide a cost of living adjustment to our executive officers compared to Fiscal 2019.

The base salaries of our named executive officers for Fiscal 2020 as compared to Fiscal 2019 are set forth in the following table:

Name and Title	Fiscal 2020 Base Salary	Fiscal 2019 Base Salary	Increase
Taylor Crouch, Chief Executive Officer and President	$515,000	$515,000	0.0%
Craig Kussman, Chief Financial Officer	$396,675	$396,675	0.0%
Jennifer Kinsbruner Bush, JD, SVP, General Counsel, Corporate Secretary and Compliance Officer	$357,410	$357,410	0.0%
Steven Hughes, M.D., Former Chief Medical Officer	$400,000	$400,000	0.0%
Paul Gallant, Former General Manager	$288,025	$288,025	0.0%

Performance-Based Cash Incentive Awards. Our executive compensation program includes an annual performance-based cash incentive award, which provides our executive officers with an annual cash incentive opportunity as a percentage of their base salaries based upon the achievement of corporate and individual performance goals evaluated and approved by the Compensation Committee. For Fiscal 2020, the Compensation Committee determined that the annual target bonus opportunity expressed as a percentage of base salary for Mr. Crouch should be 50% of his base salary, the annual target bonus opportunities for Mr. Kussman and Ms. Bush should be 40% of their respective base salaries. Each executive officer is eligible to receive up to 150% of his or her target bonus amount based on the achievement of “stretch” corporate goals. If the minimum base performance level is met for a corporate goal, the Compensation Committee has the discretion to assign zero percentage to that performance goal or a bonus percentage on an interpolated basis between zero and 100%. For performance between the target and stretch levels for a performance goal, the bonus percentage for that performance goal is determined on an interpolated basis. For Fiscal 2020, each executive’s annual performance-based cash incentive award was based 100% on the achievement of the Company’s corporate goals.

For Fiscal 2020, our Compensation Committee established two corporate performance goals, including: (i) restructuring the Company and conducting a Strategic Alternatives Process, and (ii) concluding a reverse merger before the end of the fiscal year. Each of these goals were weighted equally at 50%. For Fiscal 2020, the Compensation Committee evaluated the Company’s performance relative to each of these corporate performance goals and assigned the following values to each of the corporate performance goals: (i) 100% related to restructuring the Company and conducting a comprehensive Strategic Alternatives Process, and (ii) 0% because the Company’s proposed reverse merger was not approved by the Company’s stockholders.

Based on these scores and the relative weights applied to each goal, the Company achieved an overall aggregate of 50% of the corporate performance goals established by the Compensation Committee and described above.

Accordingly, the Compensation Committee approved bonus payments for Fiscal 2020 as follows:

Name and Title	Percentage of Goal	Fiscal 2020 Bonus Award
Taylor Crouch, Chief Executive Officer and President	50%	$128,750
Craig Kussman, Chief Financial Officer	50%	$79,335
Jennifer Kinsbruner Bush, JD, SVP, General Counsel, Corporate Secretary and Compliance Officer	50%	$71,482

In addition to the bonuses discussed above, the Company paid the following pro-rated target bonuses to Dr. Hughes and Mr. Gallant as provided for by our Severance Plan and their Severance Agreements:

Name and Title	Percentage of Prorated Salary	Fiscal 2020 Bonus Award
Steven Hughes, M.D., Former Chief Medical Officer	40%	$66,885
Paul Gallant, Former General Manager	40%	$57,605

Equity-Based Incentive Awards. In addition to base salaries and annual performance-based cash incentives, the Compensation Committee generally provides long-term, equity-based incentive awards to our executive officers. For Fiscal 2020, these grants consisted of performance-based restricted stock units (“PBRSU’s”) that vest in full upon the earlier of the Company’s engagement in a pre-IND meeting with the FDA, twenty-four months from the grant-date, or a change in control. In determining the size and terms of the PBRSU awards, the Compensation Committee considered benchmark data from our peer group, publicly available market and survey data and the individual performance of the named executive officers. The Compensation Committee also considered the equity award levels recommended by the Company’s Chief Executive Officer for the named executive officers (other than himself), and approved the following PBRSU awards for Fiscal 2020:

Name	Retention Stock Award (#)	Retention Stock Award ($)	Total ($)	Multiple of Fiscal 2020 Base Salary
Taylor Crouch	2,021,428	$989,893	$989,893	1.9
Craig Kussman	806,550	$394,968	$394,968	1.0
Jennifer Kinsbruner Bush, JD	721,650	$353,392	$353,392	1.0
Steven Hughes, M.D.	1,212,857	$593,936	$593,936	1.5
Paul Gallant	586,214	$287,069	$287,069	1.0

Additional information regarding the potential accelerated vesting applied to the equity awards held by each executive officer in the event his or her services to the Company are terminated in the event of a change in control of the Company (i.e., “double trigger” accelerated vesting) is discussed below under “Potential Payments upon Termination or Change in Control.”

Other Benefits

In order to attract and retain qualified individuals and pay market levels of compensation, we have historically provided, and will continue to provide, our executives with the following benefits:

•	Health Insurance – We provide each of our executives and their spouses and children the same health, dental, and vision insurance coverage we make available to our other eligible employees.
•	Life and Disability Insurance – We provide each of our executives with the same life and disability insurance as we make available to our other eligible employees.
•

Pension Benefits – We do not provide pension arrangements or post-retirement health coverage for our executives or employees. We implemented a 401(k) Plan effective January 1, 2014. We provide a company matching contribution up to 3.5% of compensation for all participants in the 401(k) plan, including our executive officers, to help attract and retain top talent.

•	Nonqualified Deferred Compensation – We do not provide any nonqualified defined contribution or other deferred compensation plans to any of our employees.
•

Perquisites – We limit the perquisites that we make available to our executive officers. In certain cases, we have reimbursed our executives officers for their relocation expenses on their initial hire.

Severance Plan Participation Agreements

In November 2015 (the “Effective Date”), we entered into a Severance and Change in Control Plan Participation Agreement (the “Participation Agreement”) with each of our executive officers and certain key employees pursuant to our Severance and Change in Control Plan (the “Severance Plan”) approved by our Compensation Committee. The Severance Plan establishes the amount of severance payments and benefits available in the event of a (i) termination of employment by the Company for reasons other than Cause, death or Disability or by the participant for Good Reason and (ii) termination of employment by the Company for reasons other than Cause, death or Disability or by the participant for Good Reason within six months before or within 12 months after a Change in Control (as defined in the Severance Plan). In May 2020, we amended the Severance and Change in Control Plan to clarify the definitions of Change in Control and Good Reason, and to establish that our General Counsel is included as a Tier 1 Employee under the Plan.

The Severance Plan establishes four tiers of employees: Tier 1, Tier 2, Tier 3 and Tier 4. In Fiscal 2020, the Company’s Tier 1 employees included Taylor Crouch, our Chief Executive Officer, and Craig Kussman, the Company’s Chief Financial Officer. The Tier 1 employees also currently include Jennifer Bush, the Company’s SVP, General Counsel, Corporate Secretary and Compliance Officer. The Company’s Tier 2 employees included all non-Tier 1 members of the Company’s executive team. The Company’s Tier 3 employees include all Senior Vice Presidents who are not members of the Company’s executive team. The Company’s Tier 4 employees include all Vice Presidents who are not members of the Company’s executive team.

Upon termination of employment by the Company for reasons other than Cause, death or Disability or by the participant for Good Reason, each (i) Tier 1 employee is eligible for a cash severance payment equal to 2.0 times the employee’s base salary, paid in a lump sum, plus a pro-rated target bonus for the fiscal year in which the termination occurs, Health Benefit Continuation (as defined in the Severance Plan) for up to 18 months, and Outplacement Assistance (as defined in the Severance Plan) for 18 months; (ii) Tier 2 employee is eligible for a cash severance payment equal to 1.0 times the employee’s base salary, paid in a lump sum, plus a pro-rated target bonus for the fiscal year in which the termination occurs, Health Benefit Continuation for up to 12 months, and Outplacement Assistance for 12 months. The Severance Plan does not provide for accelerated vesting of the equity awards held by the Tier 1 or Tier 2 employees in the event of their termination without Cause or their resignation for Good Reason.

Upon termination of employment by the Company for reasons other than Cause, death or Disability or by the participant for Good Reason within 6 months before or within 24 months after a Change in Control (as defined in the Severance Plan), each (i) Tier 1 employee is eligible for a cash severance payment equal to 2.0 times the employee’s base salary, paid in a lump sum, plus a pro-rated target bonus for the fiscal year in which the termination occurs, Health Benefit Continuation (as defined in the Severance Plan) for up to 18 months, and Outplacement Assistance (as defined in the Severance Plan) for 18 months; (ii) Tier 2 employee is eligible for a cash severance payment equal to 1.0 times the employee’s base salary, paid in a lump sum, plus a pro-rated target bonus for the fiscal year in which the termination occurs, Health Benefit Continuation for up to 12 months, and Outplacement Assistance for 12 months. In addition, each Tier 1-4 employee will receive full accelerated vesting of all outstanding equity grants and a one-year time period to exercise any stock options or stock appreciation rights which are not cashed out upon the Change in Control.

Payment of awards under the Severance Plan is conditioned upon the employee signing a general release of claims in favor of the Company and agreeing to abide by restrictive covenants including maintaining confidential information of the Company, non-solicitation and non-recruitment of Company employees for the Restricted Period (as defined below), non-solicitation of the Company’s customers or potential customers during the Restricted Period, non-employment by and limitations on investment in competitors of the Company for the Restricted Period, and no disparagement of the Company. The Restricted Period is twenty-four months for Tier 1 employees and twelve months for Tier 2 employees.

Further, pursuant to the terms of the Severance Plan Participation Agreements, any existing employment or severance agreement between the Company and the participant was immediately terminated and replaced with the provisions of the Severance Plan, subject to limited exceptions required to comply with the requirements of Internal Revenue Code Section 409A.

“Cause” as defined in the Severance Plan means (i) the willful and continued failure of the Participant to perform substantially the Participant’s duties with Organovo (other than any such failure resulting from incapacity due to physical or mental illness), as determined by the Board with respect to any Tier 1 or Tier 2 Employee, and as determined by Organovo’s Chief Executive Officer with respect to Employees in Tiers 3-4 no earlier than thirty (30) days after a written demand for substantial performance is delivered to the Participant, which specifically identifies the manner in which Organovo believes that the Participant has willfully and continuously failed to perform substantially the Participant’s duties with Organovo (provided, however, that with respect to any Tier 1 or Tier 2 Employee, the failure to achieve individual or Company-based performance goals, budgets or targets shall not be deemed to be a failure of the Participant to perform his or her duties for purposes of this definition of Cause); (ii) the willful engaging by the Participant in illegal conduct or gross misconduct which is materially and demonstrably injurious to Organovo or Participant’s ability to perform his or her duties with Organovo; (iii) conviction (including a plea of guilty or nolo contendere ) of a felony; (iv) a material violation of a material written policy of Organovo or any Affiliate, violation of which would be grounds for immediate dismissal under applicable Company policy; (v) failure to comply in any material respect with the Foreign Corrupt Practices Act, the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Truth in Negotiations Act, or any rules or regulations thereunder; (vi) a material breach of the restrictive covenants in Section 7(b) subject to the cure provisions provided in Section 7(b) of the Plan.

“Change in Control” means the effective date of the occurrence of any of the following events:

(i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act, including for purposes of clarity a “group” (within the meaning of Section 13(d)(3) of the Exchange Act)) becomes the “beneficial owner” (as such term is defined in Rule 13d‑3 under the Exchange Act), directly or indirectly, of securities of Organovo representing more than thirty percent (30%) of the total Fair Market Value or total combined voting power of Organovo’s then‑outstanding securities entitled to vote generally in the election of Directors; provided, however, that a Change in Control shall not be deemed to have occurred if such degree of beneficial ownership results from any of the following: (A) an acquisition by any person or group who on the Effective Date is the beneficial owner of more than thirty percent (30%) of such voting power, (B) any acquisition directly from Organovo, including, without limitation, pursuant to or in connection with a public offering of securities, (C) any acquisition by Organovo, (D) any acquisition by a trustee or other fiduciary under an employee benefit plan of a Participating Company or (E) any acquisition by an entity owned directly or indirectly by the shareholders of Organovo in substantially the same proportions as their ownership of the voting securities of Organovo; or

(ii) an Ownership Change Event (as defined below) or series of related Ownership Change Events (collectively, a “Transaction”) in which the shareholders of Organovo immediately before the Transaction do not retain immediately after the Transaction direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of the outstanding securities entitled to vote generally in the election of Directors or, in the case of an Ownership Change Event described in clause (iii) of that definition, the entity to which the assets of Organovo were transferred (the “Transferee”), as the case may be; or

(iii) a majority of members of the non-employee Incumbent Directors (as defined below) is replaced during any twelve (12)-month period; or

(iv) a liquidation, winding up or dissolution of the Company;

provided, however, that a Change in Control shall be deemed not to include an event described in subsection (i) until the earlier of (a) the person or group has two or more representatives on the Board of Directors or (b) the person or group becomes the “beneficial owner” (as such term is defined in Rule 13d‑3 under the Exchange Act), directly or indirectly, of securities of Organovo representing more than fifty percent (50%) of the total Fair Market Value or total combined voting power of Organovo’s then‑outstanding securities entitled to vote generally in the election of Directors.

For purposes of subsections (i) and (ii), indirect beneficial ownership shall include, without limitation, an interest resulting from ownership of the voting securities of one or more corporations or other business entities which own Organovo or the Transferee, as the case may be, either directly or through one or more subsidiary corporations or other business entities.

In addition, for purposes of subsections (i) and (ii), the Committee shall determine whether multiple acquisitions of the voting securities of Organovo and/or multiple Ownership Change Events are related and to be treated in the aggregate as a single Change in Control, and its determination shall be final, binding and conclusive.

For purposes of this definition of Change in Control, “Incumbent Director” means a director who either (i) is a member of the Board as of the Effective Date or (ii) is elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but excluding a director who was elected or nominated in connection with an actual or threatened proxy contest relating to the election of directors of Organovo or at the request of a person or group who is the “beneficial owner” (as such term is defined in Rule 13d‑3 under the Exchange Act), directly or indirectly, of securities of Organovo representing more than five percent (5%) of the total Fair Market Value or total combined voting power of Organovo’s then‑outstanding securities entitled to vote generally in the election of Directors); and “Ownership Change Event” means the occurrence of any of the following with respect to Organovo: (i) the direct or indirect sale or exchange in a single or series of related transactions by the shareholders of Organovo of securities of Organovo representing more than fifty percent (50%) of the total combined voting power of Organovo’s then outstanding securities entitled to vote generally in the election of Directors; (ii) a merger or consolidation in which Organovo is a party; or (iii) the sale, exchange, or transfer of all or substantially all of the assets or an exclusive license of all or substantially all of the intellectual property of Organovo (other than a sale, exchange or transfer to one or more subsidiaries of Organovo).”

“Disability” means incapacity due to physical or mental illness which has rendered the Participant unable effectively to carry out his/her duties and obligations to Organovo or unable to participate effectively and actively in the management of Organovo for a period of ninety (90) consecutive days or for shorter periods aggregating to one-hundred twenty (120) days (whether or not consecutive) during any consecutive twelve (12) months.

“Good Reason” as defined in the Severance Plan means, without the Participant’s consent:

(i) In the case of a Tier 1, 2, 3, or 4 Employee, a material diminution in the Participant’s Base Salary or Target Bonus Potential. This does not apply to a material diminution in the case of a Tier 1 or Tier 2 Employee resulting from a determination by both the CEO and the Compensation Committee that Organovo’s financial condition is such that a reduction in compensation is appropriate and the reduction is applied uniformly to all Company officers;

(ii) a material diminution in the Participant’s authority, duties, or responsibilities, which shall include (A) with respect to any Participant who is a member of the Board, any failure of the Board to appoint or the stockholders of Organovo to elect such Participant as a member of the Board, or any removal of Participant from the Board for reasons other than Cause, (B) with respect to any Participant who is a Tier 1 or Tier 2 Employee, removal from Organovo’s Executive Team;

(iii) with respect to any Participant who is a Tier 1, 2, 3, or 4 Employee, a material diminution in the authority, duties, or responsibilities of the supervisor to whom the Participant is required to report;

(iv) any requirement that the Participant relocate, by more than fifty (50) miles, the principal location from which the Participant performs services for Organovo immediately prior to the termination of employment or the occurrence of the Change in Control; or

(v) in the case of any Participant who is a Tier 1, 2, 3, or 4 Employee, the occurrence of an event listed in subsections (i), (iii), or (iv) of the definition of “Change in Control”.

Death or Disability Benefits

The outstanding equity awards held by our executive officers provide such executive officers with accelerated vesting if the executive officer terminates services with the Company as a result of death or disability. In order for an equity award to be eligible for accelerated vesting, the executive officer’s death or disability must occur more than 90 days after the date the equity award was granted. With respect to performance-based equity awards, an executive officer will vest at target levels upon the executive officer’s death or disability.

Potential Payments upon Termination or Change in Control

As described in “Executive Compensation – Severance Plan Participation Agreements” we entered into Severance and Change in Control Plan Participation Agreements with our current named executive officers. The following table sets forth the amounts payable to each of our current named executive officers based on an assumed termination as of March 31, 2020 based upon certain designated events.

Name	Cash Severance ($)(3)	Health and Other Insurance Benefits ($)	Stock Options (Unvested and Accelerated) ($)(1)	Restricted Stock Units (Unvested and Accelerated) ($)(2)	Fiscal Year 2020 Total ($)(3)
Taylor Crouch
Termination for reasons other than Cause, death or Disability, or for Good Reason	$1,030,000	$63,955	$-	$-	$1,093,955
Termination in connection with a Change of Control	$1,030,000	$63,955	$-	$928,163	$2,022,118

Craig Kussman
Termination for reasons other than Cause, death or Disability, or for Good Reason	$793,350	$82,164	$-	$-	$875,514
Termination in connection with a Change of Control	$793,350	$82,164	$-	$382,792	$1,258,306

Jennifer Kinsbruner Bush, JD (4)
Termination for reasons other than Cause, death or Disability, or for Good Reason	$714,820	$27,587	$-	$-	$742,407
Termination in connection with a Change of Control	$714,820	$27,587	$-	$340,393	$1,082,800

(1)

Requires a change of control plus a qualifying termination of employment before vesting of options would be accelerated. The value of the accelerated options is determined by multiplying (a) the difference between the closing price of our common stock on the Nasdaq Capital Market on the assumed termination date and the applicable exercise price of each option, by (b) the number of unvested and accelerated options. No value is included in the table above for the acceleration of stock option awards because the fair market value of our common stock on the Nasdaq Capital Market on March 31, 2020 was lower than each of the outstanding stock option awards held by our named executive officers.

(2)

Requires a change of control plus a qualifying termination of employment before vesting of RSUs would be accelerated. The values of the accelerated RSUs were determined by multiplying the closing price of our common stock on the assumed termination date (i.e., March 31, 2020) on the Nasdaq Capital Market by the number of unvested and accelerated RSUs.

(3)	Payable in a lump sum.
(4)	On May 19, 2020, the Company amended its Severance and Change in Control Plan, pursuant to which Ms. Bush became a “Tier 1 Employee” (as defined in the Severance and Change in Control Plan).

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each named executive officer for Fiscal 2020 and Fiscal 2019.

Name and Principal Position	Year or Period	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)		Total ($)
Taylor Crouch	2020	$515,000		$—		$989,893	$—	$128,750	$9,766		$1,643,409
Chairman, Chief Executive Officer, President	2019	$515,000		$—		$438,773	$1,734,057	$226,600	$9,778		$2,924,208
Craig Kussman	2020	$396,675		$—		$394,968	$—	$79,335	$9,774		$880,752
Chief Financial Officer	2019	$396,675		$—		$136,859	$867,029	$142,803	$9,717		$1,553,083
Jennifer Kinsbruner Bush, JD	2020	$357,410		$—		$353,392	$—	$71,482	$9,799		$792,083
SVP, General Counsel, Corporate Secretary and Compliance Officer	2019	$357,410		$—		$129,256	$846,940	$139,390	$9,639		$1,482,635
Steven Hughes, M.D.	2020	$178,779	(6)	$37,500	(7)	$593,936	$—	$66,885	$436,392	(8)	$1,313,492
Former Chief Medical Officer	2019	$266,667	(5)	$37,500	(7)	$—	$—	$117,000	$11,968		$433,135
Paul Gallant	2020	$180,344	(9)	$—		$287,069	$—	$57,605	$309,126	(10)	$834,144
Former General Manager	2019	$288,025		$—		$121,652	$658,373	$92,168	$9,691		$1,169,909

(1)

These amounts represent the grant date fair value of time-based and performance-based restricted stock unit awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 5 – Stockholders’ Equity” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the SEC.

(2)

These amounts represent the grant date fair value of time-based stock option awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 5 – Stockholders’ Equity” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the SEC.

(3)

Includes amounts paid under the Company’s Performance-Based Cash Incentive Award program based on the achievement of corporate and individual performance goals established and measured by the Compensation Committee.

(4)

These amounts include matching contributions to the 401(k) Plan made for each named executive officer. The formula for determining the matching contributions is the same for named executive officers as it is for all salaried employees (and are subject to the same statutory maximum). Excludes payments made for the reimbursement of medical insurance premiums and life insurance available for all salaried employees. For more information regarding these benefits, see above under “Other Benefits.” In addition, these amounts include travel allowances for Steven Hughes, per his hiring agreement.

(5)	Dr. Hughes joined the Company as Chief Medical Officer effective July 31, 2018. This amount represents the prorated salary approved by the board of directors for Fiscal 2019.
(6)	Dr. Hughes was terminated on August 30, 2020. This amount represents the prorated salary during Fiscal 2020.
(7)

Dr. Hughes joined the Company as Chief Medical Officer effective July 31, 2018. Includes a $75,000 sign-on bonus earned by Dr. Hughes, of which $37,500 was paid in Fiscal 2019 and $37,500 was paid in Fiscal 2020.

(8)

In addition to the matching contributions to the 401(k) plan and travel allowances discussed above, this represents amounts paid under the Severance Agreement with Dr. Hughes, including $400,000 of severance, $9,946 of COBRA, and $14,500 of outplacement services.

(9)	Mr. Gallant was terminated on September 30, 2020. This amount represents the prorated salary during Fiscal 2020.
(10)

In addition to the matching contributions to the 401(k) plan discussed above, this represents amounts paid under the Severance Agreement with Mr. Gallant, including $288,025 of severance and $14,500 of outplacement services.

Outstanding Equity Awards at Fiscal Year End

The following table shows certain information regarding outstanding equity awards as of March 31, 2020 for our named executive officers:

	Option Awards					Stock Awards
	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Taylor Crouch	1,435,646	(6)	652,566	$2.73	4/24/2027				158,706	(9)	$65,069
	262,500	(10)	337,500	$1.84	5/24/2028	83,677	(11)	$34,308
	506,250	(12)	843,750	$1.135	8/15/2028
						2,021,428	(13)	$828,785
Craig Kussman	288,750	(4)	41,250	$4.01	8/23/2026	16,500	(5)	$6,765
						68,750	(7)	$28,188
	131,250	(10)	168,750	$1.84	5/24/2028	41,838	(11)	$17,154
	253,125	(12)	421,875	$1.135	8/15/2028
						806,550	(13)	$330,686
Jennifer Kinsbruner Bush, JD	150,000	(1)	—	$6.84	11/6/2024
	125,000	(2)	—	$4.92	6/4/2025
	93,750	(6)	6,250	$3.99	7/11/2026	3,125	(3)	$1,281
						6,562	(7)	$2,690
						59,375	(8)	$24,344
	123,959	(10)	159,374	$1.84	5/24/2028	39,514	(11)	$16,201
	253,125	(12)	421,875	$1.135	8/15/2028
						721,650	(13)	$295,877

(1)	25% of the stock options vested and became exercisable on September 2, 2015, with the remaining option shares vesting in equal quarterly amounts over the following three years.
(2)	25% of the stock options vested and became exercisable on June 4, 2016, with the remaining option shares vesting in equal quarterly amounts over the following three years.
(3)	The RSUs began vesting and settle for shares of the Company’s common stock equally over sixteen quarters for a total of 48 months beginning on May 15, 2016.
(4)	25% of the stock options vested and became exercisable on August 23, 2017, with the remaining option shares vesting in equal quarterly amounts over the next three years.
(5)

25% of the RSUs vested and settled for shares of the Company’s common stock on August 23, 2017, with the remaining RSUs vesting and settling for shares in equal quarterly amounts over the next three years.

(6)

25% of the stock options vested and became exercisable on April 24, 2018 in the case of Mr. Crouch and May 15, 2017 in the case of Ms. Bush, with the remaining option shares vesting in equal quarterly amounts over the following three years.

(7)	The RSUs began vesting and settle for shares of the Company’s common stock equally over sixteen quarters for a total of 48 months beginning on June 27, 2017.
(8)

25% of the RSUs vested and settled for shares of the Company’s common stock on November 15, 2017, with the remaining RSUs vesting and settling for shares in equal quarterly amounts over the next three years.

(9)

On December 12, 2018, the Board of Directors amended the vesting criteria of a previously granted PBRSU. The vesting the performance-based RSU is divided into three separate tranches, each with independent vesting criteria. Based on the amendment to the vesting criteria, the remaining 158,706 units eligible to vest upon future performance were divided into three separate but equal tranches with independent vesting criteria based on the achievement of certain regulatory milestones. As of March 31, 2020, none of the amended tranches had vested.

(10)	The stock options began vesting and become exercisable equally over sixteen quarters for a total of 48 months beginning on May 15, 2018.

(11)	The RSUs began vesting and settle for shares of the Company’s common stock equally over sixteen quarters for a total of 48 months beginning on May 15, 2018.
(12)

25% of the stock options vested and became exercisable on August 15, 2019, with the remaining option shares vesting on a quarterly basis over the next 12 quarters (for a total vesting period of 48 months from the Vesting Commencement Date).

(13)

On July 2, 2019, the Compensation Committee approved Performance-Based Restricted Stock Unit Awards (the “PBRSU Retention Awards”). The PBRSU Retention Awards will vest in full upon the earlier of the Company’s engagement in a pre-IND meeting with the FDA, twenty-four months from the grant-date, or a change in control. As of March 31, 2020, none of the awards had vested.

Director Compensation

Our directors play a critical role in guiding our strategic direction and overseeing the management of our Company. Ongoing developments in corporate governance and financial reporting have resulted in an increased demand for such highly qualified and productive public company directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate incentives for our directors’ continued performance by paying compensation commensurate with our directors’ workload. Our non-employee directors are compensated based upon their respective levels of Board participation and responsibilities, including service on Board Committees. Our employee directors receive no separate compensation for their service as directors.

Our director compensation is overseen by the Compensation Committee, which makes recommendations to our Board of Directors on the appropriate structure for our non-employee director compensation program and the appropriate amount of compensation. Our Board of Directors is responsible for final approval of our non-employee director compensation program and the compensation paid to our non-employee directors.

In connection with establishing our non-employee director compensation for Fiscal 2020, the Compensation Committee retained Arnosti as its independent compensation consultant. With the assistance of Arnosti, the Board of Directors and Compensation Committee conducted a formal review of our non-employee director compensation and incentive programs relative to the same peer group used in benchmarking the compensation for our executive officers. The Compensation Committee and the Board determined that a philosophy of targeting total compensation for our non-employee directors at the 50th percentile (based on peer group benchmarks), is in the best interests of the Company and its stockholders.

Non-Employee Director Compensation Framework

For Fiscal 2020, our non-employee director compensation program consisted of: (i) annual cash retainers for Board service and for service as the chair or member of one of the standing Board Committees and (ii) long-term equity awards granted on an annual basis to continuing non-employee directors immediately following the Annual Meeting of Stockholders or upon their initial appointment to the Board for new directors. Our non-employee directors are not entitled to any Board or Board Committee meeting fees.

Annual Cash Retainers. For Fiscal 2020, each of our non-employee directors was eligible to receive an annual cash retainer of $50,000 for Board membership and the Lead Independent Director or Independent Chairman was eligible to receive an additional $50,000. In addition, for Fiscal 2020 each of our non-employee directors was eligible to receive the applicable annual retainers set forth below for Committee Chairs and for service as a member of a Board Committee:

Position	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee	Special Committee
Committee Chair (additional retainer)	$15,000	$10,000	$9,500	$-
Committee Member	$10,000	$7,750	$5,000	$15,000

No additional meeting fees were paid to our non-employee directors.

Annual Long-Term Equity Awards. In addition to the annual cash retainers, each non-employee director continuing in office after the adjournment of the 2019 Annual Meeting of Stockholders received a stock option award (the “Annual Award”) immediately following the adjournment of the annual meeting. The number of shares subject to the Annual Award was calculated by taking the number of shares of common stock equal to 0.04% of the outstanding shares of common stock of the Company as of the date of the Annual Award, with the number of shares subject to the option rounded to the nearest 500 shares.

The Annual Award has an exercise price equal to the closing market price of the Company’s common stock on the date of the Annual Awards. Each such Annual Award will vest in full on the earlier of (i) one year from the date of the Annual Award or (ii) the next Annual Meeting of Stockholders held by the Company, subject to acceleration in the event of the change of control.

Initial Long-Term Equity Awards. During Fiscal 2020, our non-employee director compensation program provided that upon joining the Board of Directors (whether by appointment or election by stockholders), a non-employee director will receive an initial stock option award (the “Initial Award”) equal to 0.04% of the outstanding shares of common stock of the Company as of the date of the Director’s appointment or election to the Board. The new director also receives an Annual Award calculated on the same basis as the Annual Award for an existing director, except that the initial Annual Award shall be pro-rated based on the date of the director’s appointment or election and the number of months remaining in the twelve-month period between the last regularly scheduled Annual Meeting held by the Company and the next regularly scheduled Annual Meeting to be held by the Company. The Initial Award and initial Annual Award will have an exercise price equal to the closing market price of the Company’s common stock on the date the awards are granted. Each such Initial Award will vest quarterly over a period of twelve quarters from the vesting commencement date, subject to acceleration in the event of the change of control. Each Annual Award shall vest in full on the earlier of (i) one year from the date of the Annual Award or (ii) the next Annual Meeting of Stockholders held by the Company, subject to acceleration in the event of the change of control.

Reimbursement. Our non-employee Directors are entitled to reimbursement for their reasonable travel and lodging expenses for attending Board and Board Committee meetings.

Fiscal Year 2021 Director Compensation

After our stockholders did not approve the Merger with Tarveda at the Special Meeting, our Compensation Committee and our Board of Directors determined that it would be in the best interests of the Company and its stockholders to save resources by amending our non-employee director compensation program. Effective May 15, 2020 (i.e. the period from May 15, 2020 to March 31, 2021) the non-employee director compensation consists only of: (i) an annual cash retainer of $50,000, payable in advance on a pro rata basis, for Board membership and (ii) an annual cash retainer of $10,000 for service as a member of the Company’s Audit Committee. The Board eliminated the additional $50,000 retainer payable to the Chairman and Lead Independent Director and eliminated all other Board Committee and Chair fees.

Director Compensation Table

The following table sets forth the compensation earned and paid to each non-employee director for service as a director during Fiscal 2020:

Name	Year or Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Mark Kessel	2020	$73,817	$—	$9,882	$—	$83,699
Kirk Malloy, Ph.D.	2020	$128,705	$—	$9,882	$—	$138,587
Richard Maroun	2020	$83,239	$—	$9,882	$—	$93,121
David Shapiro, M.D.	2020	$54,423	$—	$9,882	$—	$64,305
Carolyn Beaver	2020	$71,550	$—	$38,093	$—	$109,643
Bob Baltera (3)	2020	$33,382	$—	$—	$—	$33,382
Jim Glover (3)	2020	$34,348	$—	$—	$—	$34,348
Tamar Howson (3)	2020	$12,151	$—	$—	$—	$12,151

(1)

These amounts represent the grant date fair value of stock option awards granted by the Board, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 5 – Stockholders’ Equity” of our notes to consolidated financial statements in the Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the SEC.

(2)	Excludes amounts reimbursed for reasonable travel to Board and Board Committee meetings.
(3)	Messrs. Baltera and Glover resigned from the Board effective as of the 2019 Annual Meeting of Stockholders and Ms. Howson left the Board effective as of the 2019 Annual Meeting of Stockholders.

Director Compensation – Equity

The following table shows the total number of unvested Restricted Stock Units (“RSUs”) and total option awards held by each of our non-employee directors as of March 31, 2020:

Name	Unvested RSUs Outstanding (#)	Vested Stock Options Outstanding (#)	Unvested Stock Options Outstanding (#)
Mark Kessel	—	125,000	52,000
Kirk Malloy, Ph.D.	—	200,000	52,000
Richard Maroun	—	125,000	52,000
David Shapiro, M.D.	—	49,375	79,125
Carolyn Beaver	—	47,834	86,666

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of July 17, 2020 (the record date) by (i) each person who, to our knowledge (based solely on our review of Schedules 13D and 13G filed with the SEC), beneficially owns more than 5% of our common stock; (ii) each of our directors, director nominees and named executive officers (as disclosed in this Annual Report); and (iii) all of our executive officers, directors and director nominees as a group. Unless otherwise indicated in the table or the footnotes to the following table, each person named in the table has sole voting and investment power and such person’s address is c/o Organovo Holdings, Inc., 440 Stevens Ave, Suite 200, Solana Beach, CA 92075.

We determined the number of shares of common stock beneficially owned by each person under rules promulgated by the SEC, based on information obtained from Company records and filings with the SEC on or before July 17, 2020. In cases of holders who are not directors, director nominees and named executive officers, Schedules 13G or 13D filed with the SEC (and, consequently, ownership reflected here) often reflect holdings as of a date prior to July 17, 2020. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity had the right to acquire within sixty days of July 17, 2020. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual.

Applicable percentages are based on 130,618,203 shares of common stock outstanding as of July 17, 2020, as adjusted as required by the rules promulgated by the SEC.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Common Shares		Percent of Common Shares
5% Stockholders
ARK Investment Management, LLC	27,464,442	(2)	21.0%
Sumitomo Mitsui Trust Holdings, Inc.	12,807,832	(3)	9.8%
Renaissance Technologies LLC	7,023,760	(4)	5.4%

Directors and Named Executive Officers
Taylor Crouch	2,769,942	(5)	2.1%
Keith Murphy	1,326,402	(6)	1.0%
Jennifer Kinsbruner Bush, JD	997,456	(7)	*
Craig Kussman	986,137	(8)	*
Kirk Malloy, Ph.D.	259,500	(9)	*
Mark Kessel	192,000	(10)	*
Carolyn Beaver	108,500	(11)	*
Paul Gallant	67,642	(12)	*
Steve Hughes, M.D.	19,426	(13)	*
Adam Stern	-		-

All executive officers and directors as a group (10 persons)	6,727,005	(14)	5.1%

*	Less than one percent.
(1)

Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. Unless otherwise indicated and subject to community property laws where applicable, the individuals named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

(2)	Based solely upon ARK Investment Management LLC’s ETF website as of July 17, 2020. According to the ETF website, ARK Investment Management LLC has sole voting power with respect to 27,464,442 shares.
(3)

Based solely upon a Schedule 13G filed on February 12, 2020, by Sumitomo Mitsui Trust Holdings, Inc., 1-4-1 Marunouchi, Chyoda-ku, Tokyo 100-8233, Japan. According to the Schedule 13G, Sumitomo Mitsui Trust Holdings, Inc. has no sole voting power, shared voting power with respect to 12,807,832 shares, no sole dispositive power, and shared dispositive power with respect to 12,807,832 shares.

(4)

Based solely upon a Schedule 13G filed on February 12, 2020, by Renaissance Technologies LLC, 800 Third Avenue, New York, New York 10022. According to the Schedule 13G, Renaissance Technologies LLC has sole voting power with respect to 7,023,760 shares, no shared voting power, sole dispositive power with respect to 7,023,760 shares, and no shared dispositive power.

(5)

Includes options to purchase 2,709,173 option shares currently exercisable or exercisable within 60 days of July 17, 2020. Does not include a stock option to purchase 1,329,039 shares of common stock subject to future vesting pursuant to the terms of stock option agreements. Does not include 65,082 additional restricted stock units subject to future vesting pursuant to the terms of restricted stock unit agreements. An RSU represents a conditional right to receive one share of our common stock at a specified future date. Does not include a PBRSUs representing the right to receive up to 2,180,134 shares of common stock contingent upon the Company’s achievement of performance metrics. A PBRSU represents a conditional right to receive one share of our common stock at a specified future date.

(6)	Mr. Murphy rejoined the board of directors on July 15, 2020. Includes 255,255 shares are held in self-directed Equity Trust IRA FBO Keith Murphy.
(7)

Includes options to purchase 871,875 option shares currently exercisable or exercisable within 60 days of July 17, 2020. Does not include 461,458 additional option shares of common stock subject to future vesting pursuant to the terms of stock option agreements. Does not include 68,545 additional restricted stock units subject to future vesting pursuant to the terms of restricted stock unit agreements. An RSU represents a conditional right to receive one share of our common stock at a specified future date. Does not include a PBRSUs representing the right to receive up to 721,650 shares of common stock contingent upon the Company’s achievement of performance metrics. A PBRSU represents a conditional right to receive one share of our common stock at a specified future date.

(8)

Includes options to purchase 836,250 option shares currently exercisable or exercisable within 60 days of July 17, 2020. Does not include 468,750 additional option shares of common stock subject to future vesting pursuant to the terms of stock option agreements. Does not include 73,791 additional restricted stock units subject to future vesting pursuant to the terms of restricted stock unit agreements. An RSU represents a conditional right to receive one share of our common stock at a specified future date. Does not include a PBRSUs representing the right to receive up to 806,550 shares of common stock contingent upon the Company’s achievement of performance metrics. A PBRSU represents a conditional right to receive one share of our common stock at a specified future date.

(9)	Includes options to purchase 252,000 option shares currently exercisable or exercisable within 60 days of July 17, 2020.
(10)	Includes options to purchase 177,000 option shares currently exercisable or exercisable within 60 days of July 17, 2020.
(11)

Includes options to purchase 108,500 option shares currently exercisable or exercisable within 60 days of July 17, 2020. Does not include 26,000 additional option shares of common stock subject to future vesting pursuant to the terms of stock option agreements.

(12)

Includes 67,642 of RSUs that vested pursuant to the terms of restricted stock unit agreements prior to Mr. Gallant’s termination on September 30, 2019. An RSU represents a conditional right to receive one share of our common stock at a specified future date.

(13)

Includes 19,426 of RSUs that vested pursuant to the terms of restricted stock unit agreements prior to Dr. Hughes’s termination on August 30, 2019. An RSU represents a conditional right to receive one share of our common stock at a specified future date.

(14)

Includes options to purchase 5,023,298 option shares currently exercisable or exercisable within 60 days of July 17, 2020. Does not include 2,304,622 additional option shares of common stock subject to future vesting pursuant to the terms of stock option agreements. Does not include 207,418 additional restricted stock units subject to future vesting pursuant to the terms of restricted stock unit agreements. An RSU represents a conditional right to receive one share of our common stock at a specified future date. Does not include performance-based restricted stock unit awards representing the right to receive up to 3,708,334 shares of common stock contingent upon the Company’s achievement of various performance metrics. A PBRSU represents a conditional right to receive one share of our common stock at a specified future date.

Changes in Control

A change of control will be deemed to occur if the Advisory Nominees Proposal (as defined in the Cooperation Agreement) receives the requisite stockholder approval at the 2020 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans.

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

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has at any time been our employee. Except as set forth herein, none of our executive officers serves, or has served during the last fiscal year, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or our Compensation Committee.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independencec

Our shares of common stock are listed for trading on the Nasdaq Capital Market. As a result, our Board utilizes the definition of “independence” as that term is defined by the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC, including the additional independence requirements for members of our Audit and Compensation Committees. Our Board considers that a director is independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Capital Market and the rules and regulations of the SEC. Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based on this review, our Board has affirmatively determined that four of our six current directors, including Mark Kessel, Kirk Malloy, Ph.D., Carolyn Beaver and Adam Stern, qualify as “independent” directors. Taylor Crouch does not qualify as an independent director due to his current service as our Chief Executive Officer and President and Keith Murphy does not qualify as an independent director due to his service as Chief Executive Officer of Viscient, which has made payments to the Company in sufficient amounts to qualify as related party transactions leading to director non-independence.

Certain Relationships and Related Transactions

During Fiscal 2020 and Fiscal 2019, there was no transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for Fiscal 2020 and Fiscal 2019 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than (i) the transactions described below and (ii) the compensation arrangements with our executive officers and non-employee directors described in “Executive Compensation” and “Director Compensation,” respectively.

Collaboration Agreement with Viscient Biosciences, Inc.

In November 2018, the Company entered into a research services Quote with Viscient Biosciences (“Viscient”), an entity for which Keith Murphy, a member of our Board, serves as the Chief Executive Officer and President. Mr. Murphy is also a 10% or greater stockholder of Viscient Biosciences. Under this Quote, the Company provided research services in the amount of $142,000, amended in April 2019 to include an additional $7,000 of services. As of March 31, 2019, the Company recognized revenue of $42,000 for services provided and the remaining amount of $107,000 was recognized as revenue in the year ended March 31, 2020. In November 2019, the Company entered into an agreement with Viscient to sell certain bioprinting equipment and a non-exclusive license to certain intellectual property for approximately $171,000, of which $101,000 was recognized as other income and $70,000 was recognized as revenue in the year ended March 31, 2020. In addition to the services provided by Organovo, Viscient has purchased primary human cell-based products from our subsidiary, Samsara. Pursuant to the terms of multiple Quotes, $128,000 and $96,000 was recognized as revenue in the year ended March 31, 2020 and 2019, respectively. There is approximately $111,000 of accounts receivable outstanding as of March 31, 2020 and $39,000 of accounts receivable outstanding as of March 31, 2019. The agreements and quotes with Viscient do not require the Company to make any payments to Viscient or Mr. Murphy.

Mr. Stern has invested funds through a convertible promissory note in Viscient, but does not serve as an employee, officer or director of Viscient.

The Company entered into the agreement with Viscient in the ordinary course of business and on terms and conditions it believes are as fair as those it offers and receives from non-related third parties. In addition, the Audit Committee approved the Company’s transactions with Viscient in accordance with the Related Party Transaction Policy and Procedures described below.

Related Party Transaction Policy and Procedures

Pursuant to our Related Party Transaction Policy and Procedures, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our Audit Committee or a committee of our independent directors. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited, to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Our Audit Committee is responsible for, and has approved, the engagement of Mayer Hoffman as our independent registered public accounting firm for the fiscal year ending March 31, 2021. Substantially all of Mayer Hoffman McCann P.C.’s personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to Mayer Hoffman McCann P.C. in an alternative practice structure. Accordingly, substantially all of the hours expended on Mayer Hoffman’s engagement to audit the Company’s financial statements for Fiscal 2020 and Fiscal 2019, were attributed to work performed by persons other than Mayer Hoffman’s full-time, permanent employees.

The Audit Committee has and intends to continue to meet with Mayer Hoffman on a quarterly or more frequent basis. At such times, the Audit Committee has and will continue to review the services performed by Mayer Hoffman, as well as the fees charged for such services.

The following table sets forth the fees for services provided and billed by Mayer Hoffman and its associated entity CBIZ MHM, LLC, relating to Fiscal 2020 and Fiscal 2019.

	Fiscal Year 2020	Fiscal Year 2019
Audit fees	$346,955	$345,000
Audit-related fees	—	—
Tax Fees	$40,000	$28,000
All other fees	—	—

Total	$386,955	$373,000

Audit Fees: For the fiscal years ended March 31, 2020 and 2019, the aggregate audit fees billed by our independent auditors were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: For the fiscal years ended March 31, 2020 and 2019, there were no audit-related fees billed by our independent auditors, other than the fees described above.

Tax Fees: For the fiscal years ended March 31, 2020 and 2019, the tax-related fees billed by an associated entity of our independent auditors pertained to services related to tax return preparation and tax planning services.

All Other Fees: For the fiscal years ended March 31, 2020 and 2019, there were no fees billed by our independent auditors for other services, other than the fees described above.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Auditors

The Audit Committee has determined that all services provided by Mayer Hoffman to date are compatible with maintaining the independence of such audit firm. The charter of the Audit Committee requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent registered public accounting firm, subject to any exception permitted by law or regulation. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a). The following documents have been filed as part of this Amendment:

1.	Consolidated Financial Statements: No financial statements are filed with this Amendment. The financial statements wereincluded in Item 8 of Part II of the Original Form 10-K.
2.	Financial Statement Schedules: None.
3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Amendment.

(b). The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Amendment.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2012).

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

3.4

Amendment to Bylaws of Organovo Holdings, Inc., dated October 10, 2019 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019.

4.1	Description of Securities (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-35996), as filed with the SEC on May 28, 2020).

10.1+	Organovo, Inc. 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012).

10.2+	Organovo Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012).

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

10.12+

Amendment to the Organovo Holdings, Inc. Severence and Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2020).

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

Exhibit No.	Description
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

10.25

Cooperation Agreement, dated July 14, 2020, between the Company and Keith Murphy (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35996), as filed with the SEC on July 15, 2020).

10.26

Form of Release Agreement by Keith Murphy in favor of the Company’s directors and officers (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35996), as filed with the SEC on July 15, 2020).

10.27

Form of Separation and Mutual Release Agreement with the Company’s directors (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35996), as filed with the SEC on July 15, 2020).

10.28	Form of Separation Agreement and Release with the Company’s officers (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 15, 2020).

21.1	Subsidiaries of Organovo Holdings, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-35996), as filed with the SEC on May 28, 2020).

23.1

Consent of Independent Registered Public Accounting Firm (incorporated by reference from Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-35996), as filed with the SEC on May 28, 2020).

24.1	Power of Attorney (incorporated by reference from Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-35996), as filed with the SEC on May 28, 2020).

31.1

Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference from Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-35996), as filed with the SEC on May 28, 2020).

31.2

Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference from Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-35996), as filed with the SEC on May 28, 2020).

31.3	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

Exhibit No.	Description

31.4	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1

Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350 (incorporated by reference from Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-35996), as filed with the SEC on May 28, 2020).

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase#

101.DEF	XBRL Taxonomy Extension Definition Linkbase#

101.LAB	XBRL Taxonomy Extension Label Linkbase#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

*	Filed herewith.
+	Designates management contracts and compensation plans.
†

This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#	Previously filed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

By:	/s/ Taylor Crouch
Taylor Crouch
Chief Executive Officer and President (Principal Executive Officer)

Date:	July 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Taylor Crouch	Chief Executive Officer	July 29, 2020
Taylor Crouch	and President (Principal Executive Officer)

*	Chief Financial Officer	July 29, 2020
Craig Kussman	(Principal Financial Officer)

*	Chairman of the Board	July 29, 2020
Kirk Malloy

*	Director	July 29, 2020
Mark Kessel

*	Director	July 29, 2020
Caroline D. Beaver

/s/ Keith Murphy	Director	July 29, 2020
Keith Murphy

/s/ Adam Stern	Director	July 29, 2020
Adam Stern

*By: /s/ Taylor Crouch	July 29, 2020
Taylor Crouch, Attorney-In-Fact