Form 10-Q
period 2020-09-30
ORGANOVO HOLDINGS, INC.
filed 2020-11-05
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 1, 2020, a total of 6,732,090 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$17,656	$27,356
Accounts receivable	19	111
Prepaid expenses and other current assets	1,810	851
Total current assets	19,485	28,318
Fixed assets, net	22	—
Prepaid expenses and other assets, net	1,137	123
Total assets	$20,644	$28,441
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$201	$720
Accrued expenses	457	1,090
Total current liabilities	658	1,810
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 6,732,090 and 6,527,900 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	7	7
Additional paid-in capital	311,164	306,089
Accumulated deficit	(291,184)	(279,465)
Treasury stock	(1)	—
Total stockholders’ equity	19,986	26,631
Total Liabilities and Stockholders’ Equity	$20,644	$28,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues
Products and services	$—	$1,221	$—	$1,827
Collaborations and licenses	—	9	—	19
Grants	—	—	—	52
Total Revenues	—	1,230	—	1,898
Cost of revenues	—	264	—	315
Research and development expenses	28	1,445	28	5,268
Selling, general and administrative expenses	8,922	6,348	11,708	9,663
Total costs and expenses	8,950	8,057	11,736	15,246
Loss from Operations	(8,950)	(6,827)	(11,736)	(13,348)
Other Income (Expense)
Gain (loss) on fixed asset disposals	(5)	85	1	86
Interest income	4	183	12	380
Other income	1	267	6	267
Total Other Income	—	535	19	733
Income Tax Expense	—	(2)	(2)	(2)
Net Loss	$(8,950)	$(6,294)	$(11,719)	$(12,617)
Net loss per common share—basic and diluted	$(1.36)	$(1.00)	$(1.79)	$(2.00)
Weighted average shares used in computing net loss per common share—basic and diluted	6,565,245	6,517,859	6,547,430	6,430,781
Comprehensive Loss:
Net loss	$(8,950)	$(6,294)	$(11,719)	$(12,617)
Comprehensive loss	$(8,950)	$(6,294)	$(11,719)	$(12,617)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Six Months Ended September 30, 2019
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2019	6,201	$6	$297,047	—	$—	$(260,755)	$36,298
Issuance of common stock under employee and director stock option, RSU, and purchase plans	9	—	(52)	—	—	—	(52)
Issuance of common stock from public offering, net	304	—	4,996	—	—	—	4,996
Stock-based compensation expense	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	—	(6,323)	(6,323)
Balance at June 30, 2019 (Unaudited)	6,514	$6	$303,211	—	$—	$(267,078)	$36,139
Issuance of common stock under employee and director stock option, RSU, and purchase plans	8	—	(8)	—	—	—	(8)
Stock-based compensation expense	—	—	1,236	—	—	—	1,236
Net loss	—	—	—	—	—	(6,294)	(6,294)
Balance at September 30, 2019 (Unaudited)	6,522	$6	$304,439	—	$—	$(273,372)	$31,073

	Three and Six Months Ended September 30, 2020
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2020	6,528	$7	$306,089	—	$—	$(279,465)	$26,631
Issuance of common stock under employee and director stock option, RSU, and purchase plans	3	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	925	—	—	—	925
Net loss	—	—	—	—	—	(2,769)	(2,769)
Balance at June 30, 2020 (Unaudited)	6,531	$7	$307,013	—	$—	$(282,234)	$24,786
Stock option exercises	3	—	14	—	—	—	14
Issuance of common stock under employee and director stock option, RSU, and purchase plans	198	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	4,138	—	—	—	4,138
Treasury stock	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(8,950)	(8,950)
Balance at September 30, 2020 (Unaudited)	6,732	$7	$311,164	—	$(1)	$(291,184)	$19,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities
Net loss	$(11,719)	$(12,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on disposal of fixed assets	1	(85)
Depreciation and amortization	8	379
Stock-based compensation	5,063	2,456
Inventory write-off	—	214
Increase (decrease) in cash resulting from changes in:
Accounts receivable	92	(116)
Grants receivable	—	55
Inventory	—	(75)
Prepaid expenses and other assets	(2,011)	415
Accounts payable	(519)	(476)
Accrued expenses	(633)	(617)
Deferred revenue	—	(525)
Operating lease right-of-use assets and liabilities, net	—	(98)
Net cash used in operating activities	(9,718)	(11,090)
Cash Flows From Investing Activities
Proceeds from disposals of fixed assets	7	27
Net cash provided by investing activities	7	27
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	4,996
Employee taxes paid related to net share settlement of equity awards	(2)	(60)
Proceeds from exercise of stock options	14	—
Purchase of treasury stock	(1)	—
Net cash provided by financing activities	11	4,936
Net decrease in cash, cash equivalents, and restricted cash	(9,700)	(6,127)
Cash, cash equivalents, and restricted cash at beginning of period	27,356	36,556
Cash, cash equivalents, and restricted cash at end of period	$17,656	$30,429
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$17,656	$30,350
Restricted cash	—	79
Total cash, cash equivalent and restricted cash	$17,656	$30,429
Supplemental Disclosure of Cash Flow Information:
Fixed asset reclass	$31	$—
Income taxes paid	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Nature of operations

Organovo Holdings, Inc. (“Organovo,” and “the Company”) is an early-stage biotechnology company that develops highly customized 3D human tissues as living, dynamic models of healthy and diseased human biology for drug development. The Company’s proprietary technology is being used to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. The Company’s advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures. The Company believes these attributes can enable critical complex, multicellular disease models that the Company will use to develop clinically effective drugs for selected therapeutic areas. Except where specifically noted or the context otherwise requires, references to “the Company,” and “Organovo” in these notes to the unaudited condensed consolidated financial statements refers to Organovo Holdings, Inc. and its wholly owned subsidiaries, Organovo, Inc. and Opal Merger Sub, Inc.

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

In August 2019, after a rigorous assessment of its in vitro liver therapeutic tissue program, the Company concluded that the variability of biological performance and related duration of potential benefits no longer supported an attractive opportunity due to redevelopment challenges and lengthening timelines to compile sufficient data to support an investigational new drug (“IND”) filing. As a result, the Company suspended development of its lead program and all other related in-house pipeline development activities.

The Company’s Board of Directors (the “Board”) also engaged a financial advisory firm to explore the Company’s available strategic alternatives, including evaluating a range of ways to generate value from its technology platform and intellectual property, its commercial and development capabilities, its listing on the Nasdaq Capital Market, and the Company’s remaining financial assets. These strategic alternatives included possible mergers and business combinations, sales of part or all of its assets, and licensing and partnering arrangements. The Company implemented various restructuring steps to manage its resources and extend its cash runway, including reducing commercial activities related to its liver tissues, except for sales of primary human cells out of inventory, negotiating an exit from its long-term facility lease, selling various assets, and reducing its workforce. Additionally, in November 2019, the Company sold certain inventory and equipment and related proprietary information held by its wholly-owned subsidiary, Samsara Sciences, Inc. (“Samsara”), and as a result of such sale, Samsara ceased its operations.

After conducting a diligent and extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the receipt of more than 27 non-binding indications of interest from interested parties and careful evaluation and consideration of those proposals, and following extensive negotiation with Tarveda Therapeutics, Inc. (“Tarveda”), on December 13, 2019, the Company entered into a merger agreement with Tarveda (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company’s wholly-owned merger subsidiary would merge with and into Tarveda (the “Merger”), with Tarveda becoming a wholly-owned subsidiary of Organovo and the surviving corporation of the Merger . The Merger Agreement included various conditions to the consummation of the Merger, including approval by the Company’s stockholders at a Special Meeting of Stockholders to be held on April 7, 2020 (the “Special Meeting”).

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

The Cooperation Agreement and Advisory Nominees Proposal

Following the Special Meeting and the termination of the Merger Agreement, the Board continued to solicit stockholder feedback regarding the Company’s strategic alternatives and how to maximize stockholder value. In response to feedback from its largest stockholder regarding its desire for the Board to consider opportunities in the 3D bioprinting field and suggestion that the Board should speak with Keith Murphy, the Company’s founder, stockholder and former Chief Executive Officer and Chairman, for potential business ideas, the Board initiated discussions with Mr. Murphy. Based on these discussions, the Company entered into a Cooperation Agreement with Mr. Murphy on July 14, 2020 (the “Cooperation Agreement”). Under the terms of the Cooperation Agreement, the Board appointed Mr. Murphy and Adam K. Stern to the Board as Class III directors, and two of the Company’s existing directors, Richard Maroun and David Shapiro, resigned from the Board and all Board committees. The Board also agreed to nominate, recommend, support and solicit proxies for the re-election of Messrs. Murphy and Stern at the Company’s 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). The Board also agreed to nominate, recommend, support and solicit proxies for an advisory stockholder vote (the “Advisory Nominees Proposal”) at the 2020 Annual Meeting to appoint three individuals, Douglas Jay Cohen, David Gobel and Alison Tjosvold Milhous (collectively, the “Advisory Nominees”), to the Board. Mr. Murphy identified each of the Advisory Nominees. The Board approved the appointment of the Advisory Nominees, to be automatically effective immediately following the final adjournment of the 2020 Annual Meeting if the final vote tabulation for the Advisory Nominees Proposal received more votes cast “FOR” than “AGAINST” its approval. In addition, each of the Company’s then-current directors (other than Messrs. Murphy and Stern) agreed to resign from the Board immediately following the appointment of the Advisory Nominees. At the 2020 Annual Meeting held on September 15, 2020, the Company’s stockholders approved the re-election of Messrs. Murphy and Stern to the Board as Class III directors with votes “For” of 59,229,909 (98.9%) and 59,147,657 (98.8%), respectively, to hold office until the 2023 Annual Meeting of Stockholders. The final vote tabulation for the Advisory Nominees Proposal received more votes cast “FOR” than “AGAINST” its approval, with votes “For” of 54,368,360 (91.4%) and, accordingly, effective upon the final adjournment of the 2020 Annual Meeting, Ms. Milhous was appointed as a Class I director to hold office until the 2021 Annual Meeting of Stockholders and Messrs. Cohen and Gobel were appointed as Class II directors to hold office until the 2022 Annual Meeting (collectively, the “New Director Slate”) and Carolyn Beaver, Taylor Crouch, Mark Kessel and Kirk Malloy, Ph.D. each resigned as directors.

COVID-19

In December 2019 a respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 or coronavirus emerged. While initially the outbreak was largely concentrated in China, it has since spread globally and been declared a pandemic by the World Health Organization. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns.

The extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In particular, the continued coronavirus pandemic could adversely impact the Company’s operations, including among others, the timing and ability to pursue its strategy, given the impact it may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance its research and development activities and pursue development of its pipeline products, each of which could have an adverse impact on the Company’s business and financial results.

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

The unaudited condensed consolidated financial statements include the accounts of Organovo and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the Securities and Exchange Commission (“SEC”). Operating results for interim periods are not necessarily indicative of operating results for the Company’s fiscal year ending March 31, 2021 (see “Note 1. Description of Business”).

On August 18, 2020, the Company effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

Liquidity

As of September 30, 2020, the Company had cash and cash equivalents of approximately $17.7 million and an accumulated deficit of approximately $291.2 million. The Company also had negative cash flows from operations of approximately $9.7 million during the six months ended September 30, 2020.

Through September 30, 2020, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the three and six months ended September 30, 2020, the Company issued no shares of its common stock through its ATM facility.

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

The Company believes its cash and cash equivalents on hand will be sufficient to meet its financial obligations for at least the next 12 months of operations. The approval of the Advisory Nominees Proposal triggered a “Change of Control” under the Company’s severance plan, as well as its Directors and Officers (“D&O”) liability insurance policies, which required the following cash outlays: i) approximately $2.8 million for severance obligations; ii) approximately $2.0 million (or $1.7 million net of returned premium) for a six year D&O tail insurance policy; and iii) a new D&O policy premium at approximately $0.8 million. The cash outlays for severance obligations and D&O tail insurance policies were one-time non-recurring expenses that occurred in September 2020 and therefore are reflected in the ending cash balance. In addition, as the Company recommences its operations and is focusing its efforts on drug discovery and development, the Company will need to raise additional capital to implement this new business plan. The Company cannot predict with certainty the exact amount or timing for any future capital raises. If required, the Company may seek to raise additional capital through debt or equity financings, or through some other financing arrangement. However, the Company cannot be sure that additional financing will be available if and when needed, or that, if available, it can obtain financing on terms favorable to its stockholders. Any failure to obtain financing when required will have a material adverse effect on the Company’s business, operating results, financial condition and ability to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the unaudited condensed consolidated financial statements include those assumed in the valuation of stock-based compensation expense and the valuation allowance on deferred tax assets. On an ongoing basis, management reviews these estimates and assumptions. Though the impact of the COVID-19 pandemic to its business and operating results presents additional uncertainty, the Company continues to use the best information available to inform its critical accounting estimates.

Revenue recognition

The Company has generated revenues from payments received from research service agreements, product sales, collaborative agreements with partners including pharmaceutical and biotechnology companies and academic institutions, licenses, and grants from the National Institutes of Health (“NIH”) and private not-for-profit organizations.

The Company recognized revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”) when (or as) the promised services were transferred to customers in an amount that reflects the consideration to which it expected to be entitled in exchange for those services. To determine revenue recognition for arrangements the Company concluded were within the scope of Topic 606, the Company performed the following five steps: (i) identified the contract(s) with a customer; (ii) identified the performance obligation(s) in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligation(s) in the contract; and (v) recognized revenue when (or as) the performance obligation(s) were satisfied. At contract inception, the Company assessed the goods or services promised within each contract, assessed whether each promised good or service was distinct and identified those that were performance obligations. The Company recognized as revenue the amount of the transaction price that was allocated to the respective performance obligation when (or as) the performance obligation was satisfied.

Billings to customers or payments received from customers were included in deferred revenue on the consolidated balance sheet until all revenue recognition criteria were met. As of September 30, 2020 and March 31, 2020, the Company had no deferred revenue.

Service revenues

The Company’s service-based business, Organovo, Inc., previously utilized its NovoGen® bioprinting platform to provide customers access to its highly specialized tissues that model human biology and disease, and to in vitro testing services based on that technology. These contracts with customers contained multiple performance obligations including: (i) bioprinting tissues for the customer, (ii) reporting the results of tests performed on the printed tissues pursuant to the agreed upon work plan through exposure of the tissue to various factors (including the customer’s proprietary compound), and (iii) delivering specific byproduct study materials, which were satisfied, respectively, at each of the following points in time: (i) upon completion of manufacturing of the bioprinted tissue for the customer, (ii) upon delivery of the report on tests performed on the tissue, and (iii) upon making certain study materials generated from the aforementioned testing process available to the customer. The customer did not have access or control of any performance obligation prior to the point in time of full completion of the corresponding performance satisfying event as defined above. Furthermore, although the service could be customized for each customer, it was not so highly customized as to not have an alternative use either to other customers or to the Company without significant economic consequences or rework. Accordingly, the Company’s service-based business utilized point-in-time recognition under Topic 606.

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

In March 2020, the Company dissolved Samsara.

Collaborative research, development, and licenses

The Company has entered into collaborative agreements with partners that typically include one or more of the following: (i) non-exclusive license fees; (ii) non-refundable up-front fees; (iii) payments for reimbursement of research costs; (iv) payments associated with achieving specific development milestones; and (v) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, the Company analyzed whether it results in a contract with a customer under Topic 606 or in an arrangement with a collaborator subject to guidance under ASC Topic 808, Collaborative Arrangements (“Topic 808”).

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

In connection with the Company’s decision to pursue its strategic alternatives, specific to the NIH NASH grant, all internal research activities have been halted and transferred to the University of California, San Diego, leaving a remaining available balance of approximately $0.5 million that will not be utilized by the Company.

Cost of revenues

The Company reported no cost of revenues for the three and six months ended September 30, 2020 and approximately $0.3 million in cost of revenues for the three and six months ended September 30, 2019, respectively. Cost of revenues consisted of costs related to manufacturing and delivering product and service revenue.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and six months ended September 30, 2020 or 2019, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 0.9 million at September 30, 2020 and 1.0 million at September 30, 2019.

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

Adoption of New Accounting Pronouncements

In November 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. ASU 2018-18 provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The key improvements to GAAP for collaborative arrangements resulting from ASU 2018-18 are to (i) clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit-of-account, (ii) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606, and (iii) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. This new guidance became effective for the Company on April 1, 2020 and did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.

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

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Research and development	$7	$10	$7	$174
General and administrative	$4,131	$1,226	$5,056	$2,282
Total	$4,138	$1,236	$5,063	$2,456

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2020 was approximately $2,866,000 and the weighted average period over which these grants are expected to vest is 3.59 years.

The total unrecognized compensation cost related to unvested restricted stock units (not including performance-based restricted stock units) as of September 30, 2020 was approximately $35,000, which will be recognized over a weighted average period of 2.14 years.

The total unrecognized compensation cost related to unvested performance-based restricted stock units as of September 30, 2020 was approximately $45,000, which will be recognized over a weighted average period of 0.75 years.

As of September 30, 2020, there are no participants enrolled in the employee stock purchase plan for the current purchase period, beginning September 1, 2020.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Dividend yield	—	—	—	—
Volatility	108.39%	84.36%	108.39%	84.36%
Risk-free interest rate	0.27%	1.53%	0.27%	1.53%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$6.22	$4.60	$6.22	$4.60

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2020*	September 30, 2019	September 30, 2020*	September 30, 2019
Dividend yield	—	—	—	—
Volatility	0.00%	43.69%	0.00%	43.69%
Risk-free interest rate	0.00%	2.52	0.00%	2.52
Expected term	0 months	6 months	0 months	6 months
Grant date fair value	$-	$5.80	$-	$5.80

*There were no participants in the ESPP for the purchase period beginning March 1, 2020 and the current purchase period (beginning September 1, 2020).

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

Common stock

On June 25, 2019, the Company received a notice letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum closing bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On December 26, 2019, the Company obtained an additional compliance period of 180 calendar days by electing to transfer to The Nasdaq Capital Market. On March 26, 2020, the Company obtained shareholder approval to effect a reverse stock split in a range from 20:1 to 40:1 in order to meet the minimum closing bid price per share requirement under the Nasdaq Listing Rules.

On April 17, 2020, the Company received an additional notice letter from Nasdaq indicating that based on extraordinary market conditions, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements (collectively, the “Price-based Requirements”) through June 30, 2020. Accordingly, since the Company had 66 calendar days remaining in its compliance period as of April 16, 2020, the Company had until September 4, 2020 to regain compliance. On August 18, 2020, the Company effected the Reverse Stock Split with a ratio of 20:1, and on September 2, 2020, the Company received notification from Nasdaq that the closing bid price of its common stock had been at $1.00 per share or greater for ten consecutive business days and that Nasdaq had closed the matter. There can be no assurance that the Company will be able to maintain compliance with the Price-based Requirements or other listing requirements necessary to maintain the listing of its common stock on the Nasdaq Capital Market.

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

During the six months ended September 30, 2020 and 2019, the Company issued 0 and 304,369 shares of common stock, respectively, for net proceeds of $0 and $5.0 million in at-the-market offerings under the 2018 Sales Agreement.

As of September 30, 2020, the Company has sold an aggregate of 885,959 shares of common stock in at-the-market offerings under the 2018 Sales Agreement, with gross proceeds of approximately $18.7 million. Based on these sales, the Company cannot raise more than an aggregate of $81.3 million in future offerings under the 2018 Shelf, including the $31.3 million remaining available for future issuance through its at-the-market program under the 2018 Sales Agreement.

During the three and six months ended September 30, 2020 and 2019, the Company issued 2,600 and 0 shares of common stock upon the exercise of stock options, respectively.

Restricted stock units

The following table summarizes the Company’s restricted stock units (not including performance-based restricted stock units) activity from March 31, 2020 through September 30, 2020:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2020	18,116	$43.49
Granted	—	$—
Vested	(16,377)	$45.83
Cancelled / forfeited	—	$—
Unvested at September 30, 2020	1,739	$21.46

Performance-based restricted stock units

On April 24, 2017, the Company issued a Performance-Based Restricted Stock Unit Award for 10,441 shares of common stock (the “PBRSU”) to its then-newly hired Chief Executive Officer. The PBRSU was issued outside of the 2012 Plan, in the Inducement Award Agreement, as an “inducement award” within the meaning of Nasdaq Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of the awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On August 23, 2017, the Board formally approved the vesting criteria for the PBRSU. The vesting of the PBRSU is divided into five separate tranches each with independent vesting criteria. The first four tranches had performance criteria related to annual revenue goals with measurement at the end of fiscal year 2018 (20 percent), fiscal year 2019 (20 percent), fiscal year 2020 (20 percent), and fiscal year 2021 (20 percent). The fifth tranche had a performance metric related to a path to profitability goal measured as Negative Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) achievable at any point between the grant date and the end of fiscal year 2020 (20 percent). The number of units that ultimately vest for each tranche will range from 0 percent to 120 percent of the target amount, not to exceed 10,441 in aggregate. On December 12, 2018, the Board formally approved an amendment to the vesting criteria for the PBRSUs. As of December 12, 2018, 100 percent of the Negative Adjusted EBITDA tranche, or 2,088 shares had vested and 418 units had been forfeited. Based on the amendment to the vesting criteria, the remaining 7,935 units eligible to vest upon future performance were divided into three separate but equal tranches with independent vesting criteria based on the achievement of certain regulatory milestones.

Based on the amended PBRSU vesting terms, a Type III modification, the modified grant date fair value of the PBRSUs is $165,000 of which one-third is being recognized over the expected service period of each tranche ending on April 23, 2023. The Company began recording stock-based compensation expense for the initial performance tranches after the August 23, 2017 grant date when the initial financial performance goals were established and approved and has modified its recording of compensation expense in accordance with the amended performance tranches beginning on December 12, 2018. As of September 30, 2020, all tranches accelerated vesting due to a change in control.

On July 2, 2019, the Company issued Performance-Based Restricted Stock Unit Awards (the “PBRSU Retention Awards”) for an aggregate of 301,391 shares of common stock to its management team. The PBRSUs were issued pursuant to the 2012 Plan. The PBRSU Retention Awards will vest in full upon the earlier of the Company’s engagement in a pre-IND meeting with the FDA, twenty-four months from the grant date, or a change in control. As of September 30, 2020, 111,682 shares forfeited due to terminations and 177,480 shares accelerated vesting due to a change in control. The remaining 12,229 shares are expected to vest twenty-four months from the grant date as these particular shares require two of the conditions to be met in order to vest.

The following table summarizes the Company’s performance-based restricted stock unit activity from March 31, 2020 through September 30, 2020:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2020	197,644	$10.24
Granted	—	$—
Vested	(185,415)	$10.27
Cancelled / forfeited	—	$—
Unvested at September 30, 2020	12,229	$9.80

Stock options

The following table summarizes the Company’s stock option activity from March 31, 2020 to September 30, 2020:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2020	377,980	$41.81	$37,440
Options granted	466,875	$7.61	$—
Options cancelled / forfeited	—	$—	$—
Options exercised	(2,600)	$5.32	$8,580
Outstanding at September 30, 2020	842,255	$22.96	$168,742
Vested and Exercisable at September 30, 2020	375,380	$42.06	$26,936

The weighted average remaining contractual term of options exercisable and outstanding at September 30, 2020 was approximately 0.88 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At September 30, 2020, there were 59,435 shares available for purchase under the ESPP.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at September 30, 2020:

Common stock options outstanding and reserved under the 2012 Plan	737,845
Common stock reserved under the 2012 Plan	251,026
Common stock reserved under the ESPP	59,435
Restricted stock units outstanding under the 2012 Plan	1,739
Performance-based restricted stock units outstanding under the 2012 Plan	12,229
Common stock options outstanding and reserved under the Inducement Award Agreement	104,410
Total at September 30, 2020	1,166,684

Treasury stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. Following the Reverse Stock Split in August 2020, the Company purchased 46 shares of treasury stock at cost of less than $0.1 million related to the funding of cash payments in lieu of the issuance of fractional shares.

Note 4. Collaborative Research, Development, and License Agreements

In December 2016, the Company signed a collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen® Bioprinter at the university for the purpose of developing a kidney organoid for potential therapeutic applications. The Company received up-front payments in January and March 2017, which has been recorded as deferred revenue. Revenue of $0 and $9,000 was recorded under this agreement for the three months ended September 30, 2020 and 2019, respectively. Revenue of $0 and $19,000 was recorded under this agreement for the six months ended September 30, 2020 and 2019, respectively. The Company completed its obligations under this agreement and does not anticipate recording any further revenue.

Note 5. Commitments and Contingencies

Legal matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

On January 30, 2020, the Company received a demand letter (the “Letter”) from a purported stockholder alleging that the disclosures in the Form S-4 filed with the U.S. Securities and Exchange Commission (“SEC”) on December 23, 2019 violated federal securities laws by failing to disclose certain allegedly material information. The Letter demands, among other things, that the Company make corrective disclosures and reserves the right to pursue legal action. The Company believes the assertions in the Letter are without merit and now moot.

On March 4, 2020, the Company received a letter from the SEC regarding an inquiry into certain of the Company’s prior disclosures and related operations. The Company has cooperated with the SEC in response to this subpoena. On October 5, 2020, the Company received a letter from the SEC with the following response: “We have concluded the investigation as to Organovo Holdings, Inc. (“Organovo”). Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against Organovo.”

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

The Company recorded operating lease expense for its former facilities on 6275 Nancy Ridge Drive, San Diego, California 92121 and its copy machines on a straight-line basis over the life of the leases, which were terminated in the third quarter of fiscal 2019. For the three months ended September 30, 2020 and 2019, the Company recorded operating lease expense of approximately $0 and $262,000, respectively. For the six months ended September 30, 2020 and 2019, the Company recorded operating lease expense of approximately $0 and $524,000, respectively. In addition, the Company recorded rent expense for the office space of approximately $13,000 and $0 for the three months ended September 30, 2020 and 2019, respectively. The Company recorded rent expense for the office space of approximately $25,000 and $0 for the six months ended September 30, 2020 and 2019, respectively. Variable lease costs associated with the Company’s leases, such as payments for additional monthly fees to cover the Company’s share of certain facility expenses (common area maintenance, or CAM) are expensed as incurred. Variable lease expense was approximately $0 and $130,000 for the three months ended September 30, 2020 and 2019, respectively. Variable lease expense was approximately $0 and $237,000 for the six months ended September 30, 2020 and 2019, respectively. Short-term lease cost for the three months ended September 30, 2020 and 2019 was approximately $0 and $22,000, respectively. Short-term lease cost for the six months ended September 30, 2020 and 2019 was approximately $0 and $37,000, respectively. The short-term lease was terminated in the second quarter of fiscal 2020.

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it was in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of September 30, 2020.

Note 8. Related Parties

From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business and on terms and conditions it believes are as fair as those it offers and receives from independent third parties. These agreements are ratified by the Board or a committee thereof pursuant to its related party transaction policy.

During fiscal 2020, the Company provided services to Viscient Biosciences (“Viscient”), an entity for which Keith Murphy, the Company’s Executive Chairman and Principal Executive Officer, serves as the Chief Executive Officer and President. Dr. Jeffrey Miner, the Company’s Chief Scientific Officer, is also the Chief Scientific Officer of Viscient, and Thomas Jurgensen, the Company’s General Counsel, is outside legal counsel of Viscient. In addition to the services provided by Organovo, Viscient has purchased primary human cell-based products from its former subsidiary, Samsara. There was approximately $19,000 of accounts receivable outstanding as of September 30, 2020 and $71,000 of accounts receivable outstanding as of September 30, 2019. The Company and Viscient have agreed on a payment plan under which Viscient will make a payment of the remaining balance on or before October 22, 2020. Through the date of filing, Viscient has fully paid off its outstanding balance. Further, in July 2020, the Company entered into a Cooperation Agreement with Mr. Murphy and in September 2020, the Company hired three of Viscient’s employees. See “Note 1. Description of Business” for more information.

Note 9. Restructuring

In August 2019, after a rigorous assessment of the Company’s lead liver therapeutic tissue program following completion of various preclinical studies, the Board concluded that the variability of biological performance and related duration of potential benefits presented development challenges and lengthy redevelopment timelines that no longer supported an attractive opportunity for the Company and its stockholders. Furthermore, the Board deemed the stage of development of the Company’s other therapeutic pipeline assets, including stem cell based tissue programs, to be too premature to potentially reach IND filing status within an acceptable investment horizon and with the Company’s available resources. As a result, the Company suspended all development of its lead program and all other related pipeline development activity and engaged a financial advisory firm to explore its strategic alternatives, including evaluating a range of ways to generate value from the Company’s technology platform and intellectual property, its commercial and development capabilities, its listing on the Nasdaq Capital Market, and its remaining financial assets. Under the restructuring plan, the Company terminated the employment of 52 employees, or 90 percent of its workforce and recorded a restructuring charge during the year ended March 31, 2020 of approximately $2.7 million, related to employee severance and benefits costs, of which approximately $1.7 million was paid out during the second quarter of fiscal 2020, approximately $0.9 million was paid out during the third quarter of fiscal 2020, approximately $0.1 million was paid out during the fourth quarter of fiscal 2020, and less than $0.1 million was paid out during the first quarter of fiscal 2021.

The approval of the Advisory Nominees Proposal in September 2020 triggered a “Change of Control” under the Company’s severance plan. As a result, the Company terminated the employment of its executive officers and recorded a restructuring charge of approximately $2.8 million, related to employee severance and benefits costs, of which approximately $2.6 million was paid out during the second quarter of fiscal 2021. The Company expects to pay approximately $30,000 each quarter through the end of fiscal 2022 as part of the severance and benefit obligations.

Approximately $2.8 million and $2.5 million of restructuring charges were recorded during the three and six months ended September 30, 2020 and 2019, respectively.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Severance for Involuntary Employee Terminations	$2,808	$2,456	$2,808	$2,456
Total Restructuring Expense	$2,808	$2,456	$2,808	$2,456

The following table summarizes the activity and balances of the restructuring reserve (in thousands):

Severance for Involuntary Employee Terminations
Balance at March 31, 2020	$21
Reserve established	—
Increase to reserve	2,808
Utilization of reserve:
Payments	(2,605)
Balance at September 30, 2020	$224

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. This discussion and analysis contains forward-looking statements, such as statements related to our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission on May 28, 2020, and discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q, that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2020, filed with the SEC on Form 10-K on May 28, 2020, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

On August 18, 2020, the Company effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

Unless the context otherwise requires, the terms “Organovo,” the “Company,” “we,” us” and “our” in this Quarterly Report on Form 10-Q refer to Organovo Holdings, Inc. and its wholly owned subsidiaries, Organovo, Inc. and Opal Merger Sub, Inc.

Overview

We are an early-stage biotechnology company that is developing and utilizing highly customized 3D human tissues as dynamic models of healthy and diseased human biology for drug development. Our proprietary technology is being used to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease.  Our advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures. We believe these attributes can enable critical complex, multicellular disease models that we will use to develop clinically effective drugs for selected therapeutic areas. Market opportunities may include externally-partnered or internally-directed drug discovery and the clinical development of new molecular entities or repurposed drugs in-licensed from other pharmaceutical companies. Our goal is to establish a pipeline of drug candidates in high-value disease areas, aiming to commence human clinical testing for at least one drug candidate within a three to five year timeframe.

Historical Operations and Strategic Alternatives Process

Prior to August 2019, we focused our efforts on developing our in vivo liver tissues to treat end-stage liver disease and a select group of life-threatening, orphan diseases, for which there are limited treatment options other than organ transplantation. We also explored the development of other potential pipeline in vivo tissue constructs in-house and through collaborations with academic and government researchers. In the past, we also explored the development of in vitro tissues, including proof of concept models of diseased tissues, for use in drug discovery and development.

In August 2019, after a rigorous assessment of our in vitro liver therapeutic tissue program, we concluded that the variability of biological performance and related duration of potential benefits no longer supported an attractive opportunity due to redevelopment challenges and lengthening timelines to compile sufficient data to support an Investigational New Drug (“IND”) filing. As a result, we suspended development of our lead program and all other related in-house pipeline development activities.

Our Board of Directors (our “Board”) also engaged a financial advisory firm to explore our available strategic alternatives, including evaluating a range of ways to generate value from our technology platform and intellectual property, our commercial and development capabilities, our listing on the Nasdaq Capital Market, and our remaining financial assets. These strategic alternatives included possible mergers and business combinations, sales of part or all of our assets, and licensing and partnering arrangements. We implemented various restructuring steps to manage our resources and extend our cash runway, including reducing commercial activities related to our liver tissues, except for sales of primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling various assets, and reducing our workforce. Additionally, in November 2019, we sold certain inventory and equipment and related proprietary information held by our wholly-owned subsidiary, Samsara Sciences, Inc. (“Samsara”), and as a result of such sale, Samsara ceased its operations.

After conducting a diligent and extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the receipt of more than 27 non-binding indications of interest from interested parties and careful evaluation and consideration of those proposals, and following extensive negotiation with Tarveda Therapeutics, Inc. (“Tarveda”), on December 13, 2019, we entered into a merger agreement with Tarveda (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, our wholly-owned merger subsidiary would merge with and into Tarveda (the “Merger”), with Tarveda becoming a wholly-owned subsidiary of Organovo and the surviving corporation of the Merger . The Merger Agreement included various conditions to the consummation of the Merger, including approval by our stockholders at a Special Meeting of Stockholders scheduled for April 7, 2020 (the “Special Meeting”).

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

The Cooperation Agreement and Advisory Nominees Proposal

Following the Special Meeting and the termination of the Merger Agreement, our Board continued to solicit stockholder feedback regarding our strategic alternatives and how to maximize stockholder value. In response to feedback from our largest stockholder regarding its desire for the Board to consider opportunities in the 3D bioprinting field and suggestion that the Board should speak with Keith Murphy, our founder, stockholder and former Chief Executive Officer and Chairman, for potential business ideas, our Board initiated discussions with Mr. Murphy. Based on these discussions, we entered into a Cooperation Agreement with Mr. Murphy on July 14, 2020 (the “Cooperation Agreement”). Under the terms of the Cooperation Agreement, the Board appointed Mr. Murphy and Adam K. Stern to the Board as Class III directors, and two of our existing directors, Richard Maroun and David Shapiro, resigned from the Board and the committees thereof. The Board also agreed to nominate, recommend, support and solicit proxies for the re-election of Messrs. Murphy and Stern at our 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). The Board also agreed to nominate, recommend, support and solicit proxies for an advisory stockholder vote (the “Advisory Nominees Proposal”) at the 2020 Annual Meeting to appoint three individuals, Douglas Jay Cohen, David Gobel and Alison Tjosvold Milhous (collectively, the “Advisory Nominees”), to the Board. Mr. Murphy identified each of the Advisory Nominees. Our Board approved the appointment of the Advisory Nominees, to be automatically effective immediately following the final adjournment of the 2020 Annual Meeting if the final vote tabulation for the Advisory Nominees Proposal received more votes cast “FOR” than “AGAINST” its approval. In addition, each of our then-current directors (other than Messrs. Murphy and Stern) agreed to resign from the Board immediately following the appointment of the Advisory Nominees. At the 2020 Annual Meeting held on September 15, 2020, our stockholders approved the re-election of Messrs. Murphy and Stern to the Board as Class III directors to hold office until the 2023 Annual Meeting of Stockholders and the final vote tabulation for the Advisory Nominees Proposal received more votes cast “FOR” than “AGAINST” its approval and, accordingly, effective upon the final adjournment of the 2020 Annual Meeting, Ms. Milhous was appointed as a Class I director to hold office until the 2021 Annual Meeting of Stockholders and Messrs. Cohen and Gobel were appointed as Class II directors to hold office until the 2022 Annual Meeting (collectively, the “New Director Slate”) and Carolyn Beaver, Taylor Crouch, Mark Kessel and Kirk Malloy, Ph.D. each resigned as directors.

Current Drug Discovery Business

Following the election of the New Director Slate, we have recommenced operations and are now focusing our future efforts on developing highly customized 3D human tissues as living, dynamic models of healthy and diseased human biology for drug development. Our proprietary technology is being used to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. Our advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures. We believe these attributes can enable critical complex, multicellular disease models that we will use to develop clinically effective drugs for selected therapeutic areas. Market opportunities may include externally-partnered or internally-directed drug discovery and the clinical development of new molecular entities or repurposed drugs in-licensed from other pharmaceutical companies. Our goal is to establish a pipeline of drug candidates in high-value disease areas, aiming to commence human clinical testing for at least one drug candidate within a three to five year timeframe.

We have a significant opportunity to change the classic model of drug discovery using 3D bioprinted human tissues and other 3D models (sometimes known as “organoids” or “organs on a chip”). Our new paradigm will involve augmenting or replacing available animal disease models, in the discovery process with more relevant human disease models utilizing 3D human tissues developed by us. Our 3D human tissues may enable us to study the treatment of human disease by replicating key aspects of human biology in areas where this is currently a challenge with existing models. Rather than offering contract research services (as we have done in the past), we will focus on identifying and developing our own drug candidates, including from unique compounds or repurposed drugs in-licensed from other pharmaceutical companies. After identifying a drug candidate, we may out-license the drug candidate or may elect to develop the drug candidate internally. In addition to drug discovery, we will continue to evaluate opportunities to monetize our intellectual property and technologies along the way as a means to generate funds to support our primary business. We will continue to identify and work with partners and collaborators, including leading academic research sites, to develop new enabling applications which can support our discovery and development mission.

To restart our research operations, we have commenced hiring a team of research and development professionals with drug discovery and 3D tissue development experience. This team will leverage 3D models of disease to discover and develop new drugs with improved clinical efficacy.

We expect our research and development staff to grow to seven to ten employees. We also expect to maintain or grow a general and administrative staff of three to five employees to support our operations and reporting requirements as a public company.

We expect to lease sufficient office and laboratory space to support our requirements. We will need space in the short term in the 5,000-10,000 sq. ft. range, with mixed office and laboratory space. We currently plan to lease a new facility in San Diego at prevailing market terms.

COVID-19

In December 2019 a respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 or coronavirus, emerged. While initially the outbreak was largely concentrated in China, it has since spread globally and been declared a pandemic by the World Health Organization. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns.

The overall extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In particular, the continued COVID-19 pandemic could adversely impact our operations, including among others, the timing and ability to pursue our strategy, given the impact it may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners and the ability to advance our research and development activities and pursue development of our pipeline products, each of which could have an adverse impact on our business and our financial results. However, our employees and consultants have been working remotely prior to the COVID-19 pandemic and we currently believe our operations have not otherwise been negatively impacted by the pandemic.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to stock-based compensation expense and the valuation allowance on deferred tax assets. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands, except %):

	Three months ended
	September 30,		Increase (decrease)
	2020	2019	$	%
Revenues	$-	$1,230	$(1,230)	(100%)
Cost of revenues	$-	$264	$(264)	(100%)
Research and development	$28	$1,445	$(1,417)	(98%)
Selling, general and administrative	$8,922	$6,348	$2,574	41%
Other income	$-	$535	$(535)	(100%)

Revenues

We had no revenue for the three months ended September 30, 2020 compared to $1.2 million of revenue for the three months ended September 30, 2019, due to an ending of revenue generating activities following our decision to restructure operations to preserve capital as we pursued various strategic alternatives.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was zero for the three months ended September 30, 2020, compared to approximately $0.3 million for the three months ended September 30, 2019. The decrease was due to the end of revenue generating activities following our decision to restructure operations to preserve capital as we pursued various strategic alternatives.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019 (in thousands, except %):

	Three months ended		Three months ended		Increase (decrease)
	September 30, 2020	% of total	September 30, 2019	% of total	$	%
Research and development	$20	71%	$1,332	92%	$(1,312)	(98%)
Non-cash stock-based compensation	7	25%	10	1%	(3)	(30%)
Depreciation and amortization	1	4%	103	7%	(102)	(99%)
Total research and development expenses	$28	100%	$1,445	100%	$(1,417)	(98%)

Research and development expenses were less than $0.1 million, a decrease of $1.4 million, or approximately 98%, from the prior year period as we eliminated all research and development activities following our decision to pursue our strategic alternatives during the second quarter of fiscal 2020. This action caused a $0.8 million reduction of personnel related costs, a $0.3 million reduction in facilities costs, and a $0.3 million reduction in all other costs. Our average full-time research and development staff decreased from an average of seventeen full-time employees for the three months ended September 30, 2019 to an average of zero full-time employees for the three months ended September 30, 2020. Going forward, we will pursue renewed research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 (in thousands, except %):

	Three months ended		Three months ended		Increase (decrease)
	September 30, 2020	% of total	September 30, 2019	% of total	$	%
Selling, general and administrative	$4,787	54%	$5,051	80%	$(264)	(5%)
Non-cash stock-based compensation	4,131	46%	1,226	19%	2,905	237%
Depreciation and amortization	4	0%	71	1%	(67)	(94%)
Total selling, general and administrative expenses	$8,922	100%	$6,348	100%	$2,574	41%

For the three months ended September 30, 2020, selling, general and administrative expenses were approximately $8.9 million, an increase of $2.6 million, or 41%, due to the approval of the Advisory Nominees Proposal in September 2020 triggering a “Change of Control” under our severance plan. These actions caused a $2.8 million increase in personnel costs, related to one-time costs of $3.5 million in stock-based compensation and $2.8 million in severance, which were offset by a $0.2 million decrease in all other costs. Our average selling, general and administrative headcount was six full-time employees for the three months ended September 30, 2020 compared to an average of thirteen full-time employees in the prior year period.

Other Income (Expense)

Other income was less than $0.1 million for the three months ended September 30, 2020 as compared to $0.5 million for the three months ended September 30, 2019, due to a decrease in interest income caused by lower average yields and investment balances.

Comparison of the six months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended September 30, 2020 and 2019 (in thousands, except %):

	Six months ended
	September 30,		Increase (decrease)
	2020	2019	$	%
Revenues	$-	$1,898	$(1,898)	(100%)
Cost of revenues	$-	$315	$(315)	(100%)
Research and development	$28	$5,268	$(5,240)	(99%)
Selling, general and administrative	$11,708	$9,663	$2,045	21%
Other income	$19	$733	$(714)	(97%)

Revenues

We had no revenue for the six months ended September 30, 2020 compared to $1.9 million of revenue for the six months ended September 30, 2019, due to an ending of revenue generating activities following our decision to restructure operations to preserve capital as we pursued various strategic alternatives.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services, was zero for the six months ended September 30, 2020, compared to approximately $0.3 million for the three months ended September 30, 2019. The decrease was due to the end of revenue generating activities following our decision to restructure operations to preserve capital as we pursued various strategic alternatives.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended September 30, 2020 and 2019 (in thousands, except %):

	Six months ended		Six months ended		Increase (decrease)
	September 30, 2020	% of total	September 30, 2019	% of total	$	%
Research and development	$20	71%	$4,860	93%	$(4,840)	(100%)
Non-cash stock-based compensation	7	25%	174	3%	(167)	(96%)
Depreciation and amortization	1	4%	234	4%	(233)	(100%)
Total research and development expenses	$28	100%	$5,268	100%	$(5,240)	(99%)

Research and development expenses were less than $0.1 million, a decrease of $5.2 million, or approximately 99%, from the prior year period as we eliminated all research and development activities following our decision to pursue our strategic alternatives during the second quarter of fiscal 2020. This action caused a $2.5 million reduction of personnel related costs, a $0.8 million reduction in lab supply costs, a $1.1 million reduction in facilities costs, and a $0.8 million reduction in all other costs. Our average full-time research and development staff decreased from an average of twenty-nine full-time employees for the six months ended September 30, 2019 to an average of zero full-time employees for the six months ended September 30, 2020. Going forward, we will pursue renewed research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended September 30, 2020 and 2019 (in thousands, except %):

	Six months ended		Six months ended		Increase (decrease)
	September 30, 2020	% of total	September 30, 2019	% of total	$	%
Selling, general and administrative	$6,645	57%	$7,235	74%	$(590)	(8%)
Non-cash stock-based compensation	5,056	43%	2,282	24%	2,774	122%
Depreciation and amortization	7	0%	146	2%	(139)	(95%)
Total selling, general and administrative expenses	$11,708	100%	$9,663	100%	$2,045	21%

For the six months ended September 30, 2020, selling, general and administrative expenses were approximately $11.7 million, an increase of $2.0 million, or 21%, due to the approval of the Advisory Nominees Proposal in September 2020 triggering a “Change of Control” under our severance plan. These actions caused a $1.9 million increase in personnel costs, related to one-time costs of $3.5 million in stock-based compensation and $2.8 million in severance, and a $0.1 million increase in all other costs. Our average selling, general and administrative headcount was six full-time employees for the six months ended September 30, 2020 compared to an average of seventeen full-time employees in the prior year period.

Other Income (Expense)

Other income was less than $0.1 million for the six months ended September 30, 2020 as compared to $0.7 million for the six months ended September 30, 2019, due to a decrease in interest income caused by lower average yields and investment balances.

Financial Condition, Liquidity and Capital Resources

Until our decision in August 2019 to explore strategic alternatives, we had primarily devoted our efforts to developing and commercializing a platform technology to produce and study living tissues that emulate key aspects of human biology and disease, raising capital and building infrastructure. Following the decision to explore strategic alternatives, we took steps to manage our resources and extend our cash runway, including reducing all commercial and research and development laboratory activities, except for sales of primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling lab equipment and inventory, and reducing our workforce to the minimum level necessary to explore and support these strategic alternatives and maintain our core intellectual property, licenses and collaborations with research institutions and universities. We are now recommencing operations and focusing our efforts on developing highly customized human tissues as living, dynamic models of human biology and disease for use in drug discovery and development.

As of September 30, 2020, we had cash and cash equivalents of approximately $17.7 million and an accumulated deficit of $291.2 million. We also had negative cash flow from operations of $9.7 million during the six months ended September 30, 2020. At March 31, 2020, we had cash and cash equivalents of approximately $27.4 million and an accumulated deficit of $279.5 million.

At September 30, 2020, we had total current assets of approximately $19.5 million and current liabilities of approximately $0.7 million, resulting in working capital of $18.8 million. At March 31, 2020, we had total current assets of approximately $28.3 million and current liabilities of approximately $1.8 million, resulting in working capital of $26.5 million.

The following table summarizes the primary sources and uses of cash for the six months ended September 30, 2020 and 2019 (in thousands):

	Six months ended
	September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(9,718)	$(11,090)
Investing activities	7	27
Financing activities	11	4,936
Net decrease in cash, cash equivalents, and restricted cash	$(9,700)	$(6,127)

Operating activities

Net cash used in operating activities for the six months ended September 30, 2020 was approximately $9.7 million as compared to $11.1 million used in operating activities for the six months ended September 30, 2019. This $1.4 million decrease in operating cash usage can be attributed primarily to a $3.0 million improvement in the net loss less depreciation and amortization and stock-based compensation, resulting from our restructuring and reduction of headcount, which was offset by a $1.6 million increase in the change in working capital between the two periods.

Investing activities

Net cash provided by investing activities was less than $0.1 million for the six months ended September 30, 2020 and 2019.

Financing activities

Net cash provided by financing activities was less than $0.1 million during the six months ended September 30, 2020 compared to net cash provided by financing activities of approximately $4.9 million during the six months ended September 30, 2019. Financing in the prior year period was driven by the sale of common stock through at-the-market (“ATM”) offerings.

Operations funding requirements

Through September 30, 2020, we have financed our operations primarily through the sale of common stock in public offerings, the private placement of equity securities, from revenue derived from products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

Throughout the strategic alternatives assessment process, we took steps to manage our resources and extend our cash runway, including selling various assets and reducing our workforce to the minimum level necessary to explore and support these strategic alternatives as well as to support the remainder of our then on-going business activities and assets, including our intellectual property platform and collaborations with research institutions and universities.

We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations for at least the next 12 months of operations. As we recommence our operations and focuses our efforts on drug discovery and development, we will need to raise additional capital to implement this new business plan. We cannot predict with certainty the exact amount or timing for any future capital raises or the terms or structure of any such raises.

Based on our use of the 2018 Shelf through September 30, 2020, we cannot raise more than $81.3 million in future offerings under the 2018 Shelf, including through our at-the-market program.

Having insufficient funds may require us to relinquish rights to our technology on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We cannot be sure that additional financing will be available if and when needed, or that, if available, it can obtain financing on terms favorable to its stockholders. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and ability to continue as a going concern.

On June 25, 2019, we received a notice letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum closing bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On December 26, 2019, we obtained an additional compliance period of 180 calendar days by electing to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. On April 17, 2020 we received an additional notice letter from Nasdaq indicating that based on extraordinary market conditions, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements (collectively, the “Price-based Requirements”) through June 30, 2020. Accordingly, since we had 66 calendar days remaining in the compliance period as of April 16, 2020, we had until September 4, 2020 to regain compliance. On August 18, 2020, we effected a 1-for-20 reverse stock split of our common stock, and on September 2, 2020, we received notification from Nasdaq that the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days and that Nasdaq had closed the matter. There can be no assurance that the Company will be able to maintain compliance with the Price-based Requirements or other listing requirements necessary to maintain the listing of its common stock on the Nasdaq Capital Market.

As of September 30, 2020, we had 6,732,090 total issued and outstanding shares of common stock.

In addition, our 2008 Equity Incentive Plan provided for the issuance of up to 76,079 shares of common stock upon the exercise of outstanding stock options, of which 44,812 shares were issued. The 2008 Equity Incentive Plan terminated on July 1, 2018. The 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 1,427,699 shares of our common stock, of which 251,026 shares remain available for issuance as of September 30, 2020, to executive officers, directors, advisory board members, employees and consultants. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan (“ESPP”), of which 59,435 shares remain available for future issuance as of September 30, 2020. Lastly, 104,410 shares of common stock have been reserved for issuances under Inducement Award Agreements. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans, the Inducement Award Agreements, and the ESPP total 7,898,774 shares of common stock as of September 30, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the underlying securities are registered, and/or all restrictions on trading, if any, are removed, and in either case the trading price of our common stock is significantly greater than the applicable exercise prices of the options and warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies under Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the quarterly period covered by this report were designed and operating effectively.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for a discussion of our legal proceedings and contingencies.

ITEM 1A. RISK FACTORS

Investment in our common stock involves a substantial degree of risk and should be regarded as speculative. As a result, the purchase of our common stock should be considered only by persons who can reasonably afford to lose their entire investment. Before you elect to purchase our common stock, you should carefully consider the risk and uncertainties described below in addition to the other information incorporated herein by reference. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. If any of the risks or uncertainties discussed in this Quarterly Report occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline, and you could lose all or part of your investment.

Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 28, 2020.

Risks Related to COVID-19

We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

In December 2019 a respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 or coronavirus, emerged. While initially the outbreak was largely concentrated in China, it has since spread globally and been declared a pandemic by the World Health Organization. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The continued COVID-19 pandemic could adversely impact our operations, including among others,  the impact it may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability, if we elect to do so, to advance our research and development activities and pursue development of any of our pipeline products, each of which could have an adverse impact on our business and our financial results.

In addition, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. Our stock price has also experienced volatility during this time, including occasional significant increases and decreases, and such increases and decreases may repeat or continue for the foreseeable future.

There are no comparable recent events which may provide guidance as to the effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic, or any similar health epidemic that may occur in the future, is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects may have a material adverse impact on our future results of operations.

Risks Related to our Business

*We have recommenced our operations as an early-stage company focusing on 3D bioprinting technology to develop human tissues and disease models for drug discovery and development, which is an unproven business strategy that may never achieve profitability.

Following the election of the new board of directors at our 2020 Annual Meeting of stockholders, we have recommenced operations and are focusing our efforts on utilizing our 3D bioprinting technology to develop human tissues and disease models for drug discovery and development. We have recommenced our operations as an early-stage company with an unproven business strategy, and may never achieve profitability. Our success will depend upon the viability of our platform technology and any disease models we develop, as well as on our ability to determine which drug candidates we should pursue. Our success will also depend on our ability to select an appropriate development strategy for any drug candidates we identify, including internal development or partnering or licensing arrangements with pharmaceutical companies. We may not be able to partner or license our drug candidates. We may never achieve profitability, or even if we achieve profitability, we may not be able to maintain or increase our profitability.

*We will incur substantial additional operating losses over the next several years as our research and development activities increase.

We will incur substantial additional operating losses over the next several years as our research and development activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successfully developing human tissues and disease models for drug discovery and development that enable us to identify drug candidates;
•	successfully outsourcing certain portions of our development efforts;
•	entering into partnering or licensing arrangements with pharmaceutical companies to further develop and conduct clinical trials for any drug candidates we identify;
•	obtaining any necessary regulatory approval for any drug candidates we identify; and
•	raising sufficient funds to finance our activities and long-term business plan.

We might not succeed at any of these undertakings. If we are unsuccessful at one or more of these undertakings, our business, prospects, and results of operations will be materially adversely affected.

*Using our platform technology to develop human tissues and disease models for drug discovery and development is new and unproven.

Utilizing our 3D bioprinting platform technology to develop human tissues and disease models for drug discovery and development will involve new and unproven technologies, disease models and approaches, each of which is subject to the risk associated with new and evolving technologies. To date, we have not identified or developed any drug candidates utilizing our new business model. Our future success will depend on our ability to utilize our 3D bioprinting platform to develop human tissues and disease models that will enable us to identify and develop viable drug candidates. We may experience unforeseen technical complications, unrecognized defects and limitations in our technology or our ability to develop disease models or identify viable drug candidates. These complications could materially delay or substantially increase the anticipated costs and time to identify and develop viable drug candidates, which would have a material adverse effect on our business and financial condition and our ability to continue operations.

*We will face intense competition in our drug discovery efforts.

The biotechnology and pharmaceutical industry is subject to intense competition and rapid and significant technological change. There are many potential competitors for the disease indications we may pursue, including major drug companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of these competitors have significantly greater financial and technical resources, experience and expertise in the following areas than we have, including:

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

In order to effectively compete, we may need to make substantial investments in our research and technology development, drug candidate identification and development, testing and regulatory approval and licensing and business development activities. There is no assurance that we will be successful in discovering effective drug candidates using our 3D bioprinted tissues or disease models. Our technologies and drug development plans also may be rendered obsolete or noncompetitive as a result of drugs, intellectual property, technologies, products and services introduced by competitors. Any of these risks may prevent us from building a successful drug discovery business or entering into a strategic partnership or collaboration related to, any drug candidates we identify on favorable terms, or at all.

*As we pursue drug development through 3D tissues and disease models, we will require access to a constant, steady, reliable supply of human cells to support our development activities.

As we pursue drug development through 3D tissues and disease models, we will require access to a constant, steady, reliable supply of human cells to support our development activities. We previously purchased certain qualified human cells from selected third-party suppliers based on quality assurance, cost effectiveness, and regulatory requirements. We also formed our now dissolved, wholly-owned subsidiary, Samsara, to serve as a key source of the primary human cells we utilized in our business. As we recommence our development operations, we will need to identify one or more sources of qualified human cells and there can be no guarantee that we will be able to access the quantity and quality of raw materials needed at a cost-effective price. Any failure to obtain a reliable supply of sufficient human cells or a supply at cost effective prices would harm our business and our results of operations and could cause us to be unable to support our drug development efforts.

*Our business will be adversely impacted if we are unable to successfully attract, hire and integrate key additional employees or contractors.

Our future success depends in part on our ability to successfully attract and then retain key additional executive officers and other key employees and contractors to support our drug discovery plans. Recruiting and retaining qualified scientific and clinical personnel is critical to our success. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. If we are unable to attract and retain high quality personnel, our ability to pursue our drug discovery business will be limited, and our business, prospects, financial condition and results of operations may be adversely affected.

*Our business will be adversely impacted if we are unable to secure adequate laboratory facilities and equipment.

In connection with our strategic alternatives process and restructuring beginning in August 2019, we exited our lease agreement for our prior company headquarters (which included laboratory space) and sold most of our lab equipment (with the exception of our bioprinters). In order to proceed with our business plan, we will need to secure adequate lab space and equipment. If we are unable to secure such space and equipment at all, or on commercially reasonable terms, our business opportunity would be adversely impacted.

*We may require substantial additional funding. Raising additional capital would cause dilution to our existing stockholders and may restrict our operations or require us to relinquish rights to our technologies or to a drug candidate.

We currently do not have any committed external source of funds and do not expect to generate any meaningful revenue in the foreseeable future. Our existing cash, cash equivalents and interest thereon is expected to be sufficient to fund our projected operating requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect if our operating plans change. If our Board of Directors decides that we should pursue further research and development activities than already proposed, we will require substantial additional funding to operate our proposed business, including expanding our facilities and hiring additional qualified personnel, and we would expect to finance these cash needs through a combination of equity offerings, debt financings, government or other third-party funding and licensing or collaboration arrangements.

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

*Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and results of earlier studies and trials may not be predictive of future results.

Before obtaining marketing approval from regulatory authorities for the sale of any drug candidates we identify, any such drug candidates must undergo extensive clinical trials to demonstrate the safety and efficacy of the drug candidates in humans. Human clinical testing is expensive and can take many years to complete, and we cannot be certain that any clinical trials will be conducted as planned or completed on schedule, if at all. We may elect to complete this testing, or some portion thereof, internally or enter into a partnering or development agreement with a pharmaceutical company to complete these trials. Our inability, or the inability of any third party with whom we enter into a partnering or development agreement, to successfully complete preclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenues or receive development or milestone payments. Our future success is dependent on our ability, or the ability of any pharmaceutical company with whom we enter into a partnering or development agreement, to successfully develop, obtain regulatory approval for, and then successfully commercialize any drug candidates we identify.

Any drug candidates we identify will require additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in applicable jurisdictions, achieving and maintaining commercial-scale supply, building of a commercial organization, substantial investment and significant marketing efforts. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the U.S. Food and Drug Administration (“FDA”) or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our drug candidates.

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

•	failure to obtain sufficient enrollment in clinical trials or participants may fail to complete clinical trials;
•

clinical trials of our drug candidates that may produce negative or inconclusive results, and as a result we, or any pharmaceutical company with who we enter into a partnering or development agreement, may decide, or regulators may require, additional clinical trials;

•

suspension or termination of clinical research, either by us, any third party with whom we enter into a partnering or development agreement, regulators or institutional review boards, for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•

additional or unanticipated clinical trials required by regulators or institutional review boards to obtain approval or any drug candidates may be subject to additional post-marketing testing requirements to maintain regulatory approval;

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
•

delays due to the recent COVID-19 pandemic, including with respect to the receipt of drug candidates or other materials, submission of New Drug Applications (“NDAs”), filing of Investigational New Drug (“INDs”), and starting any clinical trials for other indications or programs.

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

*We will rely upon third-party contractors and service providers for the execution of critical aspects of any future development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of any future development programs.

We plan to outsource certain functions, tests and services to contract research organizations (“CROs”), medical institutions and collaborators as well as outsource manufacturing to collaborators and/or contract manufacturers, and we will rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. We may elect, in the future, to engage a CRO to run all aspects of a clinical trial on our behalf. There is no assurance that such individuals or organizations will be able to provide the functions, tests, biologic supply or services as agreed upon or in a quality fashion and we could suffer significant delays in the development of our drug candidates or development programs.

In some cases, there may be only one or few providers of such services, including clinical data management or manufacturing services. In addition, the cost of such services could be significantly increased over time. We may rely on third parties and collaborators to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities. Our reliance on these parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with Good Clinical Practice (“GCP”) regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture under Current Good Manufacturing Practice (“cGMP”) conditions. Preclinical or clinical studies may not be performed or completed in accordance with Good Laboratory Practices (“GLP”) regulatory requirements or our trial design. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our drug candidates may be delayed or prevented. We may rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

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

*The near and long-term viability of our drug discovery and development efforts will depend on our ability to successfully establish strategic relationships.

The near and long-term viability of our drug discovery and development efforts depend in part on our ability to successfully establish new strategic partnering, collaboration and licensing arrangements with biotechnology companies, pharmaceutical companies, universities, hospitals, insurance companies and or government agencies. Establishing strategic relationships is difficult and time-consuming. Potential partners and collaborators may not enter into relationships with us based upon their assessment of our technology or drug candidates or our financial, regulatory or intellectual property position. If we fail to establish a sufficient number of strategic relationships on acceptable terms, we may not be able to develop and obtain regulatory approval for our drug candidates or generate sufficient revenue to fund further research and development efforts. Even if we establish new strategic relationships, these relationships may never result in the successful development or regulatory approval for any drug candidates we identify for a number of reasons both within and outside of our control.

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

Our commercial products reflected a novel approach to preclinical testing of drug compounds and disease modeling, and even if we elect to resume the development of our products there is no assurance that they would perform as expected or as would be required by our customers. The commercial acceptance of, and the results of our efforts to increase customer awareness and demand for, our drug discovery and biological research tools, products and services, did not result in our development of a profitable, standalone business. In addition, we experienced that some of our customers continued to require unique features, cell sourcing, validation data, or greater degrees of reproducibility than we were able to achieve to date, in order to utilize our commercial products in their drug discovery, biological research or development programs. Even if we or our customers are successful in our respective efforts, we or our customers may not be able to discover or develop commercially viable therapeutics or other products therefrom. Based on these and other risks, there is no assurance that, if we elect to resume the development of our in vitro tissues business, we would be successful in our efforts to advance the programs and commercialize our products.

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

If we elect to resume the development and commercialization of our in vitro products, we would require a reliable supply of qualified human cells for our commercial products and services and for our research and product development activities. We typically purchased certain qualified human cells from selected third-party suppliers based on quality assurance, cost effectiveness, and regulatory requirements. We formed our prior wholly-owned subsidiary, Samsara, to eventually serve as a key source of the primary human cells we utilized in our business and we recently dissolved Samsara in connection with pursuing the proposed Merger with Tarveda, which was not successful. We have relied on a combination of third-party suppliers and Samsara to meet our demand for human cells for our in vitro business. We worked closely with Samsara and our third-party suppliers to assure adequate supply while maintaining high quality and reliability. Following any resumption of the development and commercialization of our in vitro products and services, if demand for our products and services were to grow significantly, we would most likely need to identify additional sources of qualified human cells and there can be no guarantee that we would be able to access the quantity and quality of raw materials needed at a cost-effective price. In this event, any failure to obtain a reliable supply of sufficient human cells or a supply at cost effective prices would harm our business and our results of operations and could cause us to be unable to comply with the associated contractual obligations we would owe to our customers and collaboration partners.

Risks Related to Government Regulation

Violation of government regulations or quality programs could harm demand for our products or services, and the evolving nature of government regulations could have an adverse impact on our business.

To the extent that our products are used in the manufacturing or testing processes for customers drug and medical device products, such end-products or services may be regulated by the FDA under Quality System Regulations (“QSR”) or the Centers for Medicare & Medicaid Services under Clinical Laboratory Improvement Amendments of 1988 (“CLIA’88”) regulations. The customer is ultimately responsible for QSR, CLIA’88 and other compliance requirements for their products. Failure to comply with these requirements could result in lost sales of our products and regulatory delays or objections and potential product liability claims. In addition, customers may require that services be conducted pursuant to the requirements of GLP) in order to provide suitable data for their INDs and other regulatory filings. No regulatory review of data from our platform technology has yet been conducted and there is no guarantee that our technology will be acceptable under GLP, or that compliance with GLP requirements could be achieved on the timetable required by customers. As a result, the violation of government regulations or failure to comply with quality requirements could harm demand for these products or services, and the evolving nature of government regulations could have an adverse impact on our ability to commercialize our products or services or sell the assets or intellectual property associated with these products and services on favorable terms, or at all. If we fail to do so, any strategic transaction we consummate may offer limited value for our existing business and proprietary technology and may not enhance stockholder value.

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

We have had recurring losses from operations since inception and will likely not generate meaningful revenue for the foreseeable future. We believe that our existing cash, cash equivalents and interest thereon will be sufficient to fund our projected operating requirements under our current operating plan. However, if our operating plans change and our projected operating requirements increase, we may be unable to continue as a going concern. In this event, the perception that we may not be able to continue as a going concern may have an adverse impact on our business due to concerns about our ability to meet our future contractual obligations or pursue additional strategic transactions. Further, if we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation and dissolution could be significantly lower than the values reflected in our financial statements and an investor could lose all or part of its investment in our equity.

In order to resume our research and development activities and pursue development of any of our pipeline products, we would require substantial additional funding. Raising additional capital would cause dilution to our existing stockholders and may restrict our operations or require us to relinquish rights to our technologies or to a product candidate.

We currently do not have any committed external source of funds and do not expect to generate any meaningful revenue in the foreseeable future. We believe that our existing cash, cash equivalents and interest thereon will be sufficient to fund our projected operating requirements under our current operating plan. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect if our operating plans change. If our current operating plans change and we decide to pursue further research and development activities, we will require substantial additional funding to operate our business, including to expand our facilities and hire additional qualified personnel, and would expect to finance these cash needs through a combination of equity offerings, debt financings, government or other third-party funding and licensing or collaboration arrangements.

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

*Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to curtail or cease our operations.

Given our failure to obtain stockholder approval for the proposed Merger with Tarveda, raising additional funding through debt or equity financing will be difficult or not successful at all, would be dilutive and may cause the market price of our common stock to decline further. Raising additional funding through debt or equity financing is likely to be difficult or unavailable altogether given the early stage of our therapeutic candidates. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings. In addition, as of September 30, 2020, we were limited to an aggregate of one-third of our public float in the amount we could raise through primary offerings of securities in any consecutive 12-month period using shelf registration statements, including the 2018 Shelf.

*We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses each year since we began operations, including $9.0 million and $6.8 million for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had incurred cumulative operating losses of $241.7 million and cumulative net losses totaling $291.2 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successfully developing human tissues and disease models for drug discovery and development that enable us to identify drug candidates;

•	successfully outsourcing certain portions of our development efforts;

•	entering into partnering or licensing arrangements with pharmaceutical companies to further develop and conduct clinical trials for any drug candidates we identify;

•	obtaining any necessary regulatory approval for any drug candidates we identify; and

•	raising sufficient funds to finance our activities and long-term business plan.

We might not succeed at any of these undertakings. If we are unsuccessful at one or more of these undertakings, our business, prospects, and results of operations will be materially adversely affected. We may never generate significant revenue, and even if we do generate significant revenue, we may never achieve profitability.

*Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as expenses related to:

•	evaluating and implementing strategic alternatives, technology licensing opportunities, potential collaborations, and other strategic transactions;
•	responding to the U.S. Securities and Exchange Commission (“SEC”) inquiry regarding certain of our prior disclosures and related operations;
•	litigation;
•	research and development expenditures, including commencement of preclinical studies and clinical trials;
•	the timing of the hiring of new employees, which may require payments of signing, retention or similar bonuses; and
•	changes in costs related to the COVID-19 pandemic or the general global economy.

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

We routinely collect and store sensitive data (such as intellectual property, proprietary business information and personally identifiable information) for ourselves, our employees and our suppliers and customers. We make significant efforts to maintain the security and integrity of our computer systems and networks and to protect this information. However, like other companies in our industry, our networks and infrastructure may be vulnerable to cyber-attacks or intrusions, including by computer hackers, foreign governments, foreign companies or competitors, or may be breached by employee error, malfeasance or other disruption. Any such breach could result in unauthorized access to (or disclosure of) sensitive, proprietary or confidential information of ours, our employees or our suppliers or customers, and/or loss or damage to our data. Any such unauthorized access, disclosure, or loss of information could cause competitive harm, result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and/or cause reputational harm.

*We may experience conflicts of interest with Viscient Biosciences, Inc. with respect to business opportunities and other matters.

Keith Murphy, our Executive Chairman and Principal Executive Officer, is the Chief Executive Officer and Chairman of Viscient Biosciences, Inc. (“Viscient”), a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Jeffrey N. Miner, our Chief Scientific Officer, is a co-founder and the Chief Scientific Officer of Viscient, and Thomas Einar Jurgensen, our General Counsel, also serves as outside counsel to Viscient. In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We also expect to share certain facilities and equipment with Viscient. During fiscal 2020, we provided services to Viscient, and Viscient has previously purchased primary human cell-based products from our former subsidiary, Samsara Sciences, Inc. We expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future.

In addition, we license, as well as cross-license, certain intellectual property to and from Viscient and expect to continue to do so in the future. Although we have entered, and expect to enter, into agreements and arrangements that we believe appropriately govern the ownership of intellectual property created by joint employees or consultants of Viscient and/or using our or Viscient’s facilities or equipment, it is possible that we may disagree with Viscient as to the ownership of intellectual property created by shared employees or consultants, or using shared equipment or facilities.

Due to the interrelated nature of Viscient with us, conflicts of interest may arise with respect to transactions involving business dealings between us and Viscient, potential acquisitions of businesses or products, the development and ownership of technologies and products, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Viscient. In addition, we and Viscient may disagree regarding the interpretation of certain terms of the arrangements we previously entered into with Viscient or may enter into in the future. We cannot guarantee that any conflict of interest will be resolved in our favor, or that, with respect to our transactions with Viscient, we will negotiate terms that are as favorable to us as if such transactions were with another third-party. In addition, executives that provide services to us and Viscient may not dedicate all of their time to us and we may therefore compete with Viscient for the time commitments of our executive officers from time to time.

*Risks Related to Our Common Stock and Liquidity Risks

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

On June 25, 2019, we received a notice letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum closing bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On December 26, 2019, we obtained an additional compliance period of 180 calendar days by electing to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market. On March 26, 2020, we obtained shareholder approval to effect a reverse stock split in a range from 20:1 to 40:1. On April 17, 2020 we received an additional notice letter from Nasdaq indicating that based on extraordinary market conditions, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements (collectively, the “Price-based Requirements”) through June 30, 2020. Accordingly, since we had 66 calendar days remaining in, the compliance period as of April 16, 2020, we had until September 4, 2020 to regain compliance. On August 18, 2020, we effected a 1-for-20 reverse stock split of our common stock (the “Reverse Stock Split”), and on September 2, 2020, we received notification from Nasdaq that the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days. However, there can be no assurance that we will maintain compliance with the minimum bid price requirement or other listing requirements necessary for us to maintain the listing of our common stock on The Nasdaq Capital Market.

A delisting from The Nasdaq Capital Market and commencement of trading on the OTCBB would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on stockholders:

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

Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting. We believe our system and process evaluation and testing comply with the management certification requirements of Section 404. We cannot be certain, however, that we will be able to satisfy the requirements in Section 404 in all future periods. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls that are deemed to be material weaknesses, we may be required to incur significant additional financial and management resources to achieve compliance.

The price of our common stock may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	continued macroeconomic conditions related to the COVID-19 pandemic;
•	our ability to execute on our new strategic plan;
•	reduced government funding for research and development activities;
•	actual or anticipated variations in our operating results;
•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;
•	sales of our common stock or other securities in the open market;
•	degree of coverage of securities analysts and reports and recommendations issued by securities analysts regarding our business;
•	volume fluctuations in the trading of our common stock; and
•	other events or factors, many of which are beyond our control.

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

*Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of September 30, 2020, there were an aggregate of 7,898,774 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 1,107,249 shares of our common stock that may be issued upon restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 59,435 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

*Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our Second Restated and Amended Certificate of Incorporation (“Certificate of Incorporation”) and Amended and Restated Bylaws (“Bylaws”) contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

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

To protect our products and technologies, we, and our collaborators and licensors, must prosecute and maintain existing patents, obtain new patents and pursue other intellectual property protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Moreover, the patent positions of many biotechnology and pharmaceutical companies are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, we cannot guarantee that:

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

Moreover, filing, prosecuting and defending patents on all of our potential products and technologies throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not sought or obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our future products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Competitors may infringe our patents or the patents of our collaborators or licensors or our licensors may breach or otherwise prematurely terminate the provisions of our license agreements with them. To counter infringement or unauthorized use, we may be required to file infringement claims or lawsuits, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our collaborators or licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our other patent applications at risk of not issuing. Additionally, our licensors may continue to retain certain rights to use technologies licensed by us for research purposes. Patent disputes can take years to resolve, can be very costly and can result in loss of rights, injunctions or substantial penalties. Moreover, patent disputes and related proceedings can distract management’s attention and interfere with running our business.

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

As more companies file patents relating to bioprinters and bioprinted tissues, it is possible that patent claims relating to bioprinters or bioprinted human tissue may be asserted against us, and any such assertions could harm our business. Moreover, we may face claims from non-practicing entities, which have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation and diversion of resources, cause product shipment or delays or require us to enter into royalty or license agreements. These licenses may not be available on acceptable terms, or at all. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and divert management’s attention from our core business. Any of these events could harm our business significantly.

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

We depend on license agreements with University of Missouri, Clemson University, and UniQuest for rights to use certain patents, pending applications, and know how. Failure to comply with obligations under these agreements and any related or other termination of these agreements could materially harm our business and prevent us from developing or commercializing new product candidates.

We are party to license agreements with University of Missouri, Clemson University, and UniQuest PC under which we were granted exclusive rights to patents and patent applications that are important to our business and to our ability to develop and commercialize our NovoGen Bioprinters and 3D tissue products fabricated using our NovoGen Bioprinters. Our rights to use these patents and patent applications and employ the inventions claimed in these licensed patents are subject to the continuation of and our compliance with the terms of our license agreements. If we were to breach the terms of these license agreements and the agreements were terminated as a result, our ability to continue to develop and commercialize our NovoGen Bioprinters and 3D tissue products and to operate our business could be adversely impacted.

*We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary and licensed technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, manufacturers, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

*We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ or engage individuals who were previously employed at other biopharmaceutical companies. Although we have no knowledge of any such claims against us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. To date, none of our employees have been subject to such claims.

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

3.3

Certificate of Second Amendment of Certificate of Incorporation of Organovo Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 17, 2020).

3.4	Bylaws of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2012).

3.5	Amendment to Organovo Holdings Bylaws, dated October 10, 2019 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).

10.1#	Consulting Agreement, dated September 15, 2020, by and between Organovo and Multi Dimensional Bio Insight LLC.*

10.2#	Consulting Agreement, dated August 25, 2020, by and between Organovo and Danforth Advisors.*

10.3#	Offer Letter, dated September 15, 2020, between the Company and Jeffrey N. Miner.*

10.4#	Engagement Agreement, dated July 23, 2020, by and between Organovo and Optima Law Group of San Diego.*

31.1	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chris Heberlig, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Keith Murphy, Principal Executive Officer, and Chris Heberlig, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101	Interactive Data File*

*	Filed herewith.
#	Indicates management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: November 5, 2020	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Chris Heberlig
	Name:	Chris Heberlig
	Title:	President and Chief Financial Officer (Principal Financial Officer)