Form 10-Q
period 2020-12-31
ORGANOVO HOLDINGS, INC.
filed 2021-02-08
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 1, 2021, a total of 7,117,083 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	December 31, 2020	March 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$18,836	$27,356
Accounts receivable	—	111
Prepaid expenses and other current assets	1,263	851
Total current assets	20,099	28,318
Fixed assets, net	289	—
Restricted cash	111	—
Prepaid expenses and other assets, net	1,082	123
Total assets	$21,581	$28,441
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$411	$720
Accrued expenses	418	1,090
Total current liabilities	829	1,810
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 7,117,083 and 6,527,900 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	7	7
Additional paid-in capital	314,441	306,089
Accumulated deficit	(293,695)	(279,465)
Treasury stock	(1)	—
Total stockholders’ equity	20,752	26,631
Total Liabilities and Stockholders’ Equity	$21,581	$28,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Revenues
Products and services	$—	$228	$—	$2,055
Collaborations and licenses	—	70	—	89
Grants	—	—	—	52
Total Revenues	—	298	—	2,196
Cost of revenues	—	13	—	328
Research and development expenses	402	145	430	5,413
Selling, general and administrative expenses	2,090	5,374	13,798	15,037
Total costs and expenses	2,492	5,532	14,228	20,778
Loss from Operations	(2,492)	(5,234)	(14,228)	(18,582)
Other Income (Expense)
Gain (loss) on fixed asset disposals	(20)	25	(19)	111
Gain on lease termination	—	525	—	525
Interest income	1	127	13	507
Other income	—	1,187	6	1,454
Total Other Income (Expense)	(19)	1,864	—	2,597
Income Tax Expense	—	—	(2)	(2)
Net Loss	$(2,511)	$(3,370)	$(14,230)	$(15,987)
Net loss per common share—basic and diluted	$(0.37)	$(0.60)	$(2.14)	$(2.40)
Weighted average shares used in computing net loss per common share—basic and diluted	6,859,258	6,523,312	6,651,751	6,461,737
Comprehensive Loss:
Net loss	$(2,511)	$(3,370)	$(14,230)	$(15,987)
Comprehensive loss	$(2,511)	$(3,370)	$(14,230)	$(15,987)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Nine Months Ended December 31, 2019
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2019	6,201	$6	$297,047	—	$—	$(260,755)	$36,298
Issuance of common stock under employee and director stock option, RSU, and purchase plans	9	—	(52)	—	—	—	(52)
Issuance of common stock from public offering, net	304	—	4,996	—	—	—	4,996
Stock-based compensation expense	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	—	(6,323)	(6,323)
Balance at June 30, 2019 (Unaudited)	6,514	$6	$303,211	—	$—	$(267,078)	$36,139
Issuance of common stock under employee and director stock option, RSU, and purchase plans	8	—	(8)	—	—	—	(8)
Stock-based compensation expense	—	—	1,236	—	—	—	1,236
Net loss	—	—	—	—	—	(6,294)	(6,294)
Balance at September 30, 2019 (Unaudited)	6,522	$6	$304,439	—	$—	$(273,372)	$31,073
Issuance of common stock under employee and director stock option, RSU, and purchase plans	3	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	1,252	—	—	—	1,252
Net loss	—	—	—	—	—	(3,370)	(3,370)
Balance at December 31, 2019 (Unaudited)	6,525	$6	$305,690	—	$—	$(276,742)	$28,954

	Three and Nine Months Ended December 31, 2020
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2020	6,528	$7	$306,089	—	$—	$(279,465)	$26,631
Issuance of common stock under employee and director stock option, RSU, and purchase plans	3	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	925	—	—	—	925
Net loss	—	—	—	—	—	(2,769)	(2,769)
Balance at June 30, 2020 (Unaudited)	6,531	$7	$307,013	—	$—	$(282,234)	$24,786
Issuance of common stock under employee and director stock option, RSU, and purchase plans	201	—	13	—	—	—	13
Stock-based compensation	—	—	4,138	—	—	—	4,138
Treasury stock	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(8,950)	(8,950)
Balance at September 30, 2020 (Unaudited)	6,732	$7	$311,164	—	$(1)	$(291,184)	$19,986
Issuance of common stock under employee and director stock option, RSU, and purchase plans	6	—	27	—	—	—	27
Issuance of common stock from public offering, net	379	—	3,044	—	—	—	3,044
Stock-based compensation	—	—	206	—	—	—	206
Net loss	—	—	—	—	—	(2,511)	(2,511)
Balance at December 31, 2020 (Unaudited)	7,117	$7	$314,441	—	$(1)	$(293,695)	$20,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities
Net loss	$(14,230)	$(15,987)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of fixed assets	19	(111)
Gain on lease termination	—	(525)
Depreciation and amortization	18	1,136
Stock-based compensation	5,269	3,708
Inventory write-off	—	214
Increase (decrease) in cash resulting from changes in:
Accounts receivable	111	349
Grants receivable	—	55
Inventory	—	276
Prepaid expenses and other assets	(1,415)	654
Accounts payable	(309)	194
Accrued expenses	(672)	(1,013)
Deferred revenue	—	(525)
Operating lease right-of-use assets and liabilities, net	—	(98)
Net cash used in operating activities	(11,209)	(11,673)
Cash Flows From Investing Activities
Purchases of fixed assets	(294)	—
Proceeds from disposals of fixed assets	12	728
Net cash provided by (used in) investing activities	(282)	728
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	3,044	4,996
Employee taxes paid related to net share settlement of equity awards	(3)	(61)
Proceeds from exercise of stock options	42	—
Purchase of treasury stock	(1)	—
Net cash provided by financing activities	3,082	4,935
Net decrease in cash, cash equivalents, and restricted cash	(8,409)	(6,010)
Cash, cash equivalents, and restricted cash at beginning of period	27,356	36,556
Cash, cash equivalents, and restricted cash at end of period	$18,947	$30,546
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$18,836	$30,467
Restricted cash	111	79
Total cash, cash equivalent and restricted cash	$18,947	$30,546
Supplemental Disclosure of Cash Flow Information:
Receivable related to fixed asset sales	$—	$11
Tenant improvements funded by landlord	$—	$37
Assets held for sale	$—	$38
Fixed asset reclass	$31	$—
Income taxes paid	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Nature of operations

Organovo Holdings, Inc. (“Organovo” or the “Company”) is an early-stage biotechnology company that is developing and utilizing highly customized 3D human tissues as dynamic models of healthy and diseased human biology for drug development. The Company’s proprietary technology is being used to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. The Company’s advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures. The Company believes these attributes can enable critical complex, multicellular disease models that the Company will use to develop clinically effective drugs for selected therapeutic areas. Except where specifically noted or the context otherwise requires, references to the “Company,” or “Organovo” in these notes to the unaudited condensed consolidated financial statements refers to Organovo Holdings, Inc. and its wholly owned subsidiaries, Organovo, Inc. and Opal Merger Sub, Inc.

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

In August 2019, after a rigorous assessment of its in vivo liver therapeutic tissue program, the Company concluded that the variability of biological performance and related duration of potential benefits no longer supported an attractive opportunity due to redevelopment challenges and lengthening timelines to compile sufficient data to support an investigational new drug (“IND”) filing. As a result, the Company suspended development of its lead program and all other related in-house pipeline development activities.

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

Current Drug Discovery Business

Following the election of the New Director Slate, the Company has recommenced operations and is now focusing its future efforts on developing highly customized 3D human tissues as dynamic models of healthy and diseased human biology for drug development. The Company’s proprietary technology is being used to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. The Company’s advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures. The Company believes these attributes can enable critical complex, multicellular disease models that it will use to develop clinically effective drugs for selected therapeutic areas. Market opportunities may include externally-partnered or internally-directed drug discovery and the clinical development of new molecular entities or repurposed drugs in-licensed from other pharmaceutical companies. The Company's goal is to establish a pipeline of drug candidates in high-value disease areas, aiming to commence human clinical testing for at least one drug candidate within a three to five year timeframe.

COVID-19

In December 2019, a respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19,  emerged. While initially the outbreak was largely concentrated in China, it has since spread globally and been declared a pandemic by the World Health Organization. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns.

The extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In particular, the continued coronavirus pandemic could adversely impact the Company’s operations, including among others, raising additional capital, the timing and ability to pursue its strategy, given the impact it may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance its research and development activities and pursue development of its pipeline products, each of which could have an adverse impact on the Company’s business and financial results.

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

Liquidity

As of December 31, 2020, the Company had cash and cash equivalents of approximately $18.8 million and restricted cash of approximately $0.1 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company had an accumulated deficit of approximately $293.7 million. The Company also had negative cash flows from operations of approximately $11.2 million during the nine months ended December 31, 2020.

Through December 31, 2020, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the three and nine months ended December 31, 2020, the Company issued 379,655 shares of its common stock through its ATM facility and received net proceeds of approximately $3.0 million.

Throughout the strategic alternatives assessment process, the Company implemented steps to manage its resources and extend its cash runway including selling various assets and reducing its workforce to the minimum level necessary to explore and support these strategic alternatives as well as to support the remainder of the Company’s on-going business activities and assets, including its intellectual property platform and collaborations with research institutions and universities.

The Company believes its cash and cash equivalents on hand will be sufficient to meet its financial obligations for at least the next 12 months of operations. The approval of the Advisory Nominees Proposal triggered a “Change of Control” under the Company’s severance plan, as well as its Directors and Officers (“D&O”) liability insurance policies, which required the following cash outlays: (i) approximately $2.8 million for severance obligations; (ii) approximately $2.0 million (or $1.7 million net of returned premium) for a six year D&O tail insurance policy; and (iii) a new D&O policy premium at approximately $0.8 million. The cash outlays for severance obligations and D&O tail insurance policies were one-time non-recurring expenses that occurred in September 2020 and therefore are reflected in the ending cash balance. In addition, as the Company recommences its operations and is focusing its efforts on drug discovery and development, the Company will need to raise additional capital to implement this new business plan. The Company cannot predict with certainty the exact amount or timing for any future capital raises. If required, the Company may seek to raise additional capital through debt or equity financings, or through some other financing arrangement. However, the Company cannot be sure that additional financing will be available if and when needed, or that, if available, it can obtain financing on terms favorable to its stockholders. Any failure to obtain financing when required will have a material adverse effect on the Company’s business, operating results, financial condition and ability to continue as a going concern.

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

Billings to customers or payments received from customers were included in deferred revenue on the consolidated balance sheet until all revenue recognition criteria were met. As of December 31, 2020 and March 31, 2020, the Company had no deferred revenue.

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

In connection with the Company’s decision to pursue its strategic alternatives, the Company halted commercial activities related to its liver tissues. The Company expects to maintain certain external research collaborations and its intellectual property portfolio to the extent they are relevant to the Company’s current business model and strategic goals.

Product sales, net

The Company’s former product-based business, Samsara, produced high-quality cell-based products for use in the Company’s 3D tissue manufacturing and for use by life science customers. The Company recognized product revenue when the performance obligation was satisfied, which was at the point in time the customer obtained control of the Company’s product, typically upon delivery. Product revenues were recorded at the transaction price, net of any estimates for variable consideration under Topic 606. The Company’s process for estimating variable consideration did not differ materially from its historical practices. Variable consideration was estimated using the expected value method which considers the sum of probability-weighted amounts in a range of possible amounts under the contract. Product revenue reflected the Company’s best estimates of the amount of consideration to which it was entitled based on the terms of the individual contracts. Actual amounts of consideration ultimately received may have differed from the Company’s estimates. If actual results varied materially from the Company’s estimates, the Company would have adjusted these estimates, which would have affected revenue from product sales and earnings in the period such estimates were adjusted.

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

Cost of revenues

The Company reported no cost of revenues for the three and nine months ended December 31, 2020 and less than $0.1 million and approximately $0.3 million for the three and nine months ended December 31, 2019, respectively. Cost of revenues consisted of costs related to manufacturing and delivering product and service revenue.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed release of restriction of restricted stock units, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and nine months ended December 31, 2020 or 2019, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 0.8 million at December 31, 2020 and 0.8 million at December 31, 2019.

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

Note 3. Stockholders’ Equity

Stock-based compensation expense and valuation information

Stock-based awards include stock options and restricted stock units under the 2012 Equity Incentive Plan, as amended (“2012 Plan”), and Inducement Awards, performance-based restricted stock units under an Incentive Award Performance-Based Restricted Stock Unit Agreement, and rights to purchase stock under the ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Research and development	$45	$66	$51	$240
General and administrative	$161	$1,186	$5,218	$3,468
Total	$206	$1,252	$5,269	$3,708

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2020 was approximately $2,442,000 and the weighted average period over which these grants are expected to vest is 3.24 years.

The total unrecognized compensation cost related to unvested restricted stock units (not including performance-based restricted stock units) as of December 31, 2020 was approximately $30,000, which will be recognized over a weighted average period of 1.95 years.

The total unrecognized compensation cost related to unvested performance-based restricted stock units as of December 31, 2020 was approximately $30,000, which will be recognized over a weighted average period of 0.5 years.

As of December 31, 2020, there are no participants enrolled in the employee stock purchase plan for the current purchase period, beginning September 1, 2020.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2019*	December 31, 2020	December 31, 2019
Dividend yield	—	—	—	—
Volatility	108.74%	0.00%	108.41%	84.36%
Risk-free interest rate	0.33%	0.00%	0.27%	1.53%
Expected life of options	6.00 years	—	6.00 years	6.00 years
Weighted average grant date fair value	$6.09	$—	$6.21	$4.60

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2020*	December 31, 2019*	December 31, 2020*	December 31, 2019
Dividend yield	—	—	—	—
Volatility	0.00%	0.00%	0.00%	43.69%
Risk-free interest rate	0.00%	0.00%	0.00%	2.52%
Expected term	—	—	—	6 months
Grant date fair value	$—	$—	$—	$0.29

*There were no participants in the ESPP for the purchase periods beginning September 1, 2019, March 1, 2020 and the current purchase period (beginning September 1, 2020).

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

The Company previously had an effective shelf registration statement on Form S-3 (File No. 333-222929) and the related prospectus previously declared effective by the Securities and Exchange Commission (the “SEC”) on February 22, 2018 (the “2018 Shelf”), that was set to expire on February 22, 2021, which registered $100,000,000 of common stock, preferred stock, warrants and units, or any combination of the foregoing. On January 19, 2021, the Company filed a shelf registration statement on Form S-3 (File No. 333-252224) and related prospectus. The shelf registration statement was declared effective by the SEC on January 29, 2021 (the “2021 Shelf”). The 2021 Shelf registered $150,000,000 of common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing. The 2021 Shelf replaced the 2018 Shelf on January 29, 2021.

On March 16, 2018, the Company entered into a Sales Agreement (“2018 Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”) and filed a prospectus supplement to the 2018 Shelf, pursuant to which the Company could offer and sell, from time to time through the Agents, shares of its common stock in at-the-market sales transactions having an aggregate offering price of up to $50,000,000. On January 29, 2021, the Company filed a prospectus to the 2021 Shelf, pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock in at-the-market sales transactions having an aggregate offering price of up to $50,000,000. Any shares offered and sold will be issued pursuant to the Company’s 2021 Shelf. $

During the three and nine months ended December 31, 2020, the Company issued 379,655 shares of common stock for net proceeds of $3.0 million in at-the-market offerings under the 2018 Sales Agreement. During the three and nine months ended December 31, 2019, the Company issued 0 and 304,369 shares of common stock, respectively, for net proceeds of  $0 and $5.0 million, respectively, in at-the-market offerings under the 2018 Sales Agreement.

As of December 31, 2020, the Company has sold an aggregate of 1,265,614 shares of common stock in at-the-market offerings under the 2018 Sales Agreement, with gross proceeds of approximately $22.0 million. Under the 2021 Shelf, the Company can raise up to an aggregate of $150.0 million in future offerings, which includes $50.0 million available for future issuance through its at-the-market program under the 2018 Sales Agreement.

During the three and nine months ended December 31, 2020, the Company issued 5,200 and 7,800 shares of common stock upon the exercise of stock options, respectively. No stock option exercises occurred during the three and nine months ended December 31, 2019.

Restricted stock units

The following table summarizes the Company’s restricted stock units (not including performance-based restricted stock units) activity from March 31, 2020 through December 31, 2020:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2020	18,116	$43.49
Granted	—	$—
Vested	(16,579)	$45.56
Cancelled / forfeited	—	$—
Unvested at December 31, 2020	1,537	$21.15

Performance-based restricted stock units

On April 24, 2017, the Company issued a Performance-Based Restricted Stock Unit Award for 10,441 shares of common stock (the “PBRSU”) to its then-newly hired Chief Executive Officer. The PBRSU was issued outside of the 2012 Plan, pursuant to an inducement award agreement, as an “inducement award” within the meaning of Nasdaq Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of the awards are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On August 23, 2017, the Board formally approved the vesting criteria for the PBRSU. The vesting of the PBRSU is divided into five separate tranches each with independent vesting criteria. The first four tranches had performance criteria related to annual revenue goals with measurement at the end of fiscal year 2018 (20 percent), fiscal year 2019 (20 percent), fiscal year 2020 (20 percent), and fiscal year 2021 (20 percent). The fifth tranche had a performance metric related to a path to profitability goal measured as Negative Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) achievable at any point between the grant date and the end of fiscal year 2020 (20 percent). The number of units that ultimately vest for each tranche will range from 0 percent to 120 percent of the target amount, not to exceed 10,441 in aggregate. On December 12, 2018, the Board formally approved an amendment to the vesting criteria for the PBRSUs. As of December 12, 2018, 100 percent of the Negative Adjusted EBITDA tranche, or 2,088 shares had vested and 418 units had been forfeited. Based on the amendment to the vesting criteria, the remaining 7,935 units eligible to vest upon future performance were divided into three separate but equal tranches with independent vesting criteria based on the achievement of certain regulatory milestones.

Based on the amended PBRSU vesting terms, a Type III modification, the modified grant date fair value of the PBRSUs is $165,000 of which one-third is being recognized over the expected service period of each tranche ending on April 23, 2023. The Company began recording stock-based compensation expense for the initial performance tranches after the August 23, 2017 grant date when the initial financial performance goals were established and approved and has modified its recording of compensation expense in accordance with the amended performance tranches beginning on December 12, 2018. On September 15, 2020, vesting of all tranches accelerated due to a change in control.

On July 2, 2019, the Company issued Performance-Based Restricted Stock Unit Awards (the “PBRSU Retention Awards”) for an aggregate of 301,391 shares of common stock to its management team. The PBRSUs were issued pursuant to the 2012 Plan. The PBRSU Retention Awards vest in full upon the earlier of: (i) the Company’s engagement in a pre-IND meeting with the FDA, (ii) twenty-four months from the grant date, or (iii) a change in control. As of December 31, 2020, 111,682 shares were forfeited due to terminations and vesting for 177,480 shares accelerated due to a change in control. The remaining 12,229 shares are expected to vest twenty-four months from the grant date as these particular shares require two of the conditions to be met in order to vest.

The following table summarizes the Company’s performance-based restricted stock unit activity from March 31, 2020 through December 31, 2020:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2020	197,644	$10.24
Granted	—	$—
Vested	(185,415)	$10.27
Cancelled / forfeited	—	$—
Unvested at December 31, 2020	12,229	$9.80

Stock options

The following table summarizes the Company’s stock option activity from March 31, 2020 to December 31, 2020:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2020	377,980	$41.81	$37,440
Options granted	501,875	$7.59	$—
Options cancelled / forfeited	(108,150)	$18.01	$—
Options exercised	(7,800)	$5.32	$22,464
Outstanding at December 31, 2020	763,905	$23.07	$2,022,138
Vested and Exercisable at December 31, 2020	349,115	$41.47	$67,966

The weighted average remaining contractual term of options exercisable and outstanding at December 31, 2020 was approximately 1.09 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At December 31, 2020, there were 59,435 shares available for purchase under the ESPP.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at December 31, 2020:

Common stock options outstanding and reserved under the 2012 Plan	659,495
Common stock reserved under the 2012 Plan	324,176
Common stock reserved under the ESPP	59,435
Restricted stock units outstanding under the 2012 Plan	1,537
Performance-based restricted stock units outstanding under the 2012 Plan	12,229
Common stock options outstanding and reserved under the Inducement Award Agreement	104,410
Total at December 31, 2020	1,161,282

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

Note 4. Collaborative Research, Development, and License Agreements

In December 2016, the Company signed a collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen® Bioprinter at the university for the purpose of developing a kidney organoid for potential therapeutic applications. The Company received up-front payments in January and March 2017, which have been recorded as deferred revenue. No revenue has been recorded under this agreement for the three and nine months ended December 31, 2020. Revenue of $0 and $19,000 was recorded under this agreement for the three and nine months ended December 31, 2019. The Company completed its obligations under this agreement and does not anticipate recording any further revenue.

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

The Company recorded rent expense for the office space of approximately $13,000 and $7,000 for the three months ended December 31, 2020 and 2019, respectively. The Company recorded rent expense for the office space of approximately $25,000 and $7,000 for the nine months ended December 31, 2020 and 2019, respectively.

The Company recorded operating lease expense for its former facilities on 6275 Nancy Ridge Drive, San Diego, California 92121 and its copy machines on a straight-line basis over the life of the leases, which were both terminated in the third quarter of fiscal 2019. For the three months ended December 31, 2020 and 2019, the Company recorded operating lease expense of approximately $0 and $45,000, respectively. For the nine months ended December 31, 2020 and 2019, the Company recorded operating lease expense of approximately $0 and $568,000, respectively.

Variable lease costs associated with the Company’s leases, such as fees to cover the Company’s share of certain facility expenses (common area maintenance, or CAM) are expensed as incurred. Variable lease expense was approximately $0 and $65,000 for the three months ended December 31, 2020 and 2019, respectively. Variable lease expense was approximately $0 and $302,000 for the nine months ended December 31, 2020 and 2019, respectively.

The Company also had a short-term lease that was terminated in the second quarter of fiscal 2020. There was no short-term lease cost for the three months ended December 31, 2020 and 2019, respectively. Short-term lease cost for the nine months ended December 31, 2020 and 2019 was approximately $0 and $37,000, respectively.

On November 23, 2020, the Company entered into two lease agreements, pursuant to which the Company will temporarily lease approximately 3,212 square feet of office space (the “Temporary Lease”) in San Diego and permanently lease approximately 8,051 square feet of office space (the “Permanent Lease”) in San Diego once certain tenant improvements for the Company’s permanent premises have been completed and the premises are ready for occupancy. The Temporary Lease commenced on November 27, 2020 and is intended to serve as temporary premises for approximately seven months. The Permanent Lease is projected to commence on July 1, 2021 and is intended to serve as the Company’s permanent premises for approximately sixty-two months.

The Company has determined that the Temporary Lease is considered a short term lease under ASC 842 and therefore will elect an accounting policy for short term leases to recognize lease payments as an expense on a straight-line basis over the lease term. The Company has also determined that the Permanent Lease will require the balance sheet recognition of a right-of-use asset and lease liability under ASC 842 once the Permanent Lease is in use. The Company is currently evaluating the financial statement impact of the Permanent Lease.

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it was in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of December 31, 2020.

Note 8. Related Parties

From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business and on terms and conditions it believes are as fair as those it offers and receives from independent third parties. These agreements are ratified by the Board or a committee thereof pursuant to its related party transaction policy.

Viscient Biosciences (“Viscient”) is an entity for which Keith Murphy, the Company’s Executive Chairman and Principal Executive Officer, serves as the Chief Executive Officer and President. Dr. Jeffrey Miner, the Company’s Chief Scientific Officer, is also the Chief Scientific Officer of Viscient, and Thomas Jurgensen, the Company’s General Counsel, previously served as outside legal counsel to Viscient through his law firm, Optima Law Group, APC. During fiscal 2020, the Company provided services to Viscient. In addition to the services provided by the Company, Viscient purchased primary human cell-based products from the Company’s former subsidiary, Samsara. There was $0 of accounts receivable outstanding as of December 31, 2020 and approximately $111,000 of accounts receivable outstanding as of March 31, 2020. As of December 31, 2020, Viscient has fully paid off its outstanding balance. Further, in July 2020, the Company entered into a Cooperation Agreement with Mr. Murphy and in September 2020, the Company hired three of Viscient’s employees. See “Note 1. Description of Business” for more information.

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three months ended December 31, 2020, the Company incurred approximately $27,000 in consulting expenses from Viscient. Additionally, the Company purchased lab equipment from Viscient for approximately $35,000 as part of the asset purchase agreement.

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

Approximately $0 and $2.8 million of restructuring charges were recorded during the three and nine months ended December 31, 2020, respectively. Approximately $0.3 million and $2.8 million of restructuring charges were recorded during the three and nine months ended December 31, 2019, respectively.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Severance for Involuntary Employee Terminations	$—	$341	$2,808	$2,797
Total Restructuring Expense	$—	$341	$2,808	$2,797

The following table summarizes the activity and balances of the restructuring reserve (in thousands):

Severance for Involuntary Employee Terminations
Balance at March 31, 2020	$21
Reserve established	—
Increase to reserve	2,808
Utilization of reserve:
Payments	(2,669)
Balance at December 31, 2020	$160

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

On August 18, 2020, the Company effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in this Form 10-Q, the accompanying unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

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

In August 2019, after a rigorous assessment of our in vivo liver therapeutic tissue program, we concluded that the variability of biological performance and related duration of potential benefits no longer supported an attractive opportunity due to redevelopment challenges and lengthening timelines to compile sufficient data to support an Investigational New Drug (“IND”) filing. As a result, we suspended development of our lead program and all other related in-house pipeline development activities.

Our Board of Directors (our “Board”) also engaged a financial advisory firm to explore our available strategic alternatives, including evaluating a range of ways to generate value from our technology platform and intellectual property, our commercial and development capabilities, our listing on the Nasdaq Capital Market, and our remaining financial assets. These strategic alternatives included possible mergers and business combinations, sales of part or all of our assets, and licensing and partnering arrangements. We implemented various restructuring steps to manage our resources and extend our cash runway, including reducing commercial activities related to our liver tissues, except for sales of primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling various assets, and reducing our workforce. Additionally, in November 2019, we sold certain inventory and equipment and related proprietary information held by our wholly-owned subsidiary, Samsara Sciences, Inc. (“Samsara”), and as a result of such sale, Samsara ceased its operations and has since been dissolved.

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

The Cooperation Agreement and Advisory Nominees Proposal

Following the Special Meeting and the termination of the Merger Agreement, our Board continued to solicit stockholder feedback regarding our strategic alternatives and how to maximize stockholder value. In response to feedback from our largest stockholder regarding its desire for our Board to consider opportunities in the 3D bioprinting field and suggestion that our Board should speak with Keith Murphy, our founder, stockholder and former Chief Executive Officer and Chairman, for potential business ideas, our Board initiated discussions with Mr. Murphy. Based on these discussions, we entered into a Cooperation Agreement with Mr. Murphy on July 14, 2020 (the “Cooperation Agreement”). Under the terms of the Cooperation Agreement, our Board appointed Mr. Murphy and Adam K. Stern to the Board as Class III directors, and two of our existing directors, Richard Maroun and David Shapiro, resigned from our Board and the committees thereof. Our Board also agreed to nominate, recommend, support and solicit proxies for the re-election of Messrs. Murphy and Stern at our 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). Our Board also agreed to nominate, recommend, support and solicit proxies for an advisory stockholder vote (the “Advisory Nominees Proposal”) at the 2020 Annual Meeting to appoint three individuals, Douglas Jay Cohen, David Gobel and Alison Tjosvold Milhous (collectively, the “Advisory Nominees”), to our Board. Mr. Murphy identified each of the Advisory Nominees. Our Board approved the appointment of the Advisory Nominees, to be automatically effective immediately following the final adjournment of the 2020 Annual Meeting if the final vote tabulation for the Advisory Nominees Proposal received more votes cast “FOR” than “AGAINST” its approval. In addition, each of our then-current directors (other than Messrs. Murphy and Stern) agreed to resign from our Board immediately following the appointment of the Advisory Nominees. At the 2020 Annual Meeting held on September 15, 2020, our stockholders approved the re-election of Messrs. Murphy and Stern to our Board as Class III directors to hold office until the 2023 Annual Meeting of Stockholders and the final vote tabulation for the Advisory Nominees Proposal received more votes cast “FOR” than “AGAINST” its approval and, accordingly, effective upon the final adjournment of the 2020 Annual Meeting, Ms. Milhous was appointed as a Class I director to hold office until the 2021 Annual Meeting of Stockholders and Messrs. Cohen and Gobel were appointed as Class II directors to hold office until the 2022 Annual Meeting (collectively, the “New Director Slate”) and Carolyn Beaver, Taylor Crouch, Mark Kessel and Kirk Malloy, Ph.D. each resigned as directors.

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

We have a significant opportunity to change the classic model of drug discovery using 3D bioprinted human tissues and other 3D models (sometimes known as “organoids” or “organs on a chip”). Our new paradigm will involve augmenting or replacing available animal disease models in the discovery process with more relevant human disease models utilizing 3D human tissues developed by us. Our 3D human tissues may enable us to study the treatment of human disease by replicating key aspects of human biology in areas where this is currently a challenge with existing models. Rather than offering contract research services (as we have done in the past), we will focus on identifying and developing our own drug candidates, including from unique compounds or repurposed drugs in-licensed from other pharmaceutical companies. After identifying a drug candidate, we may out-license the drug candidate or may elect to develop the drug candidate internally. In addition to drug discovery, we will continue to evaluate opportunities to monetize our intellectual property and technologies along the way as a means to generate funds to support our primary business. We will continue to identify and work with partners and collaborators, including leading academic research sites, to develop new enabling applications which can support our discovery and development mission.

To restart our research operations, we have commenced hiring a team of research and development professionals with drug discovery and 3D tissue development experience. This team will leverage 3D models of disease to discover and develop new drugs with improved clinical efficacy.

We expect our research and development staff to continue to expand as we advance our research and development activities. We also expect to maintain or grow a general and administrative staff to support our operations and reporting requirements as a public company.

We expect to lease sufficient office and laboratory space to support our requirements. On November 23, 2020, we entered into two lease agreements, pursuant to which we will temporarily lease approximately 3,212 square feet of office space (the “Temporary Lease”) in San Diego and permanently lease approximately 8,051 square feet of office space (the “Permanent Lease”) in San Diego once certain tenant improvements for our permanent premises have been completed and it is ready for occupancy. The Temporary Lease commenced on November 27, 2020 and is intended to serve as temporary premises for approximately seven months. The Permanent Lease is projected to commence on July 1, 2021 and is intended to serve as our permanent premises for approximately sixty-two months.

COVID-19

In December 2019, a respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19, emerged. While initially the outbreak was largely concentrated in China, it has since spread globally and been declared a pandemic by the World Health Organization. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns.

The overall extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In particular, the continued COVID-19 pandemic could adversely impact our operations, including among others, raising additional capital, the timing and ability to pursue our strategy, given the impact it may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance our research and development activities and pursue development of our pipeline products, each of which could have an adverse impact on our business and our financial results. Our employees and consultants have recently returned to working at our office and lab when necessary and we currently believe our operations have not otherwise been negatively impacted by the pandemic.

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

Results of Operations

Comparison of the three months ended December 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended December 31, 2020 and 2019 (in thousands, except %):

	Three Months Ended
	December 31,		Increase (decrease)
	2020	2019	$	%
Revenues	$-	$298	$(298)	(100%)
Cost of revenues	$-	$13	$(13)	(100%)
Research and development	$402	$145	$257	177%
Selling, general and administrative	$2,090	$5,374	$(3,284)	(61%)
Other income	$(19)	$1,864	$(1,883)	(101%)

Revenues

We had no revenue for the three months ended December 31, 2020 compared to $0.3 million of revenue for the three months ended December 31, 2019, due to an ending of revenue generating activities following our decision to restructure operations to preserve capital as we pursued various strategic alternatives.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services was zero for the three months ended December 31, 2020, compared to less than $0.1 million for the three months ended December 31, 2019. The decrease was due to the end of revenue generating activities following our decision to restructure operations to preserve capital as we pursued various strategic alternatives.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended December 31, 2020 and 2019 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	December 31, 2020	% of total	December 31, 2019	% of total	$	%
Research and development	$349	87%	$79	54%	$270	342%
Non-cash stock-based compensation	45	11%	66	46%	(21)	(32%)
Depreciation and amortization	8	2%	-	0%	8	100%
Total research and development expenses	$402	100%	$145	100%	$257	177%

Research and development expenses were $0.4 million, an increase of $0.3 million, or approximately 177%, from the prior year period as we began to pursue renewed research and development activities in the third quarter of fiscal 2021. Our average full-time research and development staff increased from an average of zero full-time employees for the three months ended December 31, 2019 to an average of four full-time employees for the three months ended December 31, 2020. The renewed research and development activities caused a $0.1 million increase in personnel related costs, a $0.1 million increase in lab expenses, and a $0.1 million increase in consulting fees. Going forward, we will continue to increase research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended December 31, 2020 and 2019 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	December 31, 2020	% of total	December 31, 2019	% of total	$	%
Selling, general and administrative	$1,925	92%	$3,428	64%	$(1,503)	(44%)
Non-cash stock-based compensation	161	8%	1,186	22%	(1,025)	(86%)
Depreciation and amortization	4	0%	760	14%	(756)	(99%)
Total selling, general and administrative expenses	$2,090	100%	$5,374	100%	$(3,284)	(61%)

For the three months ended December 31, 2020, selling, general and administrative expenses were approximately $2.1 million, a decrease of $3.3 million, or approximately 61%. During the three months ended December 31, 2019, we incurred significant one time costs related to our proposed Merger with Tarveda, including approximately $1.1 million of legal, accounting, and financial printer costs. Additionally, as a result of our business restructuring in the second quarter of fiscal 2020, during the three months ended December 31, 2019, we incurred approximately $0.8 million of depreciation and amortization costs related to leasehold improvement write-offs in connection with the early termination of our lease and $0.3 million of severance related costs.

We have renewed operations in the third quarter of fiscal 2021. The decrease in selling, general, and administrative expenses year over year was due to a $2.1 million decrease in personnel related costs, a $0.8 million decrease in depreciation and amortization, and $0.2 million decrease in facilities costs, and a $0.4 million decrease in corporate costs. This was offset by a $0.2 million increase in consulting fees. Our average selling, general and administrative headcount was four full-time employees for the three months ended December 31, 2020 compared to an average of eight full-time employees in the prior year period.

Other Income (Expense)

Other income was less than $0.1 million for the three months ended December 31, 2020 as compared to $1.9 million for the three months ended December 31, 2019. The approximate $1.9 million decrease was due to business restructuring activity in fiscal 2020, consisting of $1.1 million of proceeds from the sale of Samsara assets, $0.5 million gain on lease termination, $0.1 million of income from the sale of other assets, and $0.1 million of interest income.

Comparison of the nine months ended December, 31 2020 and 2019

The following table summarizes our results of operations for the nine months ended December 31, 2020 and 2019 (in thousands, except %):

	Nine Months Ended
	December 31,		Increase (decrease)
	2020	2019	$	%
Revenues	$-	$2,196	$(2,196)	(100%)
Cost of revenues	$-	$328	$(328)	(100%)
Research and development	$430	$5,413	$(4,983)	(92%)
Selling, general and administrative	$13,798	$15,037	$(1,239)	(8%)
Other income	$-	$2,597	$(2,597)	(100%)

Revenues

We had no revenue for the nine months ended December 31, 2020 compared to $2.2 million of revenue for the nine months ended December 31, 2019, due to an ending of revenue generating activities following our decision to restructure operations to preserve capital as we pursued various strategic alternatives.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services, was zero for the nine months ended December 31, 2020, compared to approximately $0.3 million for the nine months ended December 31, 2019. The decrease was due to the end of revenue generating activities following our decision to restructure operations to preserve capital as we pursued various strategic alternatives.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended December 31, 2020 and 2019 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2020	% of total	December 31, 2019	% of total	$	%
Research and development	$371	86%	$4,940	92%	$(4,569)	(92%)
Non-cash stock-based compensation	51	12%	240	4%	(189)	(79%)
Depreciation and amortization	8	2%	233	4%	(225)	(97%)
Total research and development expenses	$430	100%	$5,413	100%	$(4,983)	(92%)

Research and development expenses were $0.4 million, a decrease of $5.0 million, or approximately 92%, from the prior year period as we eliminated all research and development activities following our decision to pursue our strategic alternatives during the second quarter of fiscal 2020. The significant decrease year over year was slightly offset by our renewed research and development activities commencing in the third quarter of fiscal 2021. Overall, there was a $2.4 million reduction of personnel related costs, a $0.8 million reduction in lab expenses, a $1.0 million reduction in facilities costs, and a $0.8 million reduction in all other costs. Our average full-time research and development staff decreased from an average of nineteen full-time employees for the nine months ended December 31, 2019 to an average of two full-time employees for the nine months ended December 31, 2020. Going forward, we will continue to increase research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended December 31, 2020 and 2019 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2020	% of total	December 31, 2019	% of total	$	%
Selling, general and administrative	$8,569	62%	$10,663	71%	$(2,094)	(20%)
Non-cash stock-based compensation	5,218	38%	3,468	23%	1,750	50%
Depreciation and amortization	11	0%	906	6%	(895)	(99%)
Total selling, general and administrative expenses	$13,798	100%	$15,037	100%	$(1,239)	(8%)

For the nine months ended December 31, 2020, selling, general and administrative expenses were approximately $13.8 million, a decrease of $1.2 million, or approximately 8%. The decrease year over year is due to the approval of the Advisory Nominees Proposal in September 2020 triggering a “Change of Control” under our severance plan, offset by our business restructuring in fiscal 2020 to pursue strategic alternatives. Overall, we had a $0.2 million decrease in personnel related costs, a $0.9 million decrease in depreciation and amortization, a $0.3 decrease in facilities costs, offset by a $0.1 million increase in consulting fees and a $0.1 million increase in other corporate costs. Our average selling, general and administrative headcount was five full-time employees for the nine months ended December 31, 2020 compared to an average of fourteen full-time employees in the prior year period.

Other Income (Expense)

Other income was zero for the nine months ended December 31, 2020 as compared to $2.6 million for the nine months ended December 31, 2019. The approximate $2.6 million decrease was due to business restructuring activity in fiscal 2020, consisting of $1.1 million of proceeds from the sale of Samsara assets, $0.5 gain on lease termination, $0.5 million of income from the sale of other assets, and $0.5 million of interest income.

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

As of December 31, 2020, we had cash and cash equivalents of approximately $18.8 million and an accumulated deficit of $293.7 million. We also had negative cash flow from operations of $11.2 million during the nine months ended December 31, 2020. At March 31, 2020, we had cash and cash equivalents of approximately $27.4 million and an accumulated deficit of $279.5 million.

At December 31, 2020, we had total current assets of approximately $20.1 million and current liabilities of approximately $0.8 million, resulting in working capital of $19.3 million. At March 31, 2020, we had total current assets of approximately $28.3 million and current liabilities of approximately $1.8 million, resulting in working capital of $26.5 million.

The following table summarizes the primary sources and uses of cash for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended
	December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(11,209)	$(11,673)
Investing activities	(282)	728
Financing activities	3,082	4,935
Net decrease in cash, cash equivalents, and restricted cash	$(8,409)	$(6,010)

Operating activities

Net cash used in operating activities for the nine months ended December 31, 2020 was approximately $11.2 million as compared to $11.7 million used in operating activities for the nine months ended December 31, 2019. This $0.5 million decrease in operating cash usage can be attributed primarily to a $2.1 million improvement in the net loss less depreciation and amortization and stock-based compensation, resulting from our restructuring and reduction of headcount, which was offset by a $1.6 million increase in the change in working capital between the two periods.

Investing activities

Net cash used in investing activities, consisting primarily of fixed asset purchases, was $0.3 million for the nine months ended December 31, 2020. Net cash provided by investing activities, consisting primarily of proceeds from the sale of assets was $0.7 million for the nine months ended December 31, 2019.

Financing activities

Net cash provided by financing activities was $3.1 million during the nine months ended December 31, 2020 compared to net cash provided by financing activities of approximately $4.9 million during the nine months ended December 31, 2019. Financing in both periods was driven by the sale of common stock through at-the-market (“ATM”) offerings.

Operations funding requirements

Through December 31, 2020, we have financed our operations primarily through the sale of common stock in public offerings, the private placement of equity securities, from revenue derived from products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

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

We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations for at least the next 12 months of operations. As we recommence our operations and focus our efforts on drug discovery and development, we will need to raise additional capital to implement this new business plan. We cannot predict with certainty the exact amount or timing for any future capital raises or the terms or structure of any such raises.

On January 19, 2021, we filed a shelf registration statement on Form S-3 (File No. 333-252224) and a related prospectus. The shelf registration statement was declared effective by the SEC on January 29, 2021 (the “2021 Shelf”). The 2021 Shelf registered $150,000,000 of common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing. Under the 2021 Shelf , we can raise up to $150.0 million in future offerings under the 2021 Shelf, which includes $50.0 million through our at-the-market program.

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

On June 25, 2019, we received a notice letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum closing bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On December 26, 2019, we obtained an additional compliance period of 180 calendar days by electing to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. On April 17, 2020 we received an additional notice letter from Nasdaq indicating that based on extraordinary market conditions, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements (collectively, the “Price-based Requirements”) through June 30, 2020. Accordingly, since we had 66 calendar days remaining in the compliance period as of April 16, 2020, we had until September 4, 2020 to regain compliance. On August 18, 2020, we effected a 1-for-20 reverse stock split of our common stock, and on September 2, 2020, we received notification from Nasdaq that the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days and that Nasdaq had closed the matter. There can be no assurance that we will be able to maintain compliance with the Price-based Requirements or other listing requirements necessary to maintain the listing of our common stock on the Nasdaq Capital Market.

As of December 31, 2020, we had 7,117,083 total issued and outstanding shares of common stock.

In addition, our 2008 Equity Incentive Plan provided for the issuance of up to 76,079 shares of common stock upon the exercise of outstanding stock options, of which 44,812 shares were issued. The 2008 Equity Incentive Plan terminated on July 1, 2018. The 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 1,427,699 shares of our common stock, of which 324,176 shares remain available for issuance as of December 31, 2020, to executive officers, directors, advisory board members, employees and consultants. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan (“ESPP”), of which 59,435 shares remain available for future issuance as of December 31, 2020. Lastly, 104,410 shares of common stock have been reserved for issuances under certain inducement award agreements. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans, the Inducement Award Agreements, and the ESPP total 8,278,365 shares of common stock as of December 31, 2020.

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

Risks Related to COVID-19

*We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

In December 2019, a respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19, emerged. While initially the outbreak was largely concentrated in China, it has since spread globally and been declared a pandemic by the World Health Organization. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The continued COVID-19 pandemic could adversely impact our operations, including among others,  the impact it may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability, if we elect to do so, to advance our research and development activities and pursue development of any of our pipeline products, each of which could have an adverse impact on our business and our financial results. In particular, we require access to a constant, steady, reliable supply of human cells to support our development activities. The COVID-19 pandemic could negatively impact our ability to obtain a reliable supply of sufficient human cells or a supply at cost effective prices, which would harm our business and our results of operations and could cause us to be unable to support our drug development efforts.

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

As we pursue drug development through 3D tissues and disease models, we will require access to a constant, steady, reliable supply of human cells to support our development activities. We previously purchased certain qualified human cells from selected third-party suppliers based on quality assurance, cost effectiveness, and regulatory requirements. We also formed our now dissolved, wholly-owned subsidiary, Samsara, to serve as a key source of the primary human cells we utilized in our business. As we recommence our development operations, we will need to identify one or more sources of qualified human cells and there can be no guarantee that we will be able to access the quantity and quality of raw materials needed at a cost-effective price. Any failure to obtain a reliable supply of sufficient human cells or a supply at cost effective prices, including any impact to suppliers due to the COVID-19 pandemic, would harm our business and our results of operations and could cause us to be unable to support our drug development efforts.

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

We, or any third party with whom we enter into a partnering or development agreement, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to earn development or milestone payments or for any drug candidates to obtain regulatory approval, including:

•

delays in or failure to reach agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

We plan to outsource certain functions, tests and services to CROs, medical institutions and collaborators as well as outsource manufacturing to collaborators and/or contract manufacturers, and we will rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. We may elect, in the future, to engage a CRO to run all aspects of a clinical trial on our behalf. There is no assurance that such individuals or organizations will be able to provide the functions, tests, biologic supply or services as agreed upon or in a quality fashion and we could suffer significant delays in the development of our drug candidates or development programs.

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

Risks Related to Government Regulation

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

*If we fail to obtain and sustain an adequate level of reimbursement for our potential products by third-party payors, potential future sales would be materially adversely affected.

There will be no viable commercial market for our drug candidates, if approved, without reimbursement from third-party payors. Reimbursement policies may be affected by future healthcare reform measures. We cannot be certain that reimbursement will be available for our current drug candidates or any other drug candidate we may develop. Additionally, even if there is a viable commercial market, if the level of reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.

Third-party payors, such as government or private healthcare insurers, carefully review and increasingly question and challenge the coverage of and the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the Company, the insurance plan and other factors. Reimbursement rates may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. There is a current trend in the U.S. healthcare industry toward cost containment.

Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, may question the coverage of, and challenge the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. We believe our drugs will be priced significantly higher than existing generic drugs and consistent with current branded drugs. If we are unable to show a significant benefit relative to existing generic drugs, Medicare, Medicaid and private payors may not be willing to provide reimbursement for our drugs, which would significantly reduce the likelihood of our products gaining market acceptance.

We expect that private insurers will consider the efficacy, cost-effectiveness, safety and tolerability of our potential products in determining whether to approve reimbursement for such products and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business, financial condition and results of operations would be materially adversely affected if we do not receive approval for reimbursement of our potential products from private insurers on a timely or satisfactory basis. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Medicare Part D, which provides a pharmacy benefit to Medicare patients as discussed below, does not require participating prescription drug plans to cover all drugs within a class of products. Our business, financial condition and results of operations could be materially adversely affected if Part D prescription drug plans were to limit access to, or deny or limit reimbursement of, our drug candidates or other potential products.

Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In many countries, the product cannot be commercially launched until reimbursement is approved. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. The negotiation process in some countries can exceed 12 months. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies.

If the prices for our potential products are reduced or if governmental and other third-party payors do not provide adequate coverage and reimbursement of our drugs, our future revenue, cash flows and prospects for profitability will suffer.

*Current and future legislation may increase the difficulty and cost of commercializing our drug candidates and may affect the prices we may obtain if our drug candidates are approved for commercialization.

In the U.S. and some foreign jurisdictions, there have been a number of adopted and proposed legislative and regulatory changes regarding the healthcare system that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-marketing activities and affect our ability to profitably sell any of our drug candidates for which we obtain regulatory approval.

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could limit the coverage and reimbursement rate that we receive for any of our approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price”, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

There have been public announcements by members of the U.S. Congress, regarding plans to repeal and replace the PPACA and Medicare. For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court’s ruling with respect to the individual mandate but remanded the case to the District Court to consider whether other parts of the law can remain in effect. While the Texas District Court Judge has stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the law and our business.  We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. The U.S. Department of Health and Human Services has started soliciting feedback on some of these measures and, at the same time, is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While any proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our drug candidates, if approved for commercialization.

In Europe, the United Kingdom formally withdrew from the European Union on January 31, 2020, and entered into a transition period that ended on December 31, 2020. A significant portion of the regulatory framework in the United Kingdom is derived from the regulations of the European Union. We cannot predict what consequences the recent withdrawal of the United Kingdom from the European Union will have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions, and the United Kingdom is in the process of negotiating trade deals with other countries. Additionally, the United Kingdom’s withdrawal from the European Union may increase the possibility that other countries may decide to leave the European Union again.

Risks Related to Our Capital Requirements, Finances and Operations

We may be unable to continue as a going concern in the future.

We have had recurring losses from operations since inception and will likely not generate meaningful revenue for the foreseeable future. We believe that our existing cash, cash equivalents and interest thereon will be sufficient to fund our projected operating requirements under our current operating plan for more than a year. However, if our operating plans change and our projected operating requirements increase, we may be unable to continue as a going concern. In this event, the perception that we may not be able to continue as a going concern may have an adverse impact on our business due to concerns about our ability to meet our future contractual obligations or pursue additional strategic transactions. Further, if we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation and dissolution could be significantly lower than the values reflected in our financial statements and an investor could lose all or part of its investment in our equity.

*Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to curtail or cease our operations.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. Raising additional funding through debt or equity financing is likely to be difficult or unavailable altogether given the early stage of our therapeutic candidates. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations will be materially adversely affected. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings.

*We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses each year since we began operations, including $2.5 million and $5.2 million for the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had incurred cumulative operating losses of $244.2 million and cumulative net losses totaling $293.7 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

*Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as expenses related to:

•	evaluating and implementing strategic alternatives, technology licensing opportunities, potential collaborations, and other strategic transactions;
•	responding to the U.S. Securities and Exchange Commission (“SEC”) inquiries regarding certain of our prior disclosures and related operations;
•	litigation;
•	research and development expenditures, including commencement of preclinical studies and clinical trials;
•	the timing of the hiring of new employees, which may require payments of signing, retention or similar bonuses; and
•	changes in costs related to the COVID-19 pandemic or the general global economy.

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.

*Future strategic investments could negatively affect our business, financial condition and results of operations if we fail to achieve the desired returns on our investment.

Our ability to benefit from future external strategic investments depends on our ability to successfully conduct due diligence, evaluate prospective opportunities, and buy the equity of our target investments at acceptable market prices. Our failure in any of these tasks could result in unforeseen loses associated with the strategic investments.

We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance, product liabilities or other undisclosed liabilities that we did not uncover prior to our investment, which could result in us becoming subject asset impairments, including potential loss of our investment capital. In addition, if we do not achieve the anticipated benefits of an external investment as rapidly as expected, or at all, investors or analysts may downgrade our stock.

We also expect to continue to carry out strategic investments that we believe are necessary to grow our capital reserves and, in turn, expand our business.  There are no assurances that such initiatives will yield favorable results for us. Accordingly, if these initiatives are not successful, our business, financial condition and results of operations could be adversely affected.  If these risks materialize, our stock price could be materially adversely affected. Any difficulties in such investments could have a material adverse effect on our business, financial condition and results of operations.

*Our business could be adversely impacted if we are unable to retain our executive officers and other key personnel.

Our future success will depend to a significant degree upon the continued contributions of our key personnel, especially our executive officers. We do not currently have long-term employment agreements with our executive officers or our other key personnel, and there is no guarantee that our executive officers or key personnel will remain employed with us. Moreover, we have not obtained key man life insurance that would provide us with proceeds in the event of the death, disability or incapacity of any of our executive officers or other key personnel. Further, the process of attracting and retaining suitable replacements for any executive officers and other key personnel we lose in the future would result in transition costs and would divert the attention of other members of our senior management from our existing operations. Additionally, such a loss could be negatively perceived in the capital markets. Finally, certain of our executives also provide services to Viscient Biosciences, Inc. (“Viscient”). Executives that provide services to us and Viscient do not dedicate all of their time to us, as disclosed in our filings, and we may therefore compete with Viscient for the time commitments of our executive officers from time to time.

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

Keith Murphy, our Executive Chairman and Principal Executive Officer, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Jeffrey N. Miner, our Chief Scientific Officer, is a co-founder, the Chief Scientific Officer and a significant stockholder of Viscient, and Thomas Einar Jurgensen, our General Counsel, also serves as outside counsel to Viscient. In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We also expect to share certain facilities and equipment with Viscient. During fiscal 2020, we provided services to Viscient, and Viscient has previously purchased primary human cell-based products from our former subsidiary, Samsara Sciences, Inc. We expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future.

In addition, we license, as well as cross-license, certain intellectual property to and from Viscient and expect to continue to do so in the future. In particular, pursuant to an Asset Purchase and Non-Exclusive Patent License Agreement with Viscient, dated November 6, 2019, as amended, we have provided a paid up, worldwide, irrevocable, perpetual, non-exclusive license to Viscient under certain of our patents and know-how to (a) make, have made, use, sell offer to sell, import and otherwise exploit the inventions and subject matter covered by certain patents regarding certain bioprinter devices and bioprinting methods, engineered liver tissues, engineered renal tissues, engineered intestinal tissue and engineered tissue for in vitro research use, (b) to use and internally repair the bioprinters, and (c) to make additional bioprinters for internal use only in connection with drug discovery and development research, target identification and validation, compound screening, preclinical safety, absorption, distribution, metabolism, excretion and toxicology (ADMET) studies, and in vitro research to complement clinical development of a therapeutic compound. Although we have entered, and expect to enter, into agreements and arrangements that we believe appropriately govern the ownership of intellectual property created by joint employees or consultants of Viscient and/or using our or Viscient’s facilities or equipment, it is possible that we may disagree with Viscient as to the ownership of intellectual property created by shared employees or consultants, or using shared equipment or facilities.

On December 28, 2020, we entered into an intercompany agreement with Viscient and Organovo, Inc., our wholly-owned subsidiary (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement, we agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells, and Viscient agreed to provide us certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, Viscient and we each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects to the other party at prices to be determined in good faith by the parties. Under the Intercompany Agreement, each party will retain its own prior intellectual property.

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

On June 25, 2019, we received a notice letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum closing bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On December 26, 2019, we obtained an additional compliance period of 180 calendar days by electing to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market. On March 26, 2020, we obtained shareholder approval to effect a reverse stock split in a range from 20:1 to 40:1. On April 17, 2020, we received an additional notice letter from Nasdaq indicating that based on extraordinary market conditions, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements through June 30, 2020. Accordingly, since we had 66 calendar days remaining in, the compliance period as of April 16, 2020, we had until September 4, 2020 to regain compliance. On August 18, 2020, we effected a 1-for-20 reverse stock split of our common stock, and on September 2, 2020, we received notification from Nasdaq that the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days. However, there can be no assurance that we will maintain compliance with the minimum bid price requirement or other listing requirements necessary for us to maintain the listing of our common stock on the Nasdaq Capital Market.

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

Our two largest shareholders, ARK Investment Management LLC (“ARK”) and Nikko Asset Management Americas, Inc. (“Nikko”), collectively own approximately 28.3% of our outstanding stock and are able to exercise sufficient voting rights to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, sale of all or substantially all of our assets, or liquidation or dissolution. This concentrated position could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets, or liquidation or dissolution that a substantial portion of our other stockholders support, or conversely this significant influence could potentially result in the consummation of such a transaction or liquidation that a substantial portion of our other stockholders do not support. This significant influence could also discourage a potential investor from acquiring our common stock or a potential counterparty from entering into negotiations about a potential strategic transaction and might harm the trading price of our common stock. As stockholders, even with significant influence, ARK and Nikko are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

*There is no assurance that an active market in our common stock will continue at present levels or increase in the future.

Our common stock is currently traded on the Nasdaq Capital Market, but there is no assurance that an active market in our common stock will continue at present levels or increase in the future. As a result, an investor may find it difficult to dispose of our common stock on the timeline and at the volumes they desire. This factor limits the liquidity of our common stock and may have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of December 31, 2020, there were an aggregate of 8,278,365 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 1,101,847 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 59,435 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

Our Certificate of Incorporation, as amended (“Certificate of Incorporation”), and Bylaws, as amended (“Bylaws”) contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•	authorize the issuance of preferred stock which can be created and issued by our board of directors without prior stockholder approval, with rights senior to those of the common stock;
•	provide for a classified board of directors, with each director serving a staggered three-year term;
•	provide that each director may be removed by the stockholders only for cause;
•	prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent; and
•	require advance written notice of stockholder proposals and director nominations.

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

*If we are not able to adequately protect our proprietary rights, our business could be harmed.

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

As previously disclosed, we have recommenced certain historical operations and are now focusing our future efforts on developing highly customized 3D human tissues as living, dynamic models for healthy and diseased human biology for drug development. Previously, we focused our efforts on developing our in vivo liver tissues to treat end-stage liver disease and a select group of life-threatening, orphan diseases, for which there were limited treatment options other than organ transplant. We also explored the development of other potential pipeline in vivo tissue constructs. As we focus our business on developing highly customized 3D human tissues, we may sell, discontinue, adjust or abandon certain patents and patent applications relating to our historical operations. There can be no assurance that we will be successful at such efforts or sell or otherwise monetize such assets on acceptable terms, if at all. There is also no guarantee that our remaining patents will be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies.

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

*We may be involved in lawsuits or other proceedings to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

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

As more companies file patents relating to bioprinters and bioprinted tissues, it is possible that patent claims relating to bioprinters or bioprinted human tissue may be asserted against us. In addition, the drug candidates we pursue may also be pursued by other companies, and it is possible that patent claims relating to such drug candidates may also be asserted against us. Any patent claims asserted against us could harm our business. Moreover, we may face claims from non-practicing entities, which have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation and diversion of resources, cause product shipment or delays or require us to enter into royalty or license agreements. These licenses may not be available on acceptable terms, or at all. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and divert management’s attention from our core business. Any of these events could harm our business significantly.

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

We depend on license agreements with University of Missouri, Clemson University, and UniQuest for rights to use certain patents, pending applications, and know how. Failure to comply with or maintain obligations under these agreements and any related or other termination of these agreements could materially harm our business and prevent us from developing or commercializing new product candidates.

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

General Risk Factors

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

3.4	Bylaws of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2012).

3.5	Amendment to Organovo Holdings Bylaws, dated October 10, 2019 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).

10.1#	Offer Letter, dated December 28, 2020, between the Company and Tom Jurgensen.*

31.1	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chris Heberlig, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Keith Murphy, Principal Executive Officer, and Chris Heberlig, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101	Interactive Data File*

*	Filed herewith.
#	Indicates management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: February 8, 2021	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: February 8, 2021	By:	/s/ Chris Heberlig
	Name:	Chris Heberlig
	Title:	President and Chief Financial Officer (Principal Financial Officer)