Form 10-K
period 2021-03-31
ORGANOVO HOLDINGS, INC.
filed 2021-06-15
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing stock price as reported on the Nasdaq Capital Market on September 30, 2020, the last trading day of the registrant’s second fiscal quarter, was $41,853,138. For purposes of this computation only, shares of common stock held by each executive officer, director, and 10% or greater stockholders have been excluded in that such persons may be deemed affiliates.

The number of outstanding shares of the registrant’s common stock, as of June 1, 2021 was 8,698,128.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the definitive proxy statement for the 2021 annual meeting of the registrant’s stockholders, expected to be filed within 120 days of the end of the registrant’s fiscal year.

Organovo Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended March 31, 2021

Important Information Regarding Forward-Looking Statements

Portions of this Annual Report on Form 10-K (including information incorporated by reference) (“Annual Report”) include “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995, based on our current beliefs, expectations and projections regarding any strategic transaction process; negative effects on our business due to COVID-19; the ability to advance our research and development activities and pursue development of any of our pipeline products; our technology; our product and service development opportunities and timelines; our business strategies; customer acceptance and the market potential of our technology; products and services; our future capital requirements; our future financial performance; and other matters. This includes, in particular, Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, as well as other portions of this Annual Report. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. As a result, you should not place undue reliance on any forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Item 1A. “Risk Factors” of this Annual Report. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Overview

Organovo Holdings, Inc. (“Organovo Holdings,” “we,” “us,” “our,” the “Company” and “our Company”) is an early-stage biotechnology company that focuses on building high fidelity, 3D tissues that recapitulate key aspects of human disease. We use these models to identify gene targets capable of modulating the disease phenotype across multiple patients and intend to initiate drug discovery programs around these validated targets. We are initially targeting the intestine and have ongoing 3D tissue development efforts in Ulcerative colitis (“UC”) and Crohn’s disease (“CD”). We intend to add additional tissues/diseases/targets to our portfolio in the coming year. In line with these plans, we are building upon both our external and in-house scientific expertise, which will be essential to our drug development effort.

We use our proprietary technology to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. Our advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures. We believe these attributes can enable critical complex, multicellular disease models that can be used to develop clinically effective drugs across multiple therapeutic areas.

Our NovoGen Bioprinters® are automated devices that enable the fabrication of 3D living tissues comprised of mammalian cells. We believe that the use of our bioprinting platform as well as complementary 3D technologies will allow us to develop an understanding of disease biology that leads to validated novel drug targets and therapeutics to those targets to treat disease.

The majority of our current focus is on inflammatory bowel disease (“IBD”), including CD and UC.  We expect to create disease models, leveraging our prior work including the work found in our peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.)  Our current understanding of intestinal tissue models and IBD disease models leads us to believe that we can create models that provide greater insight into the biology of these diseases than are generally currently available.  Using these disease models, we intend to identify and validate novel therapeutic targets.  After finding therapeutic drug targets, we will focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these drug candidates towards an Investigational New Drug (“IND”) filing and potential future clinical trials.

We expect to broaden our work into additional therapeutic areas over time and are currently exploring specific tissues for development.  In our work to identify the areas of interest, we evaluate areas that might be better served with 3D disease models than currently available models as well as the commercial opportunity.

Historical Operations and Strategic Alternatives Process

From early 2018 to August 2019, we focused our efforts on developing our in vivo liver tissues to treat end-stage liver disease and a select group of life-threatening, orphan diseases, for which there are limited treatment options other than organ transplantation. We also explored the development of other potential pipeline in vivo tissue constructs in-house and through collaborations with academic and government researchers. In the past, we also explored the development of in vitro tissues, including proof of concept models of diseased tissues, for use in drug discovery and development.

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

Our Board of Directors (the “Board”) also engaged a financial advisory firm to explore our available strategic alternatives, including evaluating a range of ways to generate value from our technology platform and intellectual property, our commercial and development capabilities, our listing on the Nasdaq Capital Market, and our remaining financial assets. These strategic alternatives included possible mergers and business combinations, sales of part or all of our assets, and licensing and partnering arrangements. We implemented various restructuring steps to manage our resources and extend our cash runway, including reducing commercial activities related to our liver tissues, except for sales of primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling various assets, and reducing our workforce. Additionally, in November 2019, we sold certain inventory and equipment and related proprietary information held by our wholly-owned subsidiary, Samsara Sciences, Inc. (“Samsara”), and as a result of such sale, Samsara ceased its operations and has since been dissolved.

After conducting a diligent and extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the receipt of more than 27 non-binding indications of interest from interested parties and careful evaluation and consideration of those proposals, and following extensive negotiations with Tarveda Therapeutics, Inc. (“Tarveda”), on December 13, 2019, we entered into a merger agreement with Tarveda (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger

Agreement, our wholly-owned merger subsidiary would merge with and into Tarveda (the “Merger”), with Tarveda becoming a wholly-owned subsidiary of Organovo and the surviving corporation of the Merger . The Merger Agreement included various conditions to the consummation of the Merger, including approval by our stockholders at a Special Meeting of Stockholders that was held on April 7, 2020 (the “Special Meeting”).

At the Special Meeting, the Merger was not approved by our stockholders. As a result, we terminated the Merger Agreement with Tarveda. Pursuant to the terms of the Merger Agreement, we were obligated to reimburse certain of Tarveda’s merger-related expenses not to exceed $300,000, which was offset by Tarveda’s portion of shared expenses incurred by us in fiscal 2020.

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

Our Platform Technology

Our 3D human tissue platform is multifaceted. We approach each tissue agnostic to specific technologies, and intend to apply the best 3D technology to a given disease. We are developing novel disease models using high throughput systems, bioprinted and flow/stretch capable 3D systems as appropriate. Our proprietary NovoGen Bioprinters® and related technologies for preparing bio-inks and bioprinting multicellular tissues with complex architecture are grounded in over a decade of peer-reviewed scientific publications, deriving originally from research led by Dr. Gabor Forgacs, one of our founders and a former George H. Vineyard Professor of Biological Physics at the University of Missouri-Columbia (“MU”). We have a broad portfolio of intellectual property rights covering the principles, enabling instrumentation, applications, and methods of cell-based printing, including exclusive licenses to certain patented and patent pending technologies from MU and Clemson University. We own or exclusively license more than 90 patents and pending applications worldwide covering specific tissue designs, uses, and methods of manufacture.

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

Research Collaborations

We continue to collaborate with several academic institutions by providing them with access to our NovoGen Bioprinters® for research purposes, including: Yale School of Medicine, University of California, San Francisco, Knight Cancer Institute at Oregon Health & Science University, and the University of Virginia. We believe that the use of our bioprinting platform by major research institutions may help to advance the capabilities of the platform and generate new applications for bioprinted tissues. In prior instances, an academic institution or other third party provided funding to support the academic collaborator’s access to our technology platform. This funding was typically reflected as collaboration revenues in our financial statements. Our academic research collaborations typically involve both parties contributing resources directly to projects. We are not currently generating any revenues from these collaborations.

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

We recently completed a review and analysis of our full intellectual property portfolio to align it with our current business needs, strategies and objectives.  Based on that review, a number of patents and patent applications in various countries were abandoned or allowed to lapse.  The numbers provided herein are reflective of those changes.

We solely own or hold exclusive licenses to 30 issued U.S. patents and more than 40 issued international patents in foreign jurisdictions including Australia, Canada, China, Denmark, France, Great Britain, Germany, Ireland, Japan, South Korea, Sweden, the Netherlands and Switzerland. We solely or jointly own or hold exclusive licenses to 8 pending U.S. patent applications and more than 14 pending international applications in foreign jurisdictions including Australia, Canada, China, the European Patent Office, Japan and South Korea. These patent families relate to our bioprinting technology and our engineered tissue products and services, including our various uses in areas of tissue creation, in vitro testing, utilization in drug discovery, and in vivo therapeutics.

In-Licensed Intellectual Property

In 2009 and 2010, we obtained world-wide exclusive licenses to intellectual property owned by MU and the Medical University of South Carolina, which now includes 6 issued U.S. patents, 2 pending U.S. applications and 11 issued international patents. Dr. Gabor Forgacs, one of our founders and a former George H. Vineyard Professor of Biophysics at MU, was one of the co-inventors of all of these works (collectively, the “Forgacs Intellectual Property”). The Forgacs Intellectual Property provides us with intellectual property rights relating to cellular aggregates, the use of cellular aggregates to create engineered tissues, and the use of cellular aggregates to create engineered tissue with no scaffold present. The intellectual property rights derived from the Forgacs Intellectual Property also enables us to utilize our NovoGen Bioprinter® to create engineered tissues.

In 2011, we obtained an exclusive license to a U.S. patent (U.S. Pat. No. 7,051,654) owned by the Clemson University Research Foundation that provides us with intellectual property rights relating to methods of using ink-jet printer technology to dispense cells and relating to the creation of matrices of bioprinted cells on gel materials.

In 2015, we obtained world-wide exclusive licenses to intellectual property owned by The University of Queensland (collectively, “UniQuest Intellectual Property”) relating to technologies for producing kidney cells and kidney organoids from induced pluripotent stem cells (“iPSCs”). This intellectual property has been returned to UniQuest Pty Limited.

The patent rights we obtained through these exclusive licenses are not only foundational within the field of 3D bioprinting but provide us with favorable priority dates. We are required to make ongoing royalty payments under these exclusive licenses based on net sales of products and services that rely on the intellectual property we in-licensed. For additional information regarding our royalty obligations see “Note 4. Collaborative Research, Development, and License Agreements” in the Notes to the Consolidated Financial Statements included in this Annual Report.

Company Owned Intellectual Property

In addition to the intellectual property we have in-licensed, we have historically innovated and grown our intellectual property portfolio.

With respect to our bioprinting platform, we have 8 issued U.S. patents and 9 issued foreign patents directed to our NovoGen  Bioprinter® and methods of bioprinting: U.S. Patent Nos. 8,931,880; 9,149,952; 9,227,339; 9,315,043; 9,499,779; 9,855,369; 10,174,276 and 10,967,560; Australia Patent Nos. 2011318437, 2015202836, 2016253591, and 2013249569; China Patent Nos. ZL201180050831.4 and ZL201480054148.1; European Patent No. 2838985; Japan Patent Nos. 6333231 and 6566426. These issued patents and pending patent applications carry remaining patent terms ranging from over 12 years to just over 6 years. We have additional U.S. continuation applications pending in these families as well foreign counterpart applications in multiple countries.

Our ExVive™ Human Liver Tissue is protected by U.S. Patent Nos. 9,222,932, 9,442,105 and 10,400,219; Australia Patent Nos. 2014236780 and 2017200691; Canada Patent No. 2,903,844; and. Our ExVive™ Human Kidney Tissue is protected by U.S. Patent Nos. 9,481,868, 10,094,821 and 10,962,526; European Patent No. 3204488. These issued patents and pending patent applications carry remaining patent terms ranging from over 14 years to just over 11 years. We have additional U.S. patent applications pending in these families, as well as foreign counterpart applications in multiple countries. We currently have pending numerous patent applications in the U.S. and globally that are directed to additional tissue types, their methods of fabrication, and specific applications.

Our U.S. Pat. Nos. 9,855,369 and 9,149,952, which relate to our bioprinter technology, are the subject of IPR proceedings filed by Cellink AB, one of our competitors. In addition, U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (assigned to Clemson University and the University of Missouri, respectively) are implicated in a declaratory judgment complaint filed against Organovo, Inc., our wholly owned subsidiary, by Cellink AB and certain of its subsidiaries in the United States District Court for the District of Delaware. For more information regarding these proceedings, see the section titled “Part I, Item 3 of this Annual Report on Form 10-K.”

COVID-19

In December 2019, a respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 emerged. While initially the outbreak was largely concentrated in China, it has since spread globally and been declared a pandemic by the World Health Organization. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In 2020, we adapted quickly to COVID-19, instituting universal masking and distancing in the lab and in the offices. We encouraged and enabled remote work whenever possible. We instituted safety check software to monitor symptoms and have successfully maintained a robust level of progress while ensuring the safety of our employees. As the viral load and variants allow, we intend to carefully return to more typical lab and office work flow.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rise of vaccine-resistant variants, duration of the outbreak, travel bans, restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In particular, the continued COVID-19 pandemic could adversely impact various aspects of our operations, including among others, our ability to raise additional capital, the timing and ability to pursue our strategy, given the impact the pandemic may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance our research and development activities and pursue development of our pipeline products, each of which could have an adverse impact on our business and our financial results. Our employees and consultants have recently returned to working at our office and lab when necessary and we currently believe our operations have not otherwise been negatively impacted by the pandemic.

Employees and Human Capital

As of June 1, 2021, we had 9 employees, 4 of which were full time employees. We have also retained some of our former employees as consultants. We have also retained a number of expert consultants in specific scientific and operational areas. Our employees are not represented by labor unions or covered under any collective bargaining agreements.  We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards.

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

Our principal executive offices are located at 440 Stevens Ave, Suite 200, Solana Beach, CA 92075 and our phone number is (858) 224-1000. Our Internet website can be found at http://www.organovo.com. The content of our website is not intended to be incorporated by reference into this Annual Report or in any other report or document that we file.

Available Information

Our investor relations website is located at http://ir.organovo.com. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act, including annual and quarterly reports, and other reports we file, are available free of charge, through our website. The content of our website is not intended to be incorporated by reference into this Annual Report or in any other report or document that we file. We make them available on our website as soon as reasonably possible after we file them with the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov).

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

In December 2019, a respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19, emerged. While initially the outbreak was largely concentrated in China, it has since spread globally and been declared a pandemic by the World Health Organization. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rise of vaccine-resistant variants, duration of the outbreak, travel bans, restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The continued COVID-19 pandemic could adversely impact our operations, including among others,  the impact it may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance our research and development activities and pursue development of any of our pipeline products, each of which could have an adverse impact on our business and our financial results. In particular, we require access to a constant, steady, reliable supply of human cells to support our development activities. The COVID-19 pandemic could negatively impact our ability to obtain a reliable supply of sufficient human cells or a supply at cost effective prices, which would harm our business and our results of operations and could cause us to be unable to support our drug development efforts.

In addition, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. Our stock price has also experienced volatility during this time, including occasional significant increases and decreases. For example, from April 1, 2020 to March 31, 2021, our closing stock price ranged from $5.20 to $21.70 per share. Such increases and decreases in our stock price may repeat or continue for the foreseeable future.

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

Risks Related to our Business

We have recommenced our operations as an early-stage company focusing on 3D bioprinting technology to develop human tissues and disease models for drug discovery and development, which is an unproven business strategy that may never achieve profitability.

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

As we pursue drug development through 3D tissues and disease models, we will require access to a constant, steady, reliable supply of human cells to support our 3D tissue development activities. We purchase human cells from selected third-party suppliers based on quality assurance, cost effectiveness, and regulatory requirements. We need to continue to identify additional sources of qualified human cells and there can be no guarantee that we will be able to access the quantity and quality of raw materials needed at a cost-effective price. Any failure to obtain a reliable supply of sufficient human cells or a supply at cost effective prices, including any impact to suppliers due to the COVID-19 pandemic, would harm our business and our results of operations and could cause us to be unable to support our drug development efforts.

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

We may require substantial additional funding. Raising additional capital would cause dilution to our existing stockholders and may restrict our operations or require us to relinquish rights to our technologies or to a product candidate.

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

We will rely upon third-party contractors and service providers for the execution of critical aspects of any future development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of any future development programs.

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

The near and long-term viability of our drug discovery and development efforts will depend on our ability to successfully establish strategic relationships.

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

If we fail to obtain and sustain an adequate level of reimbursement for our potential products by third-party payors, potential future sales would be materially adversely affected.

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

Current and future legislation may increase the difficulty and cost of commercializing our drug candidates and may affect the prices we may obtain if our drug candidates are approved for commercialization.

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

We have had recurring losses from operations since inception and will likely not generate meaningful revenue for the foreseeable future. We believe that our existing cash, cash equivalents and interest thereon will be sufficient to fund our projected operating requirements under our current operating plan for at least the next 12 months. However, if our operating plans change and our projected operating requirements increase, we may be unable to continue as a going concern. In this event, the perception that we may not be able to continue as a going concern may have an adverse impact on our business due to concerns about our ability to meet our future contractual obligations or pursue additional strategic transactions. Further, if we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation and dissolution could be significantly lower than the values reflected in our financial statements and an investor could lose all or part of its investment in our equity.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to curtail or cease our operations.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. Raising additional funding through debt or equity financing is likely to be difficult or unavailable altogether given the early stage of our therapeutic candidates. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations will be materially adversely affected. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to our technology or potential future product candidates or otherwise agree to terms unfavorable to us.

We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses each year since we began operations, including $16.8 million and $21.5 million for the years ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $296.3 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successfully developing human tissues and disease models for drug discovery and development that enable us to identify drug candidates;

•	successfully outsourcing certain portions of our development efforts;

•	entering into collaboration or licensing arrangements with pharmaceutical companies to further develop and conduct clinical trials for any drug candidates we identify;

•	obtaining any necessary regulatory approvals for any drug candidates we identify; and

•	raising sufficient funds to finance our activities and long-term business plan.

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

We may identify material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements.

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

We cannot assure you that we will not have material weaknesses or significant deficiencies in our internal control over financial reporting. If we identify any material weaknesses or significant deficiencies that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result.

Future strategic investments could negatively affect our business, financial condition and results of operations if we fail to achieve the desired returns on our investment.

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

We also expect to continue to carry out strategic investments that we believe are necessary to expand our business.  There are no assurances that such initiatives will yield favorable results for us. Accordingly, if these initiatives are not successful, our business, financial condition and results of operations could be adversely affected.  If these risks materialize, our stock price could be materially adversely affected. Any difficulties in such investments could have a material adverse effect on our business, financial condition and results of operations.

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

We may experience conflicts of interest with Viscient Biosciences, Inc. with respect to business opportunities and other matters.

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Jeffrey N. Miner, our Chief Scientific Officer, is a co-founder, the Chief Scientific Officer and a significant stockholder of Viscient, and Thomas Einar Jurgensen, our General Counsel, also serves as outside counsel to Viscient. In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We also expect to share certain facilities and equipment with Viscient. During fiscal 2020, we provided services to Viscient, and Viscient has previously purchased primary human cell-based products from our former subsidiary, Samsara Sciences, Inc. We expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future.

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

Our two largest shareholders, ARK Investment Management LLC (“ARK”) and Nikko Asset Management Americas, Inc. (“Nikko”), own approximately 9.48% and 7.11%, respectively, of our outstanding stock and are able to exercise sufficient voting rights to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, sale of all or substantially all of our assets, or liquidation or dissolution. These concentrated positions could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets, or liquidation or dissolution that a substantial portion of our other stockholders support, or conversely this significant influence could potentially result in the consummation of such a transaction or liquidation that a substantial portion of our other stockholders do not support. This significant influence could also discourage a potential investor from acquiring our common stock or a potential counterparty from entering into negotiations about a potential strategic transaction and might harm the trading price of our common stock. As stockholders, even with significant influence, ARK and Nikko are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of March 31, 2021, there were an aggregate of 9,831,627 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 1,101,700 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 59,435 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

Patents covering our products could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”), or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review (“IPR”), or interference proceedings or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology or products. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

For example, in June 2021, Cellink AB filed petitions for IPR at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) of U.S. Pat. Nos. 9,855,369 and 9,149,952 (the “IPR Patents”), two of our issued U.S. patents that relate to our current bioprinter technology. The PTAB may determine to institute IPR proceedings for one or both patents. Although all claims of the IPR Patents remain valid and enforceable until the PTAB makes its rulings and any appeals of such rulings have been exhausted, if we are unsuccessful in the IPR proceedings, in whole or in part, we may lose our IPR patents or the scope of these patents may be narrowed, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours. In addition, the cost to us of the IPR proceedings or other proceedings, even if resolved in our favor, could be substantial. Also in June 2021, Cellink AB and its subsidiaries Cellink LLC, Mattek Corporation, and Visikol, Inc. filed a declaratory judgment complaint against us in the United States District Court for the District of Delaware (The “Action”). Under the Action, the Cellink AB and the other plaintiffs assert claims for declaratory judgments of non-infringement of U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (assigned to Clemson University and the University of Missouri, respectively).

Some of our competitors, including Cellink AB, may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations. We may become involved in lawsuits to protect or enforce our inventions, patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

In addition, if we initiate legal proceedings against a third party to enforce a patent covering our products, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation, including through re-examination, post-grant review, IPR, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents in such a way that they no longer cover our products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products. Such a loss of patent protection would have a material adverse effect on our business, financial condition, and results of operations.

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

In addition to infringement claims against us, if third parties have prepared and filed patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office (“PTO”) to determine the priority of invention and opposition proceedings outside of the United States. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party.

Third parties may also attempt to initiate reexamination, post grant review or inter partes review of our patents or those of our collaborators or licensors in the PTO. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

We depend on license agreements with University of Missouri and Clemson University for rights to use certain patents, pending applications, and know how. Failure to comply with or maintain obligations under these agreements and any related or other termination of these agreements could materially harm our business and prevent us from developing or commercializing new product candidates.

We are party to license agreements with University of Missouri and Clemson University under which we were granted exclusive rights to patents and patent applications that are important to our business and to our ability to develop and commercialize our NovoGen Bioprinters and 3D tissue products fabricated using our NovoGen Bioprinters. Our rights to use these patents and patent applications and employ the inventions claimed in these licensed patents are subject to the continuation of and our compliance with the terms of our license agreements. If we were to breach the terms of these license agreements and the agreements were terminated as a result, our ability to continue to develop and commercialize our NovoGen Bioprinters and 3D tissue products and to operate our business could be adversely impacted.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

From July 2012 to November 2019, we leased our main facilities at 6275 Nancy Ridge Drive, San Diego, California 92121. Since November 2019, we leased our main facilities at 440 Stevens Avenue, Solana Beach, California 92075. Since November 2020, we leased our temporary lab space for research and development operations at 11585 Sorrento Valley Road, Suite 106, San Diego, CA 92121. Additionally, in November 2020, we entered into a sixty-two month lease agreement for our long term permanent premises, consisting of approximately 8,051 square feet of lab and office space. After certain tenant improvements are made, we expect to commence the lease in the third quarter of fiscal year 2022. See “Note 6. Leases” of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of properties.

Item 3. Legal Proceedings.

In June 2021, Cellink AB filed petitions for IPR at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) of U.S. Pat. Nos. 9,855,369 and 9,149,952 (the “IPR Patents”), for two of our issued U.S. patents that relate to our current bioprinter technology. In an IPR, a petitioner may request that the PTAB consider the validity of issued patent claims on the basis of obviousness or anticipation tied to patents and printed publications. The PTAB may determine to institute IPR proceedings for one or both patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent.

We may file a preliminary response to Cellink AB’s IPR petition in September 2021. We expect the PTAB to reach a decision in December 2021 whether to institute Cellink AB’s IPRs. If the PTAB decides to institute the IPRs, it will then conduct an administrative trial to determine the patentability of patent claims challenged in the IPRs and a final determination by the PTAB will be issued within 1 year (extendable for good cause by 6 months). If the PTAB declines to institute an IPR as to a challenged claim, the PTAB’s decision is final and non-appealable. If the PTAB decides to institute the IPRs and issues a decision, any party may appeal final written decisions of the PTAB to the U.S. Court of Appeals for the Federal Circuit. All claims of the IPR Patents remain valid and enforceable until the PTAB makes its rulings and any appeals of such rulings have been exhausted.

We cannot predict the ultimate outcome of the IPR proceedings filed by Cellink AB. If we are unsuccessful in the IPR proceedings, in whole or in part, we may lose the IPR Patents or the scope of these patents may be narrowed, which could limit our ability to stop others from using or commercializing products and technologies similar or identical to ours. For more information regarding the risks presented by the IPR proceedings with respect to the IPR Patents, see the section of this Annual Report on Form 10-K entitled “Risk Factors-Risks Related to Our Intellectual Property.”

Also in June 2021, Cellink AB and its subsidiaries Cellink LLC, Mattek Corporation, and Visikol, Inc. filed a declaratory judgment complaint against us in the United States District Court for the District of Delaware (the “Action”). Under the Action, the Cellink Parties assert claims for declaratory judgments of non-infringement of U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (assigned to Clemson University and the University of Missouri, respectively). We believe the claims asserted in the Action are without merit and intend to vigorously defend against them. However, we cannot predict the ultimate outcome of the Action. If we are unsuccessful in the Action, in whole or in part, the scope of these patents may be narrowed, which could limit our ability to stop others from using or commercializing products and technologies similar or identical to ours. For more information regarding the risks presented by the declaratory judgment proceedings, see the section of this Annual Report on Form 10-K entitled “Risk Factors-Risks Related to Our Intellectual Property.”

Except as set forth above, we are not involved in any material legal proceedings or legal matters at this time. See “Note 7. Commitments and Contingencies” of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of potential commitments and contingencies related to legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “ONVO.”

Holders of Record

As of March 31, 2021, we had 8,670,492 outstanding shares of common stock and approximately 41 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended March 31, 2021:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)
January 1, 2021 - January 31, 2021	—		$—
February 1, 2021 - February 28, 2021	55	(1)	$17.17
March 1, 2021 - March 31, 2021	—		$—
Total	55		$17.17
(1)	Represents shares of our common stock withheld from employees for the payment of taxes.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The graph set forth below compares the cumulative total stockholder return data on our common stock with the cumulative return data of (i) the Nasdaq Stock Market Composite Index, and (ii) the Nasdaq Biotechnology Index over the five-year period ending March 31, 2021. This graph assumes the investment of $100 on March 31, 2016 in our common stock and each of the comparative indices and assumes the reinvestment of dividends. No cash dividends have been declared or paid on our common stock.

The comparisons in the graph and related information is not intended to forecast or be indicative of possible future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Organovo Holdings, Inc.,

the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

*	$100 invested on March 31, 2016 in stock or index, including reinvestment of dividends.

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

Overview

We are an early-stage biotechnology company that is focusing on building high fidelity, 3D tissues that recapitulate key aspects of human disease. We use these models to identify gene targets capable of modulating the disease phenotype across multiple patients and intend to initiate drug discovery programs around these validated targets. We are initially targeting the intestine and have ongoing 3D tissue development efforts in UC and CD. We intend to add additional tissues/diseases/targets to our portfolio in the coming year. In line with these plans, we are building upon both our external and in-house scientific expertise, which will be essential to our drug development effort.

We use our proprietary technology to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. Our advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures. Management believes these attributes can enable critical complex, multicellular disease models that can be used to develop clinically effective drugs for selected therapeutic areas.

Our NovoGen Bioprinters® are automated devices that enable the fabrication of 3D living tissues comprised of mammalian cells. We believe that the use of our bioprinting platform as well as complementary 3D technologies will allow us to develop an understanding of disease biology that leads to validated novel drug targets, and  therapeutics to those targets to treat disease.

The majority of our current focus is on IBD, including CD and UC. We expect to create disease models, leveraging our prior work including the work found in our peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.)  Our current understanding of intestinal tissue models and IBD disease models leads us to believe that we can create models that provide greater insight into the biology of these diseases than are generally currently available.  Using these disease models, we intend to identify and validate novel therapeutic targets. After finding therapeutic drug targets, we will focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these drug candidates towards an IND and clinical trials.

We expect to broaden our work into additional therapeutic areas over time and are currently exploring specific tissues for development. In our work to identify the areas of interest, we evaluate areas that might be better served with 3D disease models than currently available models as well as the commercial opportunity.

Historical Operations and Strategic Alternatives Process

From early 2018 to August 2019, we focused our efforts on developing our in vivo liver tissues to treat end-stage liver disease and a select group of life-threatening, orphan diseases, for which there are limited treatment options other than organ transplantation. We also explored the development of other potential pipeline in vivo tissue constructs in-house and through collaborations with academic and government researchers. In the past, we also explored the development of in vitro tissues, including proof of concept models of diseased tissues, for use in drug discovery and development.

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

Our Board also engaged a financial advisory firm to explore our available strategic alternatives, including evaluating a range of ways to generate value from our technology platform and intellectual property, our commercial and development capabilities, our listing on the Nasdaq Capital Market, and our remaining financial assets. These strategic alternatives included possible mergers and business combinations, sales of part or all of our assets, and licensing and partnering arrangements. We implemented various restructuring steps to manage our resources and extend our cash runway, including reducing commercial activities related to our liver tissues, except for sales of primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling various assets, and reducing our workforce. Additionally, in November 2019, we sold certain inventory and equipment and related proprietary information held by our wholly-owned subsidiary, Samsara, and as a result of such sale, Samsara ceased its operations and has since been dissolved.

After conducting a diligent and extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the receipt of more than 27 non-binding indications of interest from interested parties and careful evaluation and consideration of those proposals, and following extensive negotiation with Tarveda, on December 13, 2019, we entered into the Merger Agreement. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, our wholly-owned merger subsidiary would merge with and into Tarveda, with Tarveda becoming a wholly-owned subsidiary of Organovo and the surviving corporation of the Merger . The Merger Agreement included various conditions to the consummation of the Merger, including approval by our stockholders at the Special Meeting.

At the Special Meeting, the Merger was not approved by our stockholders. As a result, we terminated the Merger Agreement with Tarveda. Pursuant to the terms of the Merger Agreement, we were obligated to reimburse certain of Tarveda’s merger-related expenses not to exceed $300,000, which was offset by Tarveda’s portion of shared expenses incurred by us in fiscal 2020.

The Cooperation Agreement and Advisory Nominees Proposal

Following the Special Meeting and the termination of the Merger Agreement, our Board continued to solicit stockholder feedback regarding our strategic alternatives and how to maximize stockholder value. In response to feedback from our largest stockholder regarding its desire for our Board to consider opportunities in the 3D bioprinting field and suggestion that our Board should speak with Keith Murphy, our founder, stockholder and former Chief Executive Officer and Chairman, for potential business ideas, our Board initiated discussions with Mr. Murphy. Based on these discussions, we entered into the Cooperation Agreement. Under the terms of the Cooperation Agreement, our Board appointed Mr. Murphy and Adam K. Stern to the Board as Class III directors, and two of our existing directors, Richard Maroun and David Shapiro, resigned from our Board and the committees thereof. Our Board also agreed to nominate, recommend, support and solicit proxies for the re-election of Messrs. Murphy and Stern at the 2020 Annual Meeting. Our Board also agreed to nominate, recommend, support and solicit proxies for the Advisory Nominees Proposal at the 2020 Annual Meeting to appoint the Advisory Nominees to our Board. Mr. Murphy identified each of the Advisory Nominees. Our Board approved the appointment of the Advisory Nominees, to be automatically effective immediately following the final adjournment of the 2020 Annual Meeting if the final vote tabulation for the Advisory Nominees Proposal received more votes cast “FOR” than “AGAINST” its approval. In addition, each of our then-current directors (other than Messrs. Murphy and Stern) agreed to resign from our Board immediately following the appointment of the Advisory Nominees. At the 2020 Annual Meeting held on September 15, 2020, our stockholders approved the re-election of Messrs. Murphy and Stern to our Board as Class III directors to hold office until the 2023 Annual Meeting of Stockholders and the final vote tabulation for the Advisory Nominees Proposal received more votes cast “FOR” than “AGAINST” its approval and, accordingly, effective upon the final adjournment of the 2020 Annual Meeting, Ms. Milhous was appointed as a Class I director to hold office until the 2021 Annual Meeting of Stockholders and Messrs. Cohen and Gobel were appointed as Class II directors to hold office until the 2022 Annual Meeting and Carolyn Beaver, Taylor Crouch, Mark Kessel and Kirk Malloy, Ph.D. each resigned as directors. Following the election of the New Director Slate, we have recommenced operations and are now focusing our future efforts on developing highly customized 3D human tissues as living, dynamic models of healthy and diseased human biology for drug development.

COVID-19

In December 2019 a respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 emerged. While initially the outbreak was largely concentrated in China, it has since spread globally and been declared a pandemic by the World Health Organization. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In 2020, we adapted quickly to COVID-19, instituting universal masking and distancing in the lab and in the offices. We encouraged and enabled remote work whenever possible. We instituted safety check software to monitor symptoms. We have successfully maintained a robust level of progress while ensuring the safety of our employees. As the viral load and variants allow, we intend to carefully return to more typical lab and office work flow.

The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rise of vaccine-resistant variants, duration of the outbreak, travel bans, restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In particular, the continued COVID-19 pandemic could adversely impact various aspects of our operations, including among others, our ability to raise additional capital, the timing and ability to pursue our revised strategy, given the impact the pandemic may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners and the ability to advance our research and development activities and pursue development of our pipeline products each of which could have an adverse impact on our business and our financial results. Our employees and consultants have recently returned to working at our office and lab when necessary and we currently believe our operations have not been negatively impacted by the pandemic.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in this annual report to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to stock-based compensation expense. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Since March 31, 2020, the significant changes to our critical accounting policies include removing revenue recognition related items. Our significant accounting policies are set forth in “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained within this Annual Report. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations. Accounting policies regarding stock-based compensation are considered critical, as they require significant estimates, judgements, and assumptions. If there is a difference between the assumptions used in determining our stock-based compensation expense and the actual factors that become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made.

Stock-based compensation

For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares acquirable under our Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”), our 2016 Employee Stock Purchase Plan (the “ESPP”) or our 2021 Inducement Equity Plan (the “Inducement Plan”) using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. For stock options, prior to fiscal year 2020, we used a blend of historical volatility and implied volatility of comparable companies. As of April 1, 2019, we were using the Company-specific historical volatility rate as it was more reflective of market conditions and a better indicator of expected volatility. For certain options granted with vesting criteria contingent on market conditions, we engage with valuation specialists to calculate fair value and requisite service periods using Monte Carlo simulations. For shares acquirable under our ESPP, we use our Company-specific volatility rate. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions, our stock-based compensation expense may differ significantly from what we have recorded in the past.

For purposes of calculating stock-based compensation, we estimate the fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”) with pre-defined performance criteria, based on the closing stock price on the date of grant. No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to us. The expense for PBRSUs with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each period end.

All of the above accounting policies regarding stock-based compensation are considered critical, as they require significant estimates, judgements, and assumptions. If there is a difference between the assumptions used in determining our stock-based compensation expense and the actual factors that become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made.

Results of Operations

Comparison of the Years Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the years ended March 31, 2021 and 2020 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2021	2020	$	%
Revenues	$-	$2,196	$(2,196)	(100%)
Cost of revenues	$-	$328	$(328)	(100%)
Research and development	$1,103	$5,284	$(4,181)	(79%)
Selling, general and administrative	$15,723	$18,059	$(2,336)	(13%)
Other income	$2	$2,767	$(2,765)	(100%)

Revenues

We had no revenues for the year ended March 31, 2021 compared to $2.2 million of revenue for the year ended March 31, 2020. The $2.2 million decrease was due to the termination of revenue generating activities following our decision to restructure operations to preserve capital as we pursued various strategic alternatives.

Costs and Expenses

Cost of Revenues

Cost of product and service revenues, which reflects expenses related to manufacturing our products and delivering services, was zero for the year ended March 31, 2021, compared to $0.3 million for the year ended March 31, 2020. The decrease was due to the termination of revenue generating activities following our decision to restructure operations to preserve capital as we pursued various strategic alternatives.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended March 31, 2021 and 2020 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2021	2020	$	%
Research and development	$972	$4,940	$(3,968)	(80%)
Non-cash stock-based compensation	105	111	(6)	(5%)
Depreciation and amortization	26	233	(207)	(89%)
Total research and development expenses	$1,103	$5,284	$(4,181)	(79%)

Research and development expenses decreased $4.2 million, or 79%, from approximately $5.3 million for the year ended March 31, 2020 to approximately $1.1 million for the year ended March 31, 2021 as we materially reduced research and development activities following our decision to pursue our strategic alternatives during the second quarter of fiscal 2020. This action resulted in a $2.0 million reduction of personnel related costs, a $0.6 million reduction in lab expenses, a $0.9 million reduction in facilities costs, and a $0.7 million reduction in all other costs. Our full-time research and development staff decreased from an average of fourteen full-time employees for the year ended March 31, 2020 to an average of two full-time employees for the year ended March 31, 2021. Going forward, in line with our renewed research and development efforts, we expect to hire additional employees and incur significantly more research and development expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended March 31, 2021 and 2020 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2021	2020	$	%
Selling, general and administrative	$10,257	$13,153	$(2,896)	(22%)
Non-cash stock-based compensation	5,451	3,997	1,454	36%
Depreciation and amortization	15	909	(894)	(98%)
Total selling, general and administrative expenses	$15,723	$18,059	$(2,336)	(13%)

Selling, general and administrative expenses decreased approximately $2.3 million, or 13%, from $18.1 million for the year ended March 31, 2020 to approximately $15.7 million for the year ended March 31, 2021. Overall, the decrease year over year is due to minimal spending in the first and second quarters of fiscal 2021 following the termination of the Merger Agreement. Other activity in fiscal 2021 includes the expenses incurred as a result of the approval of the Advisory Nominees Proposal in September 2020 triggering a “Change of Control” under our severance plan, as well as renewed operations in the third quarter. The higher expenses in fiscal 2020 are attributed to normal operations as well as our business restructuring in the second quarter to pursue strategic alternatives, which resulted in significant expenses. Overall, we had a $0.6 million decrease in personnel related costs, a $0.9 million decrease in depreciation and amortization, a $0.4 decrease in facilities costs, a $1.0 million decrease in general, legal, and corporate costs, offset by a $0.5 million increase in consulting fees. Our average selling, general and administrative headcount was five full-time employees for the year ended March 31, 2021 compared to twelve full-time employees in the prior year period.

Other Income (Expense)

Other income was less than $0.1 million for the year ended March 31, 2021. A loss of less than $0.1 million from the disposal of fixed assets was offset by interest income of less than $0.1 million. For the year ended March 31, 2020, other income was approximately $2.8 million and consisted of a $1.2 million gain from the sale of Samsara assets, a $0.5 million of gain on our lease termination, $0.5 million of income from the sale of other assets and $0.6 million of interest income.

Financial Condition, Liquidity and Capital Resources

We originally devoted our efforts to developing a platform technology to produce and study living tissues, with a focus on liver tissue, that emulate key aspects of human biology and disease, raising capital and building infrastructure. Following the decision to explore strategic alternatives, we took steps to manage our resources and extend our cash runway. These steps included reducing all commercial and research and development laboratory activities related to our liver tissues, except for sales or primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling lab equipment and other inventory, and reducing our workforce. We have retained certain key management, employees and consultants, our core intellectual property, licenses, collaborations with research institutions and universities, and proprietary equipment. Going forward, we intend to leverage our proprietary technology platform to develop therapeutic drugs. Our initial plan is to focus on IBD, including CD and UC with a goal of broadening our work into additional therapeutic areas over time. In connection with our new strategy, we intend to rebuild our research and development functions to support our screening and drug development efforts.

As of March 31, 2021, we had cash and cash equivalents of approximately $37.4 million and an accumulated deficit of $296.3 million. As of March 31, 2020, we had cash and cash equivalents of $27.4 million and an accumulated deficit of $279.5 million. We had negative cash flows from operations of $13.3 million and $14.9 million for the years ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, we had total current assets of approximately $38.4 million and current liabilities of approximately $0.7 million, resulting in working capital of $37.7 million. At March 31, 2020, we had total current assets of approximately $28.3 million and current liabilities of approximately $1.8 million, resulting in working capital of $26.5 million.

The following table sets forth a summary of the primary sources and uses of cash for the years ended March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(13,323)	$(14,882)
Investing activities	(393)	747
Financing activities	23,835	4,935
Net increase (decrease) in cash, cash equivalents, and restricted cash	$10,119	$(9,200)

Operating activities

Net cash used in operating activities was approximately $13.3 million and $14.9 million for the years ended March 31, 2021 and 2020, respectively. The $1.6 million decrease in operating cash usage, for the year ended March 31, 2021, can be attributed primarily to our operational restructuring, which included a significant decrease in headcount.

Investing activities

Net cash used in investing activities was $0.4 million versus net cash provided by investing activities of $0.7 million for the years ended March 31, 2021 and 2020, respectively. The net cash used in investing activities was related to the purchase of fixed assets in the year ended March 31, 2021. The net cash provided by investing activities was related to proceeds from the disposal of fixed assets associated with the streamlining of our operations in the year ended March 31, 2020.

Financing activities

Net cash provided by financing activities was approximately $23.8 million and $4.9 million for the years ended March 31, 2021 and 2020, respectively. The results in both years are primarily driven by at-the-market share offerings. Refer to “Operations funding requirements” below for further information regarding financing activities.

Operations funding requirements

During the year ended March 31, 2021, we raised net proceeds of approximately $23.8 million through the sale of 1,932,972 shares of our common stock through at-the-market offerings.

Through March 31, 2021, we have financed our operations primarily through the sale of common stock in public offerings, the private placement of equity securities, from revenue derived from products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other misceallaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2022 to be between $13.0 million and $15.0 million. Based on our current operating plan and available cash resources, we believe we have sufficient resources to fund our business for at least the next twelve months.

In June 2021, our U.S. Pat. Nos. 9,855,369 and 9,149,952, which relate to our bioprinter technology, are the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. collectively (“Cellink AB”). The objective of the IPR proceedings is to invalidate the claims in the noted patents. We estimate the costs of the IPR proceedings to total between $850,000 and $950,000.

We previously had an effective shelf registration statement on Form S-3 (File No. 333-222929) (the “2018 Shelf”) that registered $100.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing, that was set to expire on February 22, 2021. On January 19, 2021, we filed a shelf registration statement on Form S-3 (File No. 333-252224) and a related prospectus supplement. The shelf registration statement was declared effective by the SEC on January 29, 2021 (the “2021 Shelf”). The 2021 Shelf registered $150.0 million of common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing. The 2021 Shelf replaced the 2018 Shelf on January 29, 2021.

On March 16, 2018, we entered into a Sales Agreement (“2018 Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”) and filed a prospectus supplement to the 2018 Shelf, pursuant to which we could offer and sell, from time to time through the Agents, shares of our common stock in at-the-market sales transactions having an aggregate offering price of up to $50.0 million. We raised approximately $22.0 million in gross proceeds under the 2018 Shelf and the 2018 Sales Agreement. On January 29, 2021, we filed a prospectus supplement to the 2021 Shelf, pursuant to which we may offer and sell, from time to time through the Agents, shares of our common stock in at-the-market sales transactions having an aggregate offering price of up to $50.0 million less the at-the-market sales raised under the 2018 Shelf. Any shares offered and sold will be issued pursuant to our 2021 Shelf.

We can raise up to $150.0 million in future offerings under the 2021 Shelf, which includes up to $28.0 million through our at-the-market program. During the year ended March 31, 2021, we sold 379,655 shares of common stock in at-the-market offerings, with net proceeds of approximately $3.0 million under the 2018 Shelf. During the year ended March 31, 2021, we sold 1,553,317 shares of common stock in at-the-market offerings, with net proceeds of approximately $20.8 million under the 2021 Shelf. As of March 31, 2021, there was approximately $128.6 million available in future offerings under the 2021 Shelf, and approximately $28.0 million available for future offerings through our at-the-market program.

Having insufficient funds may require us to relinquish rights to our technology on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

On June 25, 2019, we received a notice letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum closing bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On December 26, 2019, we obtained an additional compliance period of 180 calendar days by electing to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. On March 26, 2020, we obtained shareholder approval to effect a reverse stock split in a range from 20:1 to 40:1. On August 18, 2020, we effected a 1-for-20 reverse stock split of our common stock and on September 2, 2020, we received notification from Nasdaq that we had regained compliance.

As of March 31, 2021, we had 8,670,492 total issued and outstanding shares of common stock.

Our 2008 Equity Incentive Plan (the “2008 Plan”) provided for the issuance of up to 76,079 shares of common stock upon the exercise of outstanding stock options, of which 44,812 shares were issued. The 2008 Plan terminated on July 1, 2018. The 2012 Plan provides for the issuance of up to 1,427,699 shares of our common stock, of which 63,759 shares remain available for issuance as of March 31, 2021, to executive officers, directors, advisory board members, employees and consultants. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 ESPP, of which 59,435 shares remain available for future issuance as of March 31, 2021. Further, 104,410 shares of common stock have been reserved for issuances under certain Inducement Award Stock Option Agreements and Inducement Award Performance-Based Restricted Stock Unit Agreements (the “Inducement Award Agreements”). Finally, 750,000 shares of common stock have been reserved for issuances under our Inducement Plan. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 Plan, the 2012 Plan, the Inducement Plan, the Inducement Award Agreements, and the 2016 ESPP total 9,831,627 shares of common stock as of March 31, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain options outstanding, but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the underlying securities are registered, and/or all restrictions on trading, if any, are removed, and in either case the trading price of our common stock is significantly greater than the applicable exercise prices of the options and warrants.

Effect of Inflation and Changes in Prices

Management does not believe that inflation and changes in price will have a material effect on our operations.

Recent Accounting Pronouncements

For information regarding recently adopted and issued accounting pronouncements, see “Note 12. Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements contained in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We invest our excess cash in short term, high quality interest bearing securities including US government and US government agency securities and high-grade corporate commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are comprised of cash and cash equivalents. We currently do not hedge interest rate exposure. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We have limited foreign currency risk exposure as our business operates primarily in U.S. dollars. We do not have significant foreign currency nor any other derivative financial instruments.

Item 8. Consolidated Financial Statements.

Organovo Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Organovo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organovo Holdings, Inc. (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2011.

San Diego, California

June 15, 2021

ORGANOVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	March 31, 2021	March 31, 2020
Assets
Current Assets
Cash and cash equivalents	$37,364	$27,356
Accounts receivable	—	111
Prepaid expenses and other current assets	1,034	851
Total current assets	38,398	28,318
Fixed assets, net	381	—
Restricted cash	111	—
Other assets, net	1,027	123
Total assets	$39,917	$28,441
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$281	$720
Accrued expenses	440	1,090
Total current liabilities	721	1,810
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,670,492 and 6,527,905 shares issued and outstanding at March 31, 2021 and 2020, respectively	9	7
Additional paid-in capital	335,479	306,089
Accumulated deficit	(296,291)	(279,465)
Treasury stock, 46 shares at cost	(1)	—
Total stockholders' equity	39,196	26,631
Total Liabilities and Stockholders' Equity	$39,917	$28,441

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands except for share and per share data)

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020
Revenues
Products and services	$—	$2,055
Collaborations and licenses	—	89
Grants	—	52
Total Revenues	—	2,196
Cost of revenues	—	328
Research and development expenses	1,103	5,284
Selling, general, and administrative expenses	15,723	18,059
Total costs and expenses	16,826	23,671
Loss from Operations	(16,826)	(21,475)
Other Income (Expense)
Gain (loss) on fixed asset disposals	(19)	113
Gain on lease termination	—	525
Interest income	15	594
Other income (expense)	6	1,535
Total Other Income (Expense)	2	2,767
Income Tax Expense	(2)	(2)
Net Loss	$(16,826)	$(18,710)
Net loss per common share—basic and diluted	$(2.44)	$(2.80)
Weighted average shares used in computing net loss per common share—basic and diluted	6,902,000	6,477,808
Comprehensive Loss:
Net Loss	$(16,826)	$(18,710)
Comprehensive Loss	$(16,826)	$(18,710)

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2019	6,201	$6	$297,047	—	$—	$(260,755)	$36,298
Issuance of common stock under employee and director stock option, RSU and purchase plans	23	1	(62)	—	—	—	(61)
Stock-based compensation expense	—	—	4,108	—	—	—	4,108
Issuance of common stock from public offering, net	304	—	4,996	—	—	—	4,996
Net loss	—	—	—	—	—	(18,710)	(18,710)
Balance at March 31, 2020	6,528	$7	$306,089	—	$—	$(279,465)	$26,631
Stock option exercises	8	—	42	—	—	—	42
Issuance of common stock under employee and director stock option, RSU and purchase plans	203	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	5,556	—	—	—	5,556
Issuance of common stock from public offering, net	1,932	2	23,796	—	—	—	23,798
Purchase of treasury stock				—	(1)	—	(1)
Net loss	—	—	—	—	—	(16,826)	(16,826)
Balance at March 31, 2021	8,671	$9	$335,479	—	$(1)	$(296,291)	$39,196

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities
Net loss	$(16,826)	$(18,710)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of fixed assets	19	(113)
(Gain) loss on lease termination	—	(525)
Depreciation and amortization	41	1,142
Stock-based compensation	5,556	4,108
Inventory write-off	—	214
Increase (decrease) in cash resulting from changes in:
Accounts receivable	111	392
Grants receivable	—	55
Inventory	—	276
Prepaid expenses and other assets	(1,135)	269
Accounts payable	(439)	92
Accrued expenses	(650)	(1,459)
Deferred revenue	—	(525)
Operating Right-of-use asset and lease liability, net	—	(98)
Net cash used in operating activities	(13,323)	(14,882)
Cash Flows From Investing Activities
Purchases of fixed assets	(405)	—
Proceeds from disposals of fixed assets	12	747
Net cash provided by (used in) investing activities	(393)	747
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	23,798	4,996
Employee taxes paid related to net share settlement of equity awards	(4)	(61)
Proceeds from exercise of stock options	42	—
Purchase of treasury stock	(1)	—
Net cash provided by financing activities	23,835	4,935
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	10,119	(9,200)
Cash, cash equivalents, and restricted cash at beginning of period	27,356	36,556
Cash, cash equivalents, and restricted cash at end of period	$37,475	$27,356
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$37,364	$27,356
Restricted cash	111	—
Total cash, cash equivalents and restricted cash	$37,475	$27,356
Supplemental Disclosure of Cash Flow Information:
Restricted cash released	$—	$79
Tenant improvements funded by landlord	$—	$37
Assets held for sale	$—	$33
Income taxes paid	$2	$2

The accompanying notes are an integral part of these consolidated financial statements.

Organovo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Nature of operations and basis of presentation

Organovo Holdings, Inc. (“Organovo Holdings,” “Organovo,” and the “Company”) is an early-stage biotechnology company that focuses on building high fidelity, 3D tissues that recapitulate key aspects of human disease. The Company uses these models to identify gene targets capable of modulating the disease phenotype across multiple patients and intends to initiate drug discovery programs around these validated targets. The Company is initially targeting the intestine and has ongoing 3D tissue development efforts in Ulcerative colitis (“UC”) and Crohn’s disease (“CD”). The Company intends to add additional tissues/diseases/targets to its portfolio in the coming year. In line with these plans, the Company is building upon both its external and in house scientific expertise, which will be essential to its drug development effort.

The Company uses its proprietary technology to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. Organovo’s advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures. Management believes these attributes can enable critical complex, multicellular disease models that can be used to develop clinically effective drugs for a variety of therapeutic areas.

The Company’s NovoGen Bioprinters® are automated devices that enable the fabrication of 3D living tissues comprised of mammalian cells. The Company believes that the use of its bioprinting platform as well as complementary 3D technologies will allow it to develop an understanding of disease biology that leads to validated novel drug targets, and that it can develop therapeutics to those targets to treat disease.

The majority of the Company’s current focus is in inflammatory bowel disease (“IBD”), including CD and UC.  The Company expects to create disease models, leveraging its prior work including the work found in its peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.)  The Company’s current understanding of intestinal tissue models and IBD disease models leads it to believe that it can create models that provide greater insight into the biology of these diseases than are generally currently available.  Using these disease models, the Company intends to identify and validate therapeutic targets.  After finding novel therapeutic drug targets, the Company intends to develop novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these novel drug candidates towards an Investigational New Drug (“IND”) filing and clinical trials.

The Company expects to broaden its work into additional therapeutic areas over time and is currently exploring specific tissues for development.  In the Company’s work to identify the areas of interest, it evaluates areas that might be better served with 3D disease models than currently available models as well as the potential commercial opportunity.

Except where specifically noted or the context otherwise requires, references to “Organovo Holdings”, “the Company”, and “Organovo” in these notes to the consolidated financial statements refers to Organovo Holdings, Inc. and its wholly owned subsidiaries, Organovo, Inc., and Opal Merger Sub, Inc.

Historical Operations and Strategic Alternatives Process

From early 2018 to August 2019, the Company has focused its efforts on developing its in vivo liver tissues to treat end-stage liver disease and a select group of life-threatening, orphan diseases, for which there are limited treatment options other than organ transplantation. The Company also explored the development of other potential pipeline in vivo tissue constructs in-house and through collaborations with academic and government researchers. In the past, the Company also explored the development of in vitro tissues, including proof of concept models of diseased tissues, for use in drug discovery and development.

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

After conducting a diligent and extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the receipt of more than 27 non-binding indications of interest from interested parties and careful evaluation and consideration of those proposals, and following extensive negotiation with Tarveda Therapeutics, Inc. (“Tarveda”), on December 13, 2019, the Company entered into a merger agreement with Tarveda (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company’s wholly-owned merger subsidiary would merge with and into Tarveda (the “Merger”), with Tarveda becoming a wholly-owned subsidiary of Organovo and the surviving corporation of the Merger . The Merger Agreement included various conditions to the consummation of the Merger, including approval by the Company’s stockholders at a Special Meeting of Stockholders that was held on April 7, 2020 (the “Special Meeting”).

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

COVID-19

In December 2019, a respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 emerged. While initially the outbreak was largely concentrated in China, it has since spread globally and has been declared a pandemic by the World Health Organization. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In 2020, the Company adapted quickly to COVID-19, instituting universal masking and distancing in the lab and in the offices. The Company encouraged and enabled remote work whenever possible. The Company instituted safety check software to monitor symptoms and successfully maintained a robust level of progress while ensuring the safety of its employees. As the viral load and variants allow, the Company intends to carefully return to more typical lab and office work flow.

The extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rise of vaccine-resistant variants, duration of the outbreak, travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In particular, the continued coronavirus pandemic could adversely impact various aspects of the Company’s operations, including among others, the ability to raise additional capital, the timing and ability to pursue the Company’s strategy, given the impact the pandemic may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance its research and development activities and pursue development of its pipeline products, each of which could have an adverse impact on the Company’s business and financial results.

Nasdaq Listing and Reverse Stock Split

On June 25, 2019, the Company received a notice letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of its common stock for the last 30 consecutive business days, the Company no longer met the requirement to maintain a minimum closing bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On December 26, 2019, the Company obtained an additional compliance period of 180 calendar days by electing to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. On March 26, 2020, the Company obtained shareholder approval to effect a reverse stock split in a range from 20:1 to 40:1. On August 18, 2020, the Company effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”), and on September 2, 2020, the Company received notification from Nasdaq that the closing bid of its common stock had been at $1.00 per share or greater for ten consecutive business days. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

Liquidity

As of March 31, 2021, the Company had cash and cash equivalents of approximately $37.4 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $296.3 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreements for its facilities.The Company also had negative cash flows from operations of approximately $13.3 million during the year ended March 31, 2021.

Through March 31, 2021, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the year ended March 31, 2021, the Company issued 1,932,972 shares of its common stock through its ATM facility and received net proceeds of approximately $23.8 million.

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in revenue recognition, the valuation of stock-based compensation expense, and the valuation allowance on deferred tax assets. On an ongoing basis, management reviews these estimates and assumptions. Though the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to inform its significant accounting estimates.

Financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other assets, accounts payable, accrued expenses, the carrying amounts are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Restricted cash

As of March 31, 2021 and 2020, the Company had approximately $0.1 million and $0 of restricted cash, respectively, deposited with a financial institution. The entire amount was held in certificates of deposit to support a letter of credit agreement related to the Company’s facility leases entered into in November 2020.

Fixed assets and depreciation

Fixed assets are carried at cost. Expenditures that extend the life of the asset are capitalized and depreciated. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the remaining lease term. The estimated useful lives of the fixed assets range between one and seven years.

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including fixed assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred as of March 31, 2021 and 2020.

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

Billings to customers or payments received from customers are included in deferred revenue on the consolidated balance sheet until all revenue recognition criteria are met. As of March 31, 2021 and 2020, the Company had no deferred revenue related to its research service agreements, collaborative agreements, and licenses within the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”). In the year ended March 31, 2020, the Company recognized revenue of approximately $525,000, of which $490,000 related to the expiration of an agreement with a non-refundable up-front fee, that had been recorded as deferred revenue at March 31, 2019. The Company  did not generate any revenues for the year ended March 31, 2021.

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

In connection with the Company’s decision to pursue its strategic alternatives, the Company halted commercial activities related to its liver tissues in the year ended March 31, 2020.

Product sales, net

The Company’s former product-based business, Samsara, produced high-quality cell-based products for use in Organovo’s 3D tissue manufacturing and for use by life science customers. The Company recognizes product revenue when the performance obligation is satisfied, which is at the point in time the customer obtains control of the Company’s product, typically upon delivery. Product revenues are recorded at the transaction price, net of any estimates for variable consideration under Topic 606. The Company’s process for estimating variable consideration does not differ materially from its historical practices. Variable consideration is estimated using the expected value method which considers the sum of probability-weighted amounts in a range of possible amounts under the contract. Product revenue reflects the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the individual contracts. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted.

The Company provides no right of return to its customers except in cases where a customer obtains authorization from the Company for the return. To date, there have been no product returns.

On November 7, 2019, the Company entered into an agreement to sell substantially all of the Samsara inventory and associated assets for $1.5 million, which was recorded to other income. As a result, the Company had no further product sales of cells nor tissues beyond what it sold prior to the November 2019 sale. In March 2020, the Company dissolved Samsara.

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

The Company’s collaborative agreements that were not completed at the implementation of Topic 606 on April 1, 2018, consisted of research collaboration and limited technology access licenses. These agreements provide the licensee with a non-exclusive, non-

transferable, limited, royalty-free technology license, including access to Organovo’s proprietary bioprinter platform, training, and continued support by means of consumables and consultation throughout the duration of the contract. The Company has determined that the intellectual property license is not distinct from the continued support promised under the agreement and is therefore a single combined performance obligation. The Company recognized revenue for these combined performance obligations over time for the duration of the license period, as the combined performance obligation would not be fully satisfied until the end of the contract.

As of September 30, 2019, the Company completed its obligations under the existing agreements with respect to receipts of revenue and did not generate revenue for the year ended March 31, 2021. See “Note 4. Collaborative Research, Development, and License Agreements” for more information on the Company’s collaborative agreements.

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

Revenue recognized under this grant was approximately $0 and $52,000 during the years ended March 31, 2021 and 2020, respectively.

In connection with the Company’s decision to pursue its strategic alternatives, specific to the NIH grant, all internal research activities have been halted and transferred to the University of California, San Diego, leaving a remaining available balance of approximately $0.5 million that will not be utilized by the Company.

Cost of revenue

The Company reported $0 and $0.3 million in cost of revenue for the years ended March 31, 2021 and 2020, respectively. Cost of revenues consists of the Company’s costs related to manufacturing and delivering its product and service revenue.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the ASC Topic 718, Compensation — Stock Compensation, which establishes accounting for equity instruments exchanged for employee and non-employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award (determined using either the Black-Scholes or Monte Carlo option-pricing models, depending on the complexity of the equity grant), and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended March 31, 2021 and 2020, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed release of restriction of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the years ended March 31, 2021 and 2020 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share were approximately 1.0 million shares and 0.6 million shares for the years ended March 31, 2021 and 2020, respectively.

Note 2. Fixed Assets

Fixed assets consisted of the following (in thousands):

	March 31, 2021	March 31, 2020
Laboratory equipment	$978	$—
Computer software and equipment	405	415
Fixed Assets, gross	1,383	415
Less accumulated depreciation	(1,002)	(415)
Fixed Assets, net	$381	$—

As of March 31, 2021, all of the Company’s fixed assets were active and in use. Depreciation expense for the years ended March 31, 2021 and 2020 was approximately $27,000 and $1,128,000, respectively.

Assets held for sale consisted of the following (in thousands):

	March 31, 2021	March 31, 2020
Laboratory equipment	$—	$683
Vehicles	—	9
Assets held for sale, gross	—	692
Less accumulated depreciation	—	(659)
Assets held for sale, net	$—	$33

As of March 31, 2020, all of the Company’s vehicles and lab equipment were categorized as held for sale. Assets held for sale are reflected on the consolidated balance sheet as other current assets.

Note 3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	March 31, 2020
Accrued compensation	$378	$829
Accrued legal and professional fees	31	240
Other accrued expenses	31	21
	$440	$1,090

Note 4. Collaborative Research, Development, and License Agreements

Collaboration Agreements

In December 2016, the Company signed a collaborative non-exclusive research affiliation with a university medical school and a non-profit medical charity, under which the Company received a one-time grant from the charity towards the placement of a NovoGen® Bioprinter at the university for the purpose of developing a kidney organoid for potential therapeutic applications. Revenue of $0 and $19,000 was recorded under this agreement for the years ended March 31, 2021 and 2020, respectively. The Company completed its obligations under this agreement and does not anticipate receiving any additional cash or recording any further revenue.

In November 2019, the Company signed a non-exclusive patent license agreement with Viscient Biosciences, Inc. (“Viscient”), a related party, including a one-time, non-refundable fee of $70,000 for a license to certain Company patents for in vitro research limited to certain fields of use. The Company received the one-time payment in November 2019, which was recorded as revenue. The

Company completed its obligations under these agreements with respect to receipts of revenue and does not anticipate recording any further revenue. See “Note 10. Related Parties” for more information.

University of Missouri

In March 2009, the Company entered into a license agreement with the Curators of the University of Missouri to in-license certain technology and intellectual property relating to self-assembling cell aggregates and to intermediate cellular units. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the University of Missouri royalties ranging from 1% to 3% of net sales of covered tissue products, and of the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales achieved by the Company each year. The Company paid minimum annual royalties of $25,000 in January 2021 and January 2020 for their respective calendar years, which is credited against royalties due during the subsequent twelve months. No payments have been made in excess of the minimum annual royalties in the years ended March 31, 2021 and 2020. The license agreement terminates upon expiration of the patents licensed and is subject to certain conditions as defined in the license agreement, which is expected to expire after 2029.

In March 2010, the Company entered into a license agreement with the Curators of the University of Missouri to in-license certain technology and intellectual property relating to engineered biological nerve grafts. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company was required to pay the University of Missouri royalties ranging from 1% to 3% of net sales of covered tissue products depending on the level of net sales achieved by the Company each year. The license agreement was terminated on February 18, 2021. No payments were made in the years ended March 31, 2021 and 2020.

Clemson University

In May 2011, the Company entered into a license agreement with Clemson University Research Foundation to in-license certain technology and intellectual property relating to ink-jet printing of viable cells. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the university royalties ranging from 1.5% to 3% of net sales of covered tissue products and the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales reached each year. The license agreement terminates upon expiration of the patents licensed, which are expected to expire in May 2024, and is subject to certain conditions as defined in the license agreement. Minimum annual royalty payments of $20,000 were due for each of the two years beginning with calendar 2014, and $40,000 per year beginning with calendar 2016. Royalty payments of $40,000 were made in each of the years ended March 31, 2021 and 2020. The annual minimum royalty is creditable against royalties owed during the same calendar year.

UniQuest

In August 2015, the Company entered into a license agreement with UniQuest Pty Limited (“UniQuest”) to in-license certain technology and intellectual property relating to technologies for in vitro applications with the exclusion of individual cell types isolated and purified from the organoids or induced pluripotent stem-derived kidney structures. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company was required to pay UniQuest certain royalties based on net sales of licensed products, depending on the level of net sales reached each year, and certain royalties for any consideration invoiced or received by the Licensee in return for the grant of sub-licenses, options, marketing, or distribution rights, arising from the licensed intellectual property. In addition, the Company was required to pay certain milestone payments. As of March 31, 2021, the Company had made two milestone payments of $20,000. The license agreement was terminated on April 22, 2021 and the intellectual property was returned to UniQuest.

In December 2016, the Company entered into a license agreement with UniQuest to in-license certain technology and intellectual property relating to technologies for generation of organoids or cells in a 3D configuration via a bioprinter or other device for additive cellular manufacturing and use in in vivo applications. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company was required to pay UniQuest certain royalties based on net sales of licensed products, depending on the level of net sales reached each year, and certain royalties for any consideration invoiced or received by the Company in return for the grant of sub-licenses, options, marketing, or distribution rights, arising from the licensed intellectual property. In addition, the Company was required to pay certain milestone payments. As of March 31, 2021, the Company had not made any milestone payments. The license agreement was terminated on April 22, 2021 and the intellectual property was returned to UniQuest.

Capitalized license fees consisted of the following (in thousands):

	March 31, 2021	March 31, 2020
License fees	$218	$218
Less accumulated amortization	(109)	(95)
License fees, net	$109	$123

The above license fees, net of accumulated amortization, are included in Other Assets in the accompanying consolidated balance sheets and are being amortized over the life of the related patents. Amortization expense of licenses was approximately $14,000 for each of the years ended March 31, 2021 and 2020. At March 31, 2021, the weighted average remaining amortization period for all licenses was approximately 9 years. The annual amortization expense of licenses for the next five years is estimated to be approximately $14,000 per year.

Note 5. Stockholders’ Equity

Stock-based compensation expense and valuation information

Stock-based awards include stock options and RSUs under the Amended and Restated 2012 Equity Incentive Plan (“2012 Plan”), inducement awads, performance-based RSUs under an Incentive Award Performance-Based Restricted Stock Unit Agreement, the 2021 Inducement Equity Incentive Plan (“Inducement Plan”), and rights to purchase stock under the ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Year Ended March 31, 2021	Year Ended March 31, 2020
Research and development	$105	$111
General and administrative	$5,451	$3,997
Total	$5,556	$4,108

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2021 was approximately $4,300,000 and the weighted average period over which these grants are expected to vest is 2.86 years.

The total unrecognized stock-based compensation cost related to unvested RSUs (not including performance-based RSUs) as of March 31, 2021 was approximately $222,000, which will be recognized over a weighted average period of 3.75 years.

The total unrecognized stock-based compensation cost related to unvested performance-based RSUs as of March 31, 2021 was approximately $15,000, which will be recognized over a weighted average period of 0.25 years.

As of March 31, 2021, there are no participants enrolled into the ESPP for the current purchase period, beginning March 1, 2021.

The Company uses either the Black-Scholes or Monte Carlo option-pricing models to calculate the fair value of stock options, depending on the complexity of the equity grants. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Year Ended March 31, 2021	Year Ended March 31, 2020
Dividend yield	—	—
Volatility	107.88%	84.36%
Risk-free interest rate	0.61%	1.53%
Expected life of options	5.81 years	6.00 years
Weighted average grant date fair value	$6.97	$4.60

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses its Company-specific historical volatility rate. The risk-free interest rate assumption was based on U.S. Treasury rates. The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options.

The fair value of each RSU is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the Company’s ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following weighted average assumptions:

	Year Ended March 31, 2021*	Year Ended March 31, 2020
Dividend yield	—	—
Volatility	0.00%	43.69%
Risk-free interest rate	0.00%	2.52%
Expected term	6 months	6 months
Grant date fair value	$—	$5.80

*There were no participants in the ESPP for the purchase period September 1, 2020 – February 28, 2021 nor any participants in the ESPP for the current purchase period (beginning March 1, 2021).

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

Common stock

In May of 2008, the Board approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan authorized the issuance of up to 76,079 common shares for awards of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock award units, and stock appreciation rights. The 2008 Plan terminated on July 1, 2018. As of March 31, 2021, 44,812 shares under the 2008 Plan have been issued.

In January 2012, the Board approved the 2012 Plan. The 2012 Plan authorized the issuance of up to 327,699 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards. The Board and stockholders of the Company approved an amendment to the 2012 Plan in August 2013 to increase the number of shares of common stock that may be issued under the 2012 Plan by 250,000 shares. In August 2015, the Board and stockholders of the Company approved an amendment to the 2012 Plan to further increase the number of shares of common stock that may be issued under the 2012 Plan by 300,000 shares. In July 2018, the Board and stockholders of the Company approved an amendment to the 2012 Plan to further increase the number of shares of common stock that may be issued under the 2012 Plan by 550,000 shares, bringing the aggregate shares issuable under the 2012 Plan to 1,427,699. The 2012 Plan as amended and restated became effective on July 26, 2018 and terminates ten years after such date. As of March 31, 2021, 63,759 shares remain available for issuance under the 2012 Plan.

On April 24, 2017, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission (the “SEC”) authorizing the issuance of 114,852 shares of the Company’s common stock, pursuant to the terms of an Inducement Award Stock Option Agreement and an Inducement Award Performance-Based Restricted Stock Unit Agreement (collectively, the “2017 Inducement Award Agreements”).

On August 14, 2018, the Company filed a Registration Statement on Form S-8 with the SEC authorizing the issuance of 56,770 shares of the Company’s common stock, pursuant to the terms of an Inducement Award Stock Option Agreement and an Inducement Award Restricted Stock Unit Agreement (collectively, the “2018 Inducement Award Agreements” and, together with the 2017 Inducement Award Agreements the “Inducement Award Agreements”).

In March 2021, the Board approved the Inducement Plan. The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards.

The Company previously had an effective shelf registration statement on Form S-3 (File No. 333-222929) and the related prospectus supplement previously declared effective by the SEC on February 22, 2018 (the “2018 Shelf”), which registered $100.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing, that was set to expire on February 22, 2021. On January 19, 2021, the Company filed a shelf registration statement on Form S-3 (File No 333-252224) and related prospectus supplement. The shelf registration statement was declared effective by the SEC on January 29, 2021 (the “2021 Shelf”). The 2021 Shelf registered $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing. The 2021 Shelf replaced the 2018 Shelf on January 29, 2021.

On March 16, 2018, the Company entered into a Sales Agreement (“2018 Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”) and filed a prospectus supplement to the 2018 Shelf, pursuant to which the Company could offer and sell, from time to time through the Agents, shares of its common stock in at-the-market sales transactions having an aggregate offering price of up to $50.0 million. During the years ended March 31, 2021 and 2020, the Company issued 379,655 shares and 304,369 shares of common stock, respectively, for net proceeds of $3.0 million and $5.0 million in at-the-market offerings under the 2018 Sales Agreement pursuant to the 2018 Shelf. As of March 31, 2021, the Company has sold an aggregate of 1,265,614 shares of common stock in at-the-market offerings under the 2018 Sales Agreement pursuant to the 2018 Shelf, with gross proceeds of approximately $22.0 million.

On January 29, 2021, the Company filed a prospectus supplement to the 2021 Shelf, pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock in at-the-market sales transactions having an aggregate offering price of up to $50.0 million less at-the-market proceeds raised under the 2018 Shelf. Any shares offered and sold will be issued pursuant to the Company’s 2021 Shelf. During the year ended March 31, 2021, the Company issued 1,553,317 shares of common stock for net proceeds of $20.8 million in at-the-market offerings under the 2018 Sales Agreement pursuant to the 2021 Shelf. As of March 31, 2021, the Company has sold an aggregate of 1,553,317 shares of common stock in at-the-market offerings under the 2018 Sales Agreement pursuant to the 2021 Shelf, with gross proceeds of approximately $21.4 million. As of March 31, 2021, there was approximately $128.6 million available in future offerings under the 2021 Shelf, and approximately $28.0 million available for future offerings through the Company’s at-the-market program.

During the years ended March 31, 2021 and 2020, the Company issued 7,800 and 0 shares of common stock, respectively, upon exercise of stock options.

On June 25, 2019, the Company received a notice letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer met the requirement to maintain a minimum closing bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On December 26, 2019, the Company obtained an additional compliance period of 180 calendar days by electing to transfer to The Nasdaq Capital Market. On March 26, 2020, the Company obtained shareholder approval to effect a reverse stock split in a range from 20:1 to 40:1. On August 18, 2020, the Company effected the Reverse Stock Split of its common stock, and on September 2, 2020, the Company received notification from Nasdaq that it had regained compliance with the requirement to maintain a minimum closing bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1).

Restricted stock units

During the year ended March 31, 2021, the Company issued RSUs for an aggregate of 20,000 shares of common stock to its employees. These shares of common stock will be issued upon vesting of the RSUs.

The following table summarizes the Company’s RSUs (not including performance-based RSUs) activity for the year ended March 31, 2021:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2020	24,031	$38.93
Granted	20,000	$10.27
Vested	(16,726)	$45.35
Cancelled / forfeited	(6,248)	$24.79
Unvested at March 31, 2021	21,057	$10.79

Performance-based restricted stock units

On April 24, 2017, the Company issued a Performance-Based Restricted Stock Unit Award for 10,441 shares of common stock (the “PBRSU”) to its newly hired Chief Executive Officer (“CEO”). The PBRSU was issued outside of the 2012 Plan, pursuant to an Inducement Award Performance-Based Restricted Stock Unit Agreement, as an “inducement award” within the meaning of Nasdaq Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of this award are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On August 23, 2017, the Board approved the vesting criteria for the PBRSU. The vesting of the PBRSU was divided into five separate tranches each with independent vesting criteria. The first four tranches had performance criteria related to annual revenue goals with measurement at the end of fiscal year 2019 (20 percent), fiscal year 2020 (20 percent), fiscal year 2021 (20 percent), and fiscal year 2022 (20 percent). The fifth tranche has a performance metric related to a path to profitability goal measured as Negative Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) achievable at any point between the grant date and the end of fiscal year 2020 (20 percent). The number of units that could ultimately vest for each tranche ranged from 0 percent to 120 percent of the target amount, not to exceed 10,441 in aggregate. On December 12, 2018, the Board approved an amendment to the vesting criteria for the PBRSU. As of March 31, 2020, 100% of the Negative Adjusted EBITDA tranche, or 2,088 shares, had vested and 418 units had been forfeited. Based on the amendment to the vesting criteria, the remaining 7,935 units eligible to vest upon future performance were divided into three separate but equal tranches with independent vesting criteria based on the achievement of certain regulatory milestones.

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

On July 2, 2019, the Company issued Performance-Based Restricted Stock Unit Awards (the “PBRSU Retention Awards”) for an aggregate of 301,391 shares of common stock to its management team. The PBRSUs were issued pursuant to the 2012 Plan. The PBRSU Retention Awards were to vest in full upon the earlier of: (i) the Company’s engagement in a pre-IND meeting with the FDA, (ii) twenty-four months from the grant date, or (iii) a change in control. As of March 31, 2021, 111,682 shares were forfeited due to terminations, and vesting for 177,480 shares was accelerated due to a change in control. The remaining 12,229 shares are expected to vest twenty-four months from the grant date as these particular shares require two of the conditions to be met in order to vest.

The following table summarizes the Company’s performance-based restricted stock unit activity for the year ended March 31, 2021:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2020	197,644	$10.24
Granted	—	$—
Vested	(185,415)	$10.27
Canceled / forfeited	—	$—
Unvested at March 31, 2021	12,229	$9.80

Stock options

During the year ended March 31, 2021 under the 2012 Plan, 751,875 stock options were issued at various exercise prices.

On April 24, 2017, in connection with the appointment of a new CEO, the Company granted 104,410 stock options outside of the 2012 Plan. The Company intended for these to be “inducement awards” within the meaning of Nasdaq Marketplace Rule 5635(c)(4). While granted outside the Company’s 2012 Plan, the terms and conditions of this stock option award are consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. On September 15, 2020, vesting of all these options accelerated due to a change in control. On August 14, 2018, in connection with the appointment of a new CMO, the Company allocated 48,734 stock options outside of the 2012 Plan. The Company intended for these to be “inducement awards” within the meaning of Nasdaq Marketplace Rule 5635(c)(4). While outside the Company’s 2012 Plan, the terms and conditions of these awards were consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan. These stock options were to vest over a four-year period, with a quarter of the option shares vesting on the one-year anniversary of the vesting commencement date and the remaining options shares vesting in equal quarterly installments over the next 12 quarterly periods. The CMO was terminated in August 2019 and all of the options were forfeited.

On March 8, 2021, the Company granted 120,000 and 25,000 stock options, respectively, to its Executive Chairman and its Chief Scientific Officer under the 2012 Plan. These stock options have unique vesting criteria based on market conditions, more specifically the Company’s stock price. As these market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The stock options will be expensed over their determined requisite service periods.

The following table summarizes stock option activity for the year ended March 31, 2021:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2020	377,980	$41.81	$—
Options granted	751,875	$8.48	$—
Options canceled	(117,400)	$17.15	$—
Options exercised	(7,800)	$5.32	$—
Outstanding at March 31, 2021	1,004,655	$20.03	$856,400
Vested and Exercisable at March 31, 2021	363,700	$40.11	$58,340

The weighted-average remaining contractual term of stock options exercisable and outstanding at March 31, 2021 was approximately 1.18 years.

Employee Stock Purchase Plan

In June 2016, the Board, and in August 2016, its stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. During the year ended March 31, 2021, no shares were issued under the ESPP. At March 31, 2021, there were 59,435 shares remaining available for the purchase under the ESPP.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at March 31, 2021:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	900,245
Common stock reserved under the 2012 Plan	63,759
Common stock reserved under the ESPP	59,435
Common stock reserved under the 2021 Inducement Equity Plan	750,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	21,057
Common stock issuable pursuant to performance-based restricted stock units outstanding under the 2012 Plan	12,229
Common stock issuable pursuant to options outstanding and reserved under the Incentive Award Agreements	104,410
Total at March 31, 2021	1,911,135

Note 6. Leases

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

Operating Leases

From July 2012 to November 2019, the Company leased its main facilities at 6275 Nancy Ridge Drive, San Diego, California 92121. The lease, as amended in 2013, 2015, 2016, 2018, and 2019, consisted of approximately 45,580 rentable square feet containing laboratory, clean room and office space. Monthly rental payments were approximately $87,000 with 3% annual escalators. The lease for 14,685 of the total rentable square footage was amended to accelerate the expiration date from December 15, 2018 to October 31, 2018. On November 30, 2018, the Company agreed to extend the term for the remainder of the total rentable square footage under the lease from August 31, 2021 to August 31, 2024 in exchange for $500,000 of landlord funded tenant improvements and a rescission of its option to terminate the lease on or after September 1, 2019 with 9 months prior written notice. On October 11, 2019, the Company entered into an agreement to accelerate the expiration date of the term of the lease for its main facilities on 6275 Nancy Ridge Drive from August 31, 2024 to November 15, 2019. Under this agreement, the landlord and the Company agreed that the other is excused as of the termination date from any further obligations. As such, the Company wrote-off its associated right-of-use asset of approximately $4.1 million and lease liabilities of approximately $4.6 million in fiscal 2020, which resulted in a $0.5 million gain on lease termination.

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

On October 2, 2019, the Company entered into an agreement to rent office space at 440 Stevens Avenue, Suite 200, Solana Beach, California 92075. This agreement is a month-to-month contract and can be terminated at-will by either party at any time. As such, the Company has concluded that this agreement does not contain a lease and will be expensed as incurred (referred to as “rent expense”). Monthly rental payments are approximately $4,000 per month.

On November 23, 2020, the Company entered into two lease agreements, pursuant to which the Company will temporarily lease approximately 3,212 square feet of office space (the “Temporary Lease”) in San Diego and permanently lease approximately 8,051 square feet of office space (the “Permanent Lease”) in San Diego once certain tenant improvements for the Company’s permanent premises have been completed by the landlord and the premises are ready for occupancy. The Temporary Lease commenced on November 27, 2020 and is intended to serve as temporary premises for approximately ten months. The Permanent Lease is projected to commence in the third quarter of fiscal 2022 and is intended to serve as the Company’s permanent premises for approximately sixty-two months. Once the Permanent Lease commences, monthly rental payments will be approximately $32,000 with 3% annual escalators.

The Company determined that the Temporary Lease is considered a short term lease under ASC 842 and therefore elected an accounting policy for short term leases to recognize lease payments as an expense on a straight-line basis over the lease term (referred to as “short term lease expense”). Variable lease expenses related to the short term lease are expensed as incurred. The Company also determined that the Permanent Lease will require balance sheet recognition of a right-of-use asset and lease liability under ASC 842 once the Permanent Lease commences. The Company is currently evaluating the financial statement impact of the Permanent Lease.

For the years ended March 31, 2021 and 2020, the Company recorded operating lease expense of approximately $0 and $568,000, respectively. In addition, for the years ended March 31, 2021 and 2020, the Company recorded rent expense for the office space of approximately $50,000 and $19,000, respectively. Variable lease costs associated with the Company’s leases, such as payments for additional monthly fees to cover the Company’s share of certain facility expenses (common area maintenance, or CAM) are expensed as incurred. Variable lease expense was approximately $13,000 and $305,000 for the years ended March 31, 2021 and 2020, respectively. Lastly, for the years ended March 31, 2021 and 2020, short term lease expense was approximately $54,000 and $37,000, respectively.

Note 7. Commitments and Contingencies

Legal matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business. On October 10, 2019, a putative class action lawsuit was filed in the U.S. District Court for the District of Delaware against the Company and the Board in connection with the annual proxy statement filed by the Company on July 26, 2019. The case was captioned Rianhard v. Crouch, et al., Case No. 19-cv-1922 (D. Del. Oct. 10, 2019) (the “Action”). The complaint alleged that the Schedule 14A proxy statement contained material misrepresentations in connection with the reverse stock split proposal recommended therein and asserted claims for violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, as well as claims for breach of fiduciary duty. On November 25, 2019, the Action was voluntarily dismissed.

On December 31, 2019, the Company received a demand pursuant to Delaware General Corporation Law Section 220 for certain books and records of the Company (the “Demand”). The Company objected to the Demand and made a limited production of certain records to the demanding stockholder. As of March 31, 2021, the demanding stockholder withdrew its Demand.

On January 30, 2020, the Company received a demand letter (the “Letter”) from a purported stockholder alleging that the disclosures in the Form S-4 filed with the SEC on December 23, 2019 violated federal securities laws by failing to disclose certain allegedly material information. The Letter demanded, among other things, that the Company make corrective disclosures and reserves the right to pursue legal action. The Company believes the assertions in the Letter are without merit and now moot.

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

Note 8. Income Taxes

A reconciliation of the statutory federal rate and the effective rate, for operations, is as follows for the years ended March 31, 2021 and 2020 (in thousands, except percentages):

	March 31, 2021		March 31, 2020
Tax computed at federal statutory rate	$(3,533)	21%	$(3,929)	21%
State income tax, net of federal benefit	(823)	4.9%	(714)	3.8%
Executive compensation	509	-3.0%	—	0.0%
Stock-based compensation	2,662	-15.8%	893	-4.8%
Research credits	(35)	0.1%	(421)	2.2%
Change in tax rate	(282)	1.7%	(193)	1.0%
Removal of net operating losses and research development credits	3,269	-19.4%	5,091	-27.2%
Other	(215)	1.4%	70	-0.3%
Valuation allowance	(1,552)	9.1%	(797)	4.2%
Provision (benefit) for income taxes	$—	0.0%	$—	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of March 31, 2021 and 2020 (in thousands, except percentages):

	March 31, 2021	March 31, 2020
Deferred tax assets:
Net operating loss carry forwards	$—	$—
Research and development credits	9	—
Depreciation and amortization	(7)	5
Accrued expenses and reserves	86	173
Stock compensation	2,433	3,899
Other, net	3	1
Total deferred tax assets	2,524	4,078
Valuation allowance	(2,524)	(4,078)
	$—	$—

A full valuation allowance has been established to offset the deferred tax assets as management cannot conclude that realization of such assets is more likely than not. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of March 31, 2021. Until this analysis is completed, the Company has removed the deferred tax assets related to net operating losses from its deferred tax asset schedule. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. The valuation allowance decreased by approximately $1,552,000 and approximately $797,000 for the years ended March 31, 2021 and 2020, respectively.

The Company had federal and state net operating loss carryforwards of approximately $194.6 million and $40.4 million, respectively, as of March 31, 2021. Federal net operating loss carryforwards of approximately $51.0 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year subject to revisions made by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The remaining federal net operating losses will begin to expire in 2028, unless previously utilized. The state net operating loss carryforwards (“NOLs”) will begin to expire in 2028, unless previously utilized.

The Company had federal and state research tax credit carryforwards of approximately $4.2 million and $3.9 million at March 31, 2021, respectively. The federal research tax credit carryforwards begin expiring in 2028. The state research tax credit carryforwards do not expire.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains temporary taxpayer favorable provisions related to the use of net operating losses and the deductibility of interest expense, charitable contributions, and qualified improvement property. Due to the generation of losses, the Company does not expect to be materially impacted by the CARES Act.

The Company did not record any accruals for income tax accounting uncertainties for the year ended March 31, 2021.

The Company did not accrue either interest or penalties from inception through March 31, 2021.

The Company does not expect its unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Company is subject to tax in the United States and in various state jurisdictions. As of March 31, 2021, the Company’s tax years from inception are subject to examination by the tax authorities due to the generation of net operating losses. The Company is not currently under examination by any jurisdiction.

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it is in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of March 31, 2021.

Note 10. Related Parties

From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business. These agreements are ratified by the Board or a committee thereof pursuant to its related party transaction policy.

Viscient is an entity for which Keith Murphy, the Company’s Executive Chairman, serves as the Chief Executive Officer and President. Dr. Jeffrey Miner, the Company’s Chief Scientific Officer, is also the Chief Scientific Officer of Viscient, and Thomas Jurgensen, the Company’s General Counsel, previously served as outside legal counsel to Viscient through his law firm, Optima Law Group, APC. During fiscal 2020, the Company provided services to Viscient. For the year ended March 31, 2020, the Company recognized revenue of $107,000 for research services provided to Viscient. In November 2019, the Company entered into an agreement with Viscient to sell certain bioprinting equipment and a non-exclusive license to certain intellectual property for approximately $171,000, of which $101,000 was recognized as other income and $70,000 was recognized as revenue in the year ended March 31 2020. In addition to the services provided by the Company, Viscient purchased primary human cell-based products from the Company’s former subsidiary, Samsara. For the year ended March 31, 2020, the Company recognized revenue of $128,000 related to the sales of products to Viscient. The Company had no revenue activity for the year ended March 31, 2021. There was $0 of accounts receivable outstanding as of March 31, 2021, and approximately $111,000 of accounts receivable outstanding as of March 31, 2020. Further, in July 2020, the Company entered into a Cooperation Agreement with Mr. Murphy and in September 2020, the Company hired three of Viscient’s employees. See “Note 1. Description of Business and Summary of Significant Accounting Policies” for more information.

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment, and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the year ended March 31, 2021, the Company incurred approximately $38,000 in consulting expenses from Viscient. Additionally, the Company purchased lab equipment from Viscient for approximately $35,000 as part of the asset purchase agreement.

Note 11. Defined Contribution Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. During the year ended March 31, 2015, the 401(k) plan was amended (the “Amended Plan”) to include an employer matching provision. Under the terms of the Amended Plan, the Company will make matching contributions on up to the first 6% of compensation contributed by its employees. Amounts expensed under the Company’s 401(k) plan for the years ended March 31, 2021 and 2020 were approximately $39,000 and $152,000, respectively.

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

Adoption of New Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. The amendments in this update provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The key improvements to GAAP for collaborative arrangements resulting from this amendment are to (i) clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit-of-account, (ii) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606, and (iii) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. This new guidance became effective for the Company on April 1, 2020 and did not have a significant impact on the Company’s consolidated financial statements.

Note 13. Restructuring

In August 2019, after a rigorous assessment of the Company’s lead liver therapeutic tissue program following completion of various preclinical studies, the Company’s Board concluded that the variability of biological performance and related duration of potential benefits presented development challenges and lengthy redevelopment timelines that no longer supported an attractive opportunity for the Company and its stockholders. Furthermore, the Company’s Board deemed the stage of development of the Company’s other therapeutic pipeline assets, including stem cell based tissue programs, to be too premature to potentially reach IND filing status within an acceptable investment horizon and with the Company’s available resources. As a result, the Company suspended all development of its lead program and all other related pipeline development activity and engaged a financial advisory firm to explore its strategic alternatives, including evaluating a range of ways to generate value from the Company’s technology platform and intellectual property, its commercial and development capabilities, its listing on the Nasdaq Capital Market, and its remaining financial assets. Under the restructuring plan, the Company terminated the employment of 52 employees, or 90% of its workforce, and recorded a restructuring charge during the year ended March 31, 2020 of approximately $2.7 million, related to employee severance and benefits costs, of which $1.7 million was paid out during the fiscal second quarter of fiscal 2020, $0.9 million was paid out during the fiscal third quarter of fiscal 2020, and $0.1 million was paid out during the fiscal fourth quarter of fiscal 2020. Less than $0.1 million was paid out during the first quarter of fiscal 2021.

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

Restructuring charges were recorded in selling, general and administrative expenses and were comprised of the following (in thousands):

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020
Severance for Involuntary Employee Terminations	$2,808	$2,727
Total Restructuring Expense	$2,808	$2,727

The following table summarizes the activity and balances of the restructuring reserve (in thousands):

Severance for Involuntary Employee Terminations
Balance at March 31, 2020	$21
Increase to reserve	$2,808
Utilization of reserve:
Payments	$(2,694)
Balance at March 31, 2021	$135

The restructuring accrual is reflected on the consolidated balance sheet at March 31, 2021 as accrued expenses.

Note 14. Subsequent Events

Between April 1, 2021 and the date of filing, the Company issued 27,545 shares of its common stock pursuant to its ATM facility for net proceeds of approximately $271,000.

In June 2021, the Company’s U.S. Pat. Nos. 9,855,369 and 9,149,952, which relate to its bioprinter technology, are the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. collectively (“Cellink AB”). The objective of the IPR proceedings is to invalidate the claims in the noted patents. As of the date of this filing, the Company concluded that the probability of a loss contingency or unfavorable outcome from this event is remote.

In addition, U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (licensed exclusively to Organovo) are subject to a declaratory judgment complaint against the Company brought by Cellink AB to obtain a declaration from the court that they do not infringe any claims of the noted patents. As of the date of this filing, the Company concluded that the probability of a loss contingency or unfavorable outcome from this event is reasonably possible. However, the Company is currently unable to estimate a possible loss or range of loss related to the declaratory judgment complaint.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our executive chairman and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Executive Chairman and our Chief Financial Officer, and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our executive chairman and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Annual Report.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision of our Executive Chairman and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, we used the framework included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year ended March 31, 2021 to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Executive Chairman and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.organovo.com.

Item 11. Executive Compensation.

Information relating to executive compensation will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company’s equity compensation plans by type as of March 31, 2021:

(C)
	(A)		Number of
	Number of		securities available
	securities to be	(B)	for future issuance
	issued upon	Weighted-average	under Equity
	exercise/vesting	exercise price	Compensation Plans
	of outstanding	of outstanding	(excluding securities
	options, warrants,	options, warrants,	reflected in
Plan category	units and rights	units and rights	column (A))
Equity compensation plans approved by security holders (1)	933,531 (2)	$15.45	123,194 (3)
Equity compensation plans not approved by security holders (4)	104,410 (5)	$54.60	750,000 (6)

(1)	Includes the 2008 Plan, the 2012 Plan, and the ESPP.
(2)

Includes stock options to purchase 900,245 shares of common stock with a per share weighted-average exercise price of $16.02. Also includes 21,057 restricted stock units and 12,229 performance-based restricted stock units with no exercise price.

(3)	Includes 59,435 shares of common stock available for purchase under the ESPP as of March 31, 2021.
(4)	Includes the Inducement Award Agreements and the Inducement Plan
(5)

Includes 104,410 stock options with a per share exercise price of $54.60 pursuant to the Inducement Award Agreements granted to our former Chief Executive Officer upon commencement of his employment. While outside the 2012 Plan, the terms and conditions of the award pursuant to the Inducement Award Agreements is consistent with awards granted to the Company’s executive officers pursuant to the 2012 Plan.

(6)	Includes 750,000 shares of common stock reserved for issuance pursuant to the Inducement Plan.

Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a). The following documents have been filed as part of this Annual Report:

1.	Consolidated Financial Statements: The information required by this item is included in Item 8 of Part II of this annual report.
2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended March 31, 2021 and 2020 and have therefore been omitted.
3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this annual report.

(b). The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description

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

4.1*	Description of Securities.

10.1+	Organovo, Inc. 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012).

10.2+	Organovo Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012).

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

10.12+

Amendment to the Organovo Holdings, Inc. Severance and Change in Control Plan, dated May 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2020).

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

Exhibit No.	Description

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

10.25+

Consulting Agreement, dated September 15, 2020, by and between Organovo and Multi Dimensional Bio Insight LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2020).

10.26+

Consulting Agreement, dated August 25, 2020, by and between Organovo and Danforth Advisors (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2020).

10.27+

Offer Letter, dated September 15, 2020, between the Company and Jeffrey N. Miner (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2020).

10.28

Engagement Agreement, dated July 23, 2020, by and between Organovo and Optima Law Group of San Diego (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2020).

10.29

Lease Agreement dated November 23, 2020, between Organovo Holdings, Inc. and San Diego Inspire 1, LLC (Temporary Lease Agreement - 176647423.3) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 25, 2020).

10.30

Lease Agreement dated November 23, 2020, between Organovo Holdings, Inc. and San Diego Inspire 1, LLC (Permanent Lease Agreement 176640186.8) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 25, 2020).

10.31#

Intercompany Agreement, dated December 28, 2020, by and among Organovo Holdings, Inc., Organovo, Inc. and Viscient Biosciences, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 31, 2020).

10.32+

Offer Letter, dated December 28, 2020, between the Company and Tom Jurgensen (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 8, 2021).

10.33

Sales Agreement, dated March 16, 2018, by and among Organovo Holdings, Inc., H.C. Wainwright  & Co., LLC and JonesTrading Institutional Services LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

Exhibit No.	Description

10.34#

Organovo Holdings, Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021).

10.35#	Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021).

10.36#

Form of Stock Option Agreement under the Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-254714), as filed with the SEC on March 25, 2021).

10.37#

Form of Restricted Stock Unit Agreement under the Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-254714), as filed with the SEC on March 25, 2021).

21.1*	Subsidiaries of Organovo Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page hereto).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
+	Designates management contracts and compensation plans.
†

This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#

Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

By:	/s/ Keith Murphy
Keith Murphy
Executive Chairman

Date:	June 15, 2021

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith Murphy and Thomas Jurgensen, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Murphy	Executive Chairman	June 15, 2021
Keith Murphy

/s/ Jonathan Lieber	Chief Financial Officer	June 15, 2021
Jonathan Lieber	(Principal Financial Officer)

/s/ Adam Stern	Director	June 15, 2021
Adam Stern

/s/ Douglas Cohen	Director	June 15, 2021
Douglas Cohen

/s/ David Gobel	Director	June 15, 2021
David Gobel

/s/ Alison Milhous	Director	June 15, 2021
Alison Milhous