Form 10-Q
period 2021-06-30
ORGANOVO HOLDINGS, INC.
filed 2021-08-06
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 1, 2021, a total of 8,705,358 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	June 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$36,008	$37,364
Prepaid expenses and other current assets	650	1,034
Total current assets	36,658	38,398
Fixed assets, net	554	381
Restricted cash	111	111
Prepaid expenses and other assets, net	971	1,027
Total assets	$38,294	$39,917
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$577	$281
Accrued expenses	387	440
Total current liabilities	964	721
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,698,128 and 8,670,492 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	9	9
Additional paid-in capital	336,145	335,479
Accumulated deficit	(298,823)	(296,291)
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	37,330	39,196
Total Liabilities and Stockholders’ Equity	$38,294	$39,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Operating Expenses
Research and development expenses	$580	$-
Selling, general and administrative expenses	1,979	2,786
Total costs and expenses	2,559	2,786
Loss from Operations	(2,559)	(2,786)
Other Income (Expense)
Gain on fixed asset disposals	—	6
Interest income	2	8
Other income	25	5
Total Other Income (Expense)	27	19
Income Tax Expense	—	(2)
Net Loss	$(2,532)	$(2,769)
Net loss per common share—basic and diluted	$(0.29)	$(0.40)
Weighted average shares used in computing net loss per common share—basic and diluted	8,696,683	6,529,424
Comprehensive Loss:
Net loss	$(2,532)	$(2,769)
Comprehensive loss	$(2,532)	$(2,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three Months Ended June 30, 2020
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2020	6,528	$7	$306,089	—	$—	$(279,465)	$26,631
Issuance of common stock under employee and director stock option, restricted stock units, and purchase plans	3	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	925	—	—	—	925
Net loss	—	—	—	—	—	(2,769)	(2,769)
Balance at June 30, 2020 (Unaudited)	6,531	$7	$307,013	—	$—	$(282,234)	$24,786

	Three Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2021	8,671	$9	$335,479	—	$(1)	$(296,291)	$39,196
Issuance of common stock from public offering, net	27	—	251	—	—	—	251
Stock-based compensation	—	—	415	—	—	—	415
Net loss	—	—	—	—	—	(2,532)	(2,532)
Balance at June 30, 2021 (Unaudited)	8,698	$9	$336,145	—	$(1)	$(298,823)	$37,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities
Net loss	$(2,532)	$(2,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of fixed assets	—	(6)
Depreciation and amortization	25	4
Stock-based compensation	415	925
Increase (decrease) in cash resulting from changes in:
Accounts receivable	—	27
Prepaid expenses and other assets	436	224
Accounts payable	296	(610)
Accrued expenses	(53)	(365)
Net cash used in operating activities	(1,413)	(2,570)
Cash Flows From Investing Activities
Purchases of fixed assets	(194)	—
Proceeds from disposals of fixed assets	—	2
Net cash provided by (used in) investing activities	(194)	2
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	251	—
Employee taxes paid related to net share settlement of equity awards	—	(1)
Net cash provided by (used in) financing activities	251	(1)
Net decrease in cash, cash equivalents, and restricted cash	(1,356)	(2,569)
Cash, cash equivalents, and restricted cash at beginning of period	37,475	27,356
Cash, cash equivalents, and restricted cash at end of period	$36,119	$24,787
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$36,008	$24,787
Restricted cash	111	—
Total cash, cash equivalent and restricted cash	$36,119	$24,787
Supplemental Disclosure of Cash Flow Information:
Receivable related to fixed asset sales	$—	$5
Assets held for sale	$—	$1
Income taxes paid	$—	$(2)

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

Except where specifically noted or the context otherwise requires, references to “Organovo Holdings”, “the Company”, and “Organovo” in these notes to the unaudited condensed consolidated financial statements refers to Organovo Holdings, Inc. and its wholly owned subsidiaries, Organovo, Inc. and Opal Merger Sub, Inc.

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

The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rise of vaccine-resistant variants, duration of the outbreak, travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In particular, the continued COVID-19 pandemic could adversely impact various aspects of the Company’s operations, including among others, the ability to raise additional capital, the timing and ability to pursue the Company’s strategy, given the impact the pandemic may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance its research and development activities and pursue development of its pipeline products, each of which could have an adverse impact on the Company’s business and financial results.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at March 31, 2021 is derived from the Company’s audited consolidated balance sheet at that date.

The unaudited condensed consolidated financial statements include the accounts of Organovo and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”). Operating results for any interim period are not necessarily indicative of the operating results for any other interim period or the Company’s full fiscal year ending March 31, 2022 (see “Note 1. Description of Business”).

Liquidity

As of June 30, 2021, the Company had cash and cash equivalents of approximately $36.0 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $298.8 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $1.4 million during the three months ended June 30, 2021.

Through June 30, 2021, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the three months ended June 30, 2021, the Company issued 27,545 shares of its common stock through its ATM facility and received net proceeds of approximately $0.3 million.

The Company believes its cash and cash equivalents on hand will be sufficient to meet its financial obligations for at least the next 12 months of operations. As the Company continues to recommence operations and focus its efforts on drug discovery and development, it will need to raise additional capital to implement this new business plan. The Company cannot predict with certainty the exact amount or timing for any future capital raises. If required, the Company may seek to raise additional capital through debt or equity financings, or through some other financing arrangement. However, the Company cannot be sure that additional financing will be available if and when needed, or that, if available, it can obtain financing on terms favorable to its stockholders. Any failure to obtain financing when required will have a material adverse effect on the Company’s business, operating results, financial condition and ability to continue as a going concern.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed vesting of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2021 and 2020 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 1.0 million at June 30, 2021 and 0.6 million at June 30, 2020.

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

Note 3. Stockholders’ Equity

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the Company’s Amended and Restated 2012 Equity Incentive Plan (“2012 Plan”), inducement awards, performance-based RSUs under an Incentive Award Performance-Based Restricted Stock Unit Agreement, the Company’s 2021 Inducement Equity Incentive Plan (“Inducement Plan”), and rights to purchase stock under the ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Research and development	$76	$—
General and administrative	$339	$925
Total	$415	$925

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2021 was approximately $3.7 million and the weighted average period over which these grants are expected to vest is 2.62 years.

The total unrecognized compensation cost related to unvested RSUs (not including performance-based RSUs) as of June 30, 2021 was approximately $0.2 million, which will be recognized over a weighted average period of 3.52 years.

The Company uses either the Black-Scholes or Monte Carlo option-pricing models to calculate the fair value of stock options, depending on the complexity of the equity grants. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption is based on U.S. Treasury rates. The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options. The measurement and classification of share-based payments to non-employees is consistent with the measurement and classification of share-based payments to employees. There were no options granted in the three months ended June 30, 2021 and 2020.

The fair value of each RSU and performance-based RSU is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption is based on U.S. Treasury rates. The expected life is the 6-month purchase period. There were no participants in the ESPP for the purchase periods March 1, 2020 – August 31, 2020, nor any participants in the ESPP for the current purchase period (beginning March 1, 2021).

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no current plans to issue shares of preferred stock.

Common Stock

The Company previously had an effective shelf registration statement on Form S-3 (File No. 333-222929) and the related prospectus previously declared effective by the SEC on February 22, 2018 (the “2018 Shelf”), which registered $100.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing, that was set to expire on February 22, 2021. On January 19, 2021, the Company filed a shelf registration statement on Form S-3 (File No. 333-252224) to register $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2021 Shelf”) and a related prospectus. The 2021 Shelf was declared effective by the SEC on January 29, 2021 and replaced the 2018 Shelf at that time.

On January 29, 2021, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”) and filed a prospectus supplement to the 2021 Shelf, pursuant to which the Company could offer and sell, from time to time through the Agents, shares of its common stock in at-the-market sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the 2021 Shelf. During the three months ended June 30, 2021, the Company issued 27,545 shares of common stock for net proceeds of $0.3 million in at-the-market offerings under the Sales Agreement. As of June 30, 2021, the Company has sold an aggregate of 1,580,862 shares of common stock in at-the-market offerings under the Sales Agreement, with gross proceeds of approximately $21.7 million. As of June 30, 2021, there was approximately $128.3 million available for future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through the Company’s ATM program under the Sales Ageement.

In March 2021, the Company’s Board of Directors (“Board”) approved the Inducement Plan. The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards.

RSUs

The following table summarizes the Company’s RSUs (not including performance-based RSUs) activity from March 31, 2021 through June 30, 2021:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2021	21,057	$10.79
Granted	—	$—
Vested	(146)	$21.68
Cancelled / forfeited	—	$—
Unvested at June 30, 2021	20,911	$10.71

Performance-based RSUs

On July 2, 2019, the Company issued Performance-Based Restricted Stock Unit Awards (the “PBRSU Retention Awards”) for an aggregate of 301,391 shares of common stock to its management team. The PBRSUs were issued pursuant to the 2012 Plan. The PBRSU Retention Awards vest in full upon the earlier of: (i) the Company’s engagement in a pre-IND meeting with the FDA, (ii) twenty-four months from the grant date, or (iii) a change in control. As of June 30, 2021, 111,682 shares were forfeited due to terminations and vesting for 177,480 shares was accelerated due to a change in control that was triggered by changes to the Board in 2020. The remaining 12,229 shares are expected to vest twenty-four months from the grant date as these particular shares require two of the conditions to be met in order to vest.

The following table summarizes the Company’s performance-based RSUs activity from March 31, 2021 through June 30, 2021:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2021	12,229	$9.80
Granted	—	$—
Vested	—	$—
Cancelled / forfeited	—	$—
Unvested at June 30, 2021	12,229	$9.80

Stock Options

The following table summarizes the Company’s stock option activity from March 31, 2021 to June 30, 2021:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,004,655	$20.03	$856,400
Options granted	—	$—	$—
Options cancelled / forfeited	(20,712)	$10.30	$—
Options exercised	—	$—	$—
Outstanding at June 30, 2021	983,943	$20.24	$720,370
Vested and Exercisable at June 30, 2021	377,568	$38.77	$77,000

The weighted average remaining contractual term of stock options exercisable and outstanding at June 30, 2021 was approximately 1.25 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At June 30, 2021, there were 59,435 shares available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at June 30, 2021:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	879,533
Common stock reserved under the 2012 Plan	84,471
Common stock reserved under the ESPP	59,435
Common stock reserved under the Inducement Plan	750,000
Common stock issuable pursuant to RSUs outstanding under the 2012 Plan	20,911
Common stock issuable pursuant to performance-based RSUs outstanding under the 2012 Plan	12,229
Common stock issuable pursuant to options outstanding and reserved under the Incentive Award Agreements	104,410
Total at June 30, 2021	1,910,989

Note 4. Commitments and Contingencies

Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

In June 2021, the Company’s U.S. Pat. Nos. 9,855,369 and 9,149,952, which relate to its bioprinter technology, became the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “Cellink AB”). The objective of the IPR proceedings is to invalidate the claims in the noted patents. The Company may file a preliminary response to Cellink AB’s IPR petition in September 2021. The Company expects the PTAB to reach a decision in December 2021 whether to institute Cellink AB’s IPRs. As of the date of this filing, the Company concluded that the probability of a loss contingency or unfavorable outcome from this event is remote.

In addition, U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (licensed exclusively to Organovo) are subject to a declaratory judgment complaint against the Company brought by Cellink AB to obtain a declaration from the court that they do not infringe any claims of the noted patents (the “Action”). The Company filed a motion to dismiss the Action on July 29, 2021. As of the date of this filing, the Company concluded that the probability of a loss contingency or unfavorable outcome from this event is reasonably possible. However, the Company is currently unable to estimate a possible loss or range of loss related to the declaratory judgment complaint.

On July 28, 2021, the Company filed a complaint for patent infringement against Cellink AB in the United States District Court for the Western District of Texas (the “Patent Complaint”). The Patent Complaint alleges that Cellink AB has infringed U.S. Patent Nos. 9,149,952, 9,855,369 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent No. 9,752,116 (licensed exclusively to Organovo). The Company seeks an injunction against continuing infringement of the foregoing patents by Cellink AB and monetary damages. The Company cannot predict the ultimate outcome of the Patent Complaint.

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. During the period presented, the Company has not recorded any accrual for loss contingencies associated with any claims or legal proceedings. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Note 5. Leases

After the initial adoption of Accounting Standards Codification Topic 842 (“ASC 842”), on an on-going basis, the Company evaluates all contracts upon inception and determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If a lease is identified, the Company will apply the guidance from ASC 842 to properly account for the lease.

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

On November 23, 2020, the Company entered into two lease agreements, pursuant to which the Company temporarily leases approximately 3,212 square feet of office space (the “Temporary Lease”) in San Diego and will permanently lease approximately 8,051 square feet of office space (the “Permanent Lease”) in San Diego once certain tenant improvements for the Company’s permanent premises have been completed by the landlord and the premises are ready for occupancy. The Temporary Lease commenced on November 27, 2020 and is intended to serve as temporary premises for approximately ten months. The Permanent Lease is projected to commence in the third quarter of fiscal 2022 and is intended to serve as the Company’s permanent premises for approximately sixty-two months. Once the Permanent Lease commences, monthly rental payments will be approximately $32,000 with 3% annual escalators.

The Company determined that the Temporary Lease is considered a short term lease under ASC 842 and therefore elected an accounting policy for short term leases to recognize lease payments as an expense on a straight-line basis over the lease term (referred to as “short term lease expense”). Variable lease expenses related to the short term lease, such as payments for additional monthly fees to cover the Company’s share of certain facility expenses (common area maintenance, or CAM) are expensed as incurred. The Company also determined that the Permanent Lease will require the balance sheet recognition of a right-of-use asset and lease liability under ASC 842 once the Permanent Lease commences. The Company is currently evaluating the financial statement impact of the Permanent Lease.

The Company recorded rent expense of approximately $12,000 for each of the three months ended June 30, 2021 and 2020. Variable lease expense was approximately $9,000 and $0 for the three months ended June 30, 2021 and 2020, respectively. Lastly, for the three months ended June 30, 2021 and 2020, short term lease expense was approximately $39,000 and $0, respectively.

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

Viscient Biosciences (“Viscient”) is an entity for which Keith Murphy, the Company’s Executive Chairman, serves as the Chief Executive Officer and President. Dr. Jeffrey Miner, the Company’s Chief Scientific Officer, is also the Chief Scientific Officer of

Viscient, and Thomas Jurgensen, the Company’s General Counsel, previously served as outside legal counsel to Viscient through his law firm, Optima Law Group, APC. In July 2020, the Company entered into a Cooperation Agreement with Mr. Murphy and in September 2020, the Company hired three of Viscient’s employees.

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three months ended June 30, 2021, the Company incurred approximately $10,000 in consulting expenses from Viscient. Additionally, for the three months ended June 30, 2021, the Company provided approximately $12,000 of histology services to Viscient.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. This management’s discussion and analysis contains forward-looking statements, such as statements related to our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission on June 15, 2021, and discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q, that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Unless the context otherwise requires, the terms “Organovo,” the “Company”, “we”, “us” and “our” in this Quarterly Report on Form 10-Q refer to Organovo Holdings, Inc. and its wholly owned subsidiaries, Organovo, Inc. and Opal Merger Sub, Inc.

Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2021, filed with the SEC on Form 10-K on June 15, 2021, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

There have been no significant changes to our critical accounting policies since March 31, 2021. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our audited condensed consolidated financial statements, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 15, 2021.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands, except %):

	Three Months Ended
	June 30,		Increase (decrease)
	2021	2020	$	%
Research and development	$580	$-	$580	100%
Selling, general and administrative	$1,979	$2,786	$(807)	(29%)
Other income	$27	$19	$8	42%

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase
	June 30, 2021	% of total	June 30, 2020	% of total	$	%
Research and development	$484	83%	$-	0%	$484	100%
Non-cash stock-based compensation	76	14%	-	0%	76	100%
Depreciation and amortization	20	3%	-	0%	20	100%
Total research and development expenses	$580	100%	$-	0%	$580	100%

For the three months ended June 30, 2021, research and development expenses were $0.6 million, an increase of 100% from the prior year period. For the three months ended June 30, 2020, we had no research and development activities as we were in the midst of a process to evaluate strategic alternatives. Our average full-time research and development staff increased from an average of zero full-time employees for the three months ended June 30, 2020 to an average of five full-time employees for the three months ended June 30, 2021. Research and development activities consisted of $0.3 million in personnel related costs, $0.1 million in lab expenses, $0.1 million in facility costs, and $0.1 million in consulting fees, depreciation, and other miscellaneous expenses. Going forward, we intend to continue to increase research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2021 and 2020 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	June 30, 2021	% of total	June 30, 2020	% of total	$	%
Selling, general and administrative	$1,636	83%	$1,857	67%	$(221)	(12%)
Non-cash stock-based compensation	339	17%	925	33%	(586)	(63%)
Depreciation and amortization	4	0%	4	0%	-	0%
Total selling, general and administrative expenses	$1,979	100%	$2,786	100%	$(807)	(29%)

For the three months ended June 30, 2021, selling, general and administrative expenses were approximately $2.0 million, a decrease of $0.8 million, or approximately 29%, compared to the prior year period. The decrease year over year is due to the change in business operations from fiscal 2021 to fiscal 2022. During the three months ended June 30, 2020, the majority of our costs were for personnel and general corporate related costs, as we were in the midst of a strategic alternatives process and at the time we had an average of six full-time employees, three of whom were executives. During the three months ended June 30, 2021, we had an average of four full-time employees, only one of whom is an executive. This decrease in headcount resulted in the decrease of personnel related costs by approximately $1.0 million year over year and was offset by a $0.3 million increase in consulting costs year over year, as we utilized part-time consultants for officer positions in the Company as well as various other consultants for operations.

Other Income (Expense)

Other income was less than $0.1 million for both of the three months ended June 30, 2021 and June 30, 2020.

Financial Condition, Liquidity and Capital Resources

We originally devoted our efforts to developing a platform technology to produce and study living tissues, with a focus on liver tissue, that emulate key aspects of human biology and disease, raising capital and building infrastructure. Following the decision to explore strategic alternatives, we took steps to manage our resources and extend our cash runway. These steps included reducing all commercial and research and development laboratory activities related to our liver tissues, except for sales of primary human cells out of inventory, negotiating an exit from our long-term facility lease, selling lab equipment and other inventory, and reducing our workforce. We have retained certain key management, employees and consultants, our core intellectual property, licenses, collaborations with research institutions and universities, and proprietary equipment. Going forward, we intend to leverage our proprietary technology platform to develop therapeutic drugs. Our initial plan is to focus on IBD, including CD and UC with a goal of broadening our work into additional therapeutic areas over time. In connection with our new strategy, we intend to rebuild our research and development functions to support our screening and drug development efforts.

At June 30, 2021, we had cash and cash equivalents of approximately $36.0 million and an accumulated deficit of $298.8 million. We had negative cash flow from operations of $1.4 million during the three months ended June 30, 2021. At March 31, 2021, we had cash and cash equivalents of approximately $37.4 million and an accumulated deficit of $296.3 million.

At June 30, 2021, we had total current assets of approximately $36.7 million and current liabilities of approximately $1.0 million, resulting in working capital of $35.7 million. At March 31, 2021, we had total current assets of approximately $38.4 million and current liabilities of approximately $0.7 million, resulting in working capital of $37.7 million.

The following table summarizes the primary sources and uses of cash for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(1,413)	$(2,570)
Investing activities	(194)	2
Financing activities	251	(1)
Net decrease in cash, cash equivalents, and restricted cash	$(1,356)	$(2,569)

Operating activities

Net cash used in operating activities for the three months ended June 30, 2021 was approximately $1.4 million as compared to $2.6 million used in operating activities for the three months ended June 30, 2020. This $1.2 million decrease in operating cash usage can be attributed primarily to a $0.3 million improvement in the net loss less depreciation and amortization and stock-based compensation, resulting from our change in business opeations and reduction of headcount, as well as a $0.9 million reduction in the change in working capital between the two periods.

Investing activities

Net cash used in investing activities, consisting primarily of fixed asset purchases, was $0.2 million for the three months ended June 30, 2021. Net cash provided by investing activities, consisting primarily of proceeds from the sale of assets, was less than $0.1 million for the three months ended June 30, 2020.

Financing activities

Net cash provided by financing activities was $0.3 million during the three months ended June 30, 2021 compared to net cash used by financing activities of less than $0.1 million during the three months ended June 30, 2020. Financing in fiscal 2022 was driven by the sale of common stock through at-the-market (“ATM”) offerings.

Operations funding requirements

Through June 30, 2021, we have financed our operations primarily through the sale of common stock in public offerings, the private placement of equity securities, from revenue derived from products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the three months ended June 30, 2021, we raised net proceeds of approximately $0.3 million through the sale of 27,545 shares of our common stock through ATM offerings.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2022 will be between $13.0 million and $15.0 million. Based on our current operating plan and available cash resources, we believe we have sufficient resources to fund our business for at least the next twelve months.

In June 2021, our U.S. Pat. Nos. 9,855,369 and 9,149,952, which relate to our bioprinter technology, became the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “Cellink AB”). The objective of the IPR proceedings is to invalidate the claims in the noted patents. We estimate the costs of the IPR proceedings to total between $850,000 and $950,000.

We previously had an effective shelf registration statement on Form S-3 (File No. 333-222929) (the “2018 Shelf”) that registered $100.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing, that was set to expire on February 22, 2021. On January 19, 2021, we filed a shelf registration statement on Form S-3 (File No. 333-252224) to register $150.0 million of common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2021 Shelf”) and a related prospectus. The 2021 Shelf registration statement was declared effective by the SEC on January 29, 2021 and replaced the 2018 Shelf at that time.

On January 29, 2021, we entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”) and filed a prospectus supplement to the 2021 Shelf, pursuant to which we could offer and sell, from time to time through the Agents, shares of our common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold are issued pursuant to our 2021 Shelf.

During the three months ended June 30, 2021, we sold 27,545 shares of common stock in ATM offerings, with net proceeds of approximately $0.3 million under the Sales Agreement. As of June 30, 2021, we have sold an aggregate of 1,580,862 shares of common stock in ATM under the Sales Agreement, for gross proceeds of approximately $21.7 million. As of June 30, 2021, there was approximately $128.3 million available in future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through our ATM program under the Sales Agreement.

Having insufficient funds may require us to relinquish rights to our technology on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and ability to continue as a going concern.

As of June 30, 2021, we had 8,698,128 total issued and outstanding shares of common stock.

In addition, our 2008 Equity Incentive Plan provided for the issuance of up to 76,079 shares of common stock upon the exercise of outstanding stock options, of which 44,812 shares were issued. The 2008 Equity Incentive Plan terminated on July 1, 2018. The 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 1,427,699 shares of our common stock, of which 84,471 shares remain available for issuance as of June 30, 2021, to executive officers, directors, advisory board members, employees and consultants. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan (“ESPP”), of which 59,435 shares remain available for future issuance as of June 30, 2021. We also have 750,000 available for issuance pursuant to the 2021 Inducement Equity Incentive Plan. Lastly, 104,410 shares of common stock have been reserved for issuances under certain inducement award agreements. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans, the Inducement Award Agreements, and the ESPP total 9,859,117 shares of common stock as of June 30, 2021.

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

Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 15, 2021.

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

In addition, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. Our stock price has also experienced volatility during this time, including occasional significant increases and decreases. For example, from July 1, 2020 to June 30, 2021, our closing stock price ranged from $6.27 to $21.70 per share. Such increases and decreases in our stock price may repeat or continue for the foreseeable future.

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

There have been public announcements by members of the U.S. Congress, regarding plans to repeal and replace the PPACA and Medicare. For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court’s ruling with respect to the individual mandate but remanded the case to the District Court to consider whether other parts of the law can remain in effect. In November 2020, the U.S. Supreme Court heard the case and on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Accordingly, the PPACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, U.S. Department of Health and Human Services, or HHS, and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the Biden administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is unclear. We also expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our drug candidates, if approved for commercialization.

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

We have generated operating losses each year since we began operations, including $2.6 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $298.8 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

*Our two largest shareholders have significant influence over key decision making as a result of their concentrated ownership of the voting power of our outstanding capital stock.

Our two largest shareholders, ARK Investment Management LLC (“ARK”) and Nikko Asset Management Americas, Inc. (“Nikko”), beneficially own approximately 7.7% and 5.5%, respectively, of our outstanding stock and are able to exercise sufficient voting rights to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, sale of all or substantially all of our assets, or liquidation or dissolution. These concentrated positions could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets, or liquidation or dissolution that a substantial portion of our other stockholders support, or conversely this significant influence could potentially result in the consummation of such a transaction or liquidation that a substantial portion of our other stockholders do not support. This significant influence could also discourage a potential investor from acquiring our common stock or a potential counterparty from entering into negotiations about a potential strategic transaction and might harm the trading price of our common stock. As stockholders, even with significant influence, ARK and Nikko are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of June 30, 2021, there were an aggregate of 9,859,117 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 1,101,554 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 59,435 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

In the future, we may increase the number of shares authorized under our equity incentive plans and ESPP and we may issue additional authorized but previously unissued equity securities to raise funds to support our continued operations and to implement our business plan. We may also issue additional shares of our capital stock or other securities that are convertible into or exercisable for our capital stock in connection with hiring or retaining employees, future acquisitions, or for other business purposes. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders may result. In addition, the future issuance of any such additional shares of capital stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock is currently traded on the Nasdaq Capital Market. Moreover, depending on market conditions, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

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

In addition, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

*Our Bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state or federal court located in the State of Delaware) is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Bylaws provide that, unless we consent in writing to the slection of an alternative forum, the Court of Chancery in the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state or federal court located in the State of Delaware) shall, to the fullest extent permitted by law,  be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or stockholder of the Company to the Company or the Company’s stockholder; (iii) any direct action asserting a claim against us or any of our directors or officers pursuant to any of the provisions of the DGCL, our Certificate of Incorporation or our Bylaws; (iv) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. However, our Bylaws do not relieve us of our duties to comply with federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. Our Bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to this choice of forum provision.

This choice of forum provision in our Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Furthermore, the enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provision in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

For example, in June 2021, Cellink AB filed petitions for IPR at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) of U.S. Pat. Nos. 9,855,369 and 9,149,952 (the “IPR Patents”), two of our issued U.S. patents that relate to our current bioprinter technology. The PTAB may determine to institute IPR proceedings for one or both patents. Although all claims of the IPR Patents remain valid and enforceable until the PTAB makes its rulings and any appeals of such rulings have been exhausted, if we are unsuccessful in the IPR proceedings, in whole or in part, we may lose our IPR patents or the scope of these patents may be narrowed, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours. In addition, the cost to us of the IPR proceedings or other proceedings, even if resolved in our favor, could be substantial. Also in June 2021, Cellink AB and its subsidiaries Cellink LLC, Mattek Corporation, and Visikol, Inc. filed a declaratory judgment complaint against us in the United States District Court for the District of Delaware (the “Action”). Under the Action, the Cellink AB and the other plaintiffs assert claims for declaratory judgments of non-infringement of U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (assigned to Clemson University and the University of Missouri, respectively). We filed a motion to dismiss the Action on July 29, 2021. In addition, in July 2021, we filed a complaint for patent infringement against Cellink AB in the United States District Court for the Western District of Texas (the “Patent Complaint”). The Patent Complaint alleges that Cellink AB has infringed U.S. Patent Nos. 9,149,952, 9,855,369 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent No. 9,752,116 (licensed exclusively to Organovo). We are seeking an injunction against continuing infringement of the foregoing patents by Cellink AB and monetary damages.

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

We are party to license agreements with University of Missouri and Clemson University under which we were granted exclusive rights to patents and patent applications that are important to our business and to our ability to develop and commercialize our NovoGen Bioprinters and 3D tissue products fabricated using our NovoGen Bioprinters. Our rights to use these patents and patent applications and employ the inventions claimed in these licensed patents are subject to the continuation of and our compliance with the terms of our license agreements. If we were to breach the terms of these license agreements and the agreements were terminated as a result, our ability to continue to develop and commercialize our NovoGen Bioprinters and 3D tissue products and to operate our business could be adversely impacted. In addition, certain patents licensed by us from the University of Missouri and Clemson University are subject to the Action. See the risk factor entitled “Patents covering our products could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad” above for additional information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended June 30, 2021:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)
April 1, 2021 - April 30, 2021	—		$—
May 1, 2021 - May 31, 2021	55	(1)	$7.15
June 1, 2021 - June 30, 2021	—		$—
Total	55		$7.15

(1)	Represents shares of our common stock withheld from employees for the payment of taxes.

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

3.4	Bylaws of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2012).

3.5	Amendment to Organovo Holdings Bylaws, dated October 10, 2019 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).

31.1	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Jonathan Lieber, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Keith Murphy, Principal Executive Officer, and Chris Heberlig, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: August 6, 2021	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman

Date: August 6, 2021	By:	/s/ Jonathan Lieber
	Name:	Jonathan Lieber
	Title:	Chief Financial Officer (Principal Financial Officer)