Form 10-Q
period 2021-09-30
ORGANOVO HOLDINGS, INC.
filed 2021-11-08
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, a total of 8,705,454 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$33,791	$37,364
Prepaid expenses and other current assets	512	1,034
Total current assets	34,303	38,398
Fixed assets, net	552	381
Restricted cash	111	111
Prepaid expenses and other assets, net	915	1,027
Total assets	$35,881	$39,917
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$958	$281
Accrued expenses	717	440
Total current liabilities	1,675	721
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,705,454 and 8,670,492 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	9	9
Additional paid-in capital	336,526	335,479
Accumulated deficit	(302,328)	(296,291)
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	34,206	39,196
Total Liabilities and Stockholders’ Equity	$35,881	$39,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating Expenses
Research and development expenses	$679	$28	$1,259	$28
Selling, general and administrative expenses	2,828	8,922	4,807	11,708
Total costs and expenses	3,507	8,950	6,066	11,736
Loss from Operations	(3,507)	(8,950)	(6,066)	(11,736)
Other Income (Expense)
Gain (loss) on fixed asset disposals	—	(5)	—	1
Interest income	2	4	4	12
Other income	—	1	25	6
Total Other Income (Expense)	2	—	29	19
Income Tax Expense	—	—	—	(2)
Net Loss	$(3,505)	$(8,950)	$(6,037)	$(11,719)
Net loss per common share—basic and diluted	$(0.40)	$(1.36)	$(0.69)	$(1.79)
Weighted average shares used in computing net loss per common share—basic and diluted	8,705,327	6,565,245	8,701,029	6,547,430
Comprehensive Loss:
Net loss	$(3,505)	$(8,950)	$(6,037)	$(11,719)
Comprehensive loss	$(3,505)	$(8,950)	$(6,037)	$(11,719)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Six Months Ended September 30, 2020
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2020	6,528	$7	$306,089	—	$—	$(279,465)	$26,631
Issuance of common stock under employee and director stock option, RSU, and purchase plans	3	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	925	—	—	—	925
Net loss	—	—	—	—	—	(2,769)	(2,769)
Balance at June 30, 2020 (Unaudited)	6,531	$7	$307,013	—	$—	$(282,234)	$24,786
Issuance of common stock under employee and director stock option, RSU, and purchase plans	201	—	13	—	—	—	13
Stock-based compensation expense	—	—	4,138	—	—	—	4,138
Treasury stock	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(8,950)	(8,950)
Balance at September 30, 2020 (Unaudited)	6,732	$7	$311,164	—	$(1)	$(291,184)	$19,986

	Three and Six Months Ended September 30, 2021
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2021	8,671	$9	$335,479	—	$(1)	$(296,291)	$39,196
Issuance of common stock from public offering, net	27	—	251	—	—	—	251
Stock-based compensation	—	—	415	—	—	—	415
Net loss	—	—	—	—	—	(2,532)	(2,532)
Balance at June 30, 2021 (Unaudited)	8,698	$9	$336,145	—	$(1)	$(298,823)	$37,330
Issuance of common stock under employee and director stock option, RSU, and purchase plans	7	—	(45)	—	—	—	(45)
Stock-based compensation	—	—	426	—	—	—	426
Net loss	—	—	—	—	—	(3,505)	(3,505)
Balance at September 30, 2021 (Unaudited)	8,705	$9	$336,526	—	$(1)	$(302,328)	$34,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities
Net loss	$(6,037)	$(11,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of fixed assets	—	1
Depreciation and amortization	59	8
Stock-based compensation	841	5,063
Increase (decrease) in cash resulting from changes in:
Accounts receivable	—	92
Prepaid expenses and other assets	627	(2,011)
Accounts payable	677	(519)
Accrued expenses	277	(633)
Net cash used in operating activities	(3,556)	(9,718)
Cash Flows From Investing Activities
Purchases of fixed assets	(223)	—
Proceeds from disposals of fixed assets	—	7
Net cash provided by (used in) investing activities	(223)	7
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	251	—
Employee taxes paid related to net share settlement of equity awards	(45)	(2)
Proceeds from exercise of stock options	—	14
Purchase of treasury stock	—	(1)
Net cash provided by financing activities	206	11
Net decrease in cash, cash equivalents, and restricted cash	(3,573)	(9,700)
Cash, cash equivalents, and restricted cash at beginning of period	37,475	27,356
Cash, cash equivalents, and restricted cash at end of period	$33,902	$17,656
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$33,791	$17,656
Restricted cash	111	—
Total cash, cash equivalent and restricted cash	$33,902	$17,656
Supplemental Disclosure of Cash Flow Information:
Fixed asset reclass	$—	$31
Income taxes paid	$—	$2

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

Liquidity

As of September 30, 2021, the Company had cash and cash equivalents of approximately $33.8 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $302.3 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $3.6 million during the six months ended September 30, 2021.

Through September 30, 2021, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the three and six months ended September 30, 2021, the Company issued 0 and 27,545 shares of its common stock through its ATM facility and received net proceeds of approximately $0 and $0.3 million, respectively.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed vesting of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and six months ended September 30, 2021 and 2020 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 0.7 million at September 30, 2021 and 0.9 million at September 30, 2020.

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

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Research and development	$80	$7	$156	$7
General and administrative	$346	$4,131	$685	$5,056
Total	$426	$4,138	$841	$5,063

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2021 was approximately $3.4 million and the weighted average period over which these grants are expected to vest is 2.44 years.

The total unrecognized compensation cost related to unvested RSUs (not including performance-based RSUs) as of September 30, 2021 was approximately $0.2 million, which will be recognized over a weighted average period of 3.29 years.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Dividend yield	—	—	—	—
Volatility	116.83%	108.39%	116.83%	108.39%
Risk-free interest rate	0.73%	0.27%	0.73%	0.27%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$6.52	$6.22	$6.52	$6.22

The fair value of each RSU and performance-based RSU is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption is based on U.S. Treasury rates. The expected life is the 6-month purchase period. There were no participants in the ESPP for the current purchase period (beginning September 1, 2021), nor any participants in the ESPP for the comparative period.

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

On January 29, 2021, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”) and filed a prospectus supplement to the 2021 Shelf, pursuant to which the Company could offer and sell, from time to time through the Agents, shares of its common stock in at-the-market sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the 2021 Shelf. During the three and six months ended September 30, 2021, the Company issued 0 and 27,545 shares of common stock for net proceeds of $0 million and $0.3 million in at-the-market offerings under the Sales Agreement, respectively. As of September 30, 2021, the Company has sold an aggregate of 1,580,862 shares of common stock in at-the-market offerings under the Sales Agreement, with gross proceeds of approximately $21.7 million. As of September 30, 2021, there was approximately $128.3 million available for future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through the Company’s ATM program under the Sales Ageement.

In March 2021, the Company’s Board of Directors (“Board”) approved the Inducement Plan. The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards.

RSUs

The following table summarizes the Company’s RSUs (not including performance-based RSUs) activity from March 31, 2021 through September 30, 2021:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2021	21,057	$10.79
Granted	—	$—
Vested	(290)	$21.72
Cancelled / forfeited	—	$—
Unvested at September 30, 2021	20,767	$10.64

Performance-based RSUs

On July 2, 2019, the Company issued Performance-Based Restricted Stock Unit Awards (the “PBRSU Retention Awards”) for an aggregate of 301,391 shares of common stock to its management team. The PBRSUs were issued pursuant to the 2012 Plan. The PBRSU Retention Awards vest in full upon the earlier of: (i) the Company’s engagement in a pre-IND meeting with the FDA, (ii) twenty-four months from the grant date, or (iii) a change in control. As of September 30, 2021, 111,682 shares were forfeited due to terminations, vesting for 177,480 shares was accelerated due to a change in control that was triggered by changes to the Board in 2020, and the remaining 12,229 shares vested on July 1, 2021, twenty-four months from the grant date, as these particular shares required two of the conditions to be met in order to vest.

The following table summarizes the Company’s performance-based RSUs activity from March 31, 2021 through September 30, 2021:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2021	12,229	$9.80
Granted	—	$—
Vested	(12,229)	$9.80
Cancelled / forfeited	—	$—
Unvested at September 30, 2021	—	$—

Stock Options

The following table summarizes the Company’s stock option activity from March 31, 2021 to September 30, 2021:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,004,655	$20.03	$856,400
Options granted	12,000	$7.66	$—
Options cancelled / forfeited	(354,530)	$40.95	$—
Options exercised	—	$—	$—
Outstanding at September 30, 2021	662,125	$8.61	$—
Vested and Exercisable at September 30, 2021	108,492	$7.61	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at September 30, 2021 was approximately 8.96 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At September 30, 2021, there were 59,435 shares available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at September 30, 2021:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	662,125
Common stock reserved under the 2012 Plan	301,879
Common stock reserved under the ESPP	59,435
Common stock reserved under the Inducement Plan	750,000
Common stock issuable pursuant to RSUs outstanding under the 2012 Plan	20,767
Total at September 30, 2021	1,794,206

Note 4. Commitments and Contingencies

Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

In June 2021, the Company’s U.S. Pat. Nos. 9,855,369 and 9,149,952, which relate to its bioprinter technology, became the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “Cellink AB”). The objective of the IPR proceedings is to invalidate the claims in the noted patents. The Company filed a preliminary response to Cellink AB’s IPR petition in September 2021. The Company expects the PTAB to reach a decision in December 2021 whether to institute Cellink AB’s IPRs. As of the date of this filing, the Company concluded that the probability of a loss contingency or unfavorable outcome from this event is remote.

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

In September 2021, Cellink AB filed two additional IPR proceedings against the Company’s U.S. Pat. Nos. 9,315,043 and 9,752,116 (exclusively licensed by the Company from the MUSC Fourndation for Research and Development), which relate to its bioprinter technology. The objective of the IPR proceedings is to invalidate the claims in the noted patents. The Company may file a preliminary response to Cellink AB’s IPR petition in December 2021. The Company expects the PTAB to reach a decision in March 2022 whether to institute Cellink AB’s IPRs. As of the date of this filing, the Company concluded that the probability of a loss contingency or unfavorable outcome from this event is remote.

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

Operating Leases

From October 2019 to July 2021, the Company rented office space in Solana Beach, California. This agreement was a month-to-month contract and could be terminated at-will by either party at any time. As such, the Company concluded that this agreement did not contain a lease and was be expensed as incurred (referred to as “rent expense”). Monthly rental payments were approximately $4,000 per month.

On November 23, 2020, the Company entered into two lease agreements, pursuant to which the Company temporarily leases approximately 3,212 square feet of office space (the “Temporary Lease”) in San Diego and will permanently lease approximately 8,051 square feet of office space (the “Permanent Lease”) in San Diego once certain tenant improvements for the Company’s permanent premises have been completed by the landlord and the premises are ready for occupancy. The Temporary Lease commenced on November 27, 2020 and is intended to serve as temporary premises until the Permanent Lease is ready for occupancy. The Permanent Lease is projected to commence in the third quarter of fiscal 2022 and is intended to serve as the Company’s permanent premises for approximately sixty-two months. Once the Permanent Lease commences, monthly rental payments will be approximately $32,000 with 3% annual escalators.

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

The Company recorded rent expense of approximately $5,000 and $18,000 for the three and six months ended September 30, 2021, respectively, and $13,000 and $25,000 for the three and six months ended September 30, 2020, respectively. Variable lease expense was approximately $9,000 and $18,000 for the three and six months ended September 30, 2021, respectively, and $0 for the three and six months ended September 30, 2020. Lastly, for the three and six months ended September 30, 2021, short term lease expense was approximately $39,000 and $78,000, respectively, and $0 for the three and six months ended September 30, 2020.

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three and six months ended September 30, 2021, the Company incurred approximately $10,000 and $20,000 in consulting expenses from Viscient, respectively. Additionally, for the three and six months ended September 30, 2021, the Company provided approximately $14,000 and $26,000 of histology services to Viscient, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands, except %):

	Three Months Ended
	September 30,		Increase (decrease)
	2021	2020	$	%
Research and development	$679	$28	$651	2,325%
Selling, general and administrative	$2,828	$8,922	$(6,094)	(68%)
Other income	$2	$-	$2	100%

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase
	September 30, 2021	% of total	September 30, 2020	% of total	$	%
Research and development	$569	84%	$20	71%	$549	2,745%
Non-cash stock-based compensation	80	12%	7	25%	73	1,043%
Depreciation and amortization	30	4%	1	4%	29	2,900%
Total research and development expenses	$679	100%	$28	100%	$651	2,325%

For the three months ended September 30, 2021, research and development expenses were $0.7 million, an increase of 2,325% from the prior year period. For the three months ended September 30, 2020, we had less than $0.1 million research and development activities as we were in the midst of a process to evaluate strategic alternatives. Our average full-time research and development staff increased from zero full-time employees for the three months ended September 30, 2020 to an average of eight full-time employees for the three months ended September 30, 2021. Research and development activities consisted of $0.3 million in personnel related costs, $0.2 million in lab expenses, $0.1 million in facility costs, and $0.1 million in consulting fees, depreciation, and other miscellaneous expenses. Going forward, we intend to continue to increase headcount and research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2021 and 2020 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	September 30, 2021	% of total	September 30, 2020	% of total	$	%
Selling, general and administrative	$2,478	88%	$4,787	54%	$(2,309)	(48%)
Non-cash stock-based compensation	345	12%	4,131	46%	(3,786)	(92%)
Depreciation and amortization	5	0%	4	0%	1	25%
Total selling, general and administrative expenses	$2,828	100%	$8,922	100%	$(6,094)	(68%)

For the three months ended September 30, 2021, selling, general and administrative expenses were approximately $2.8 million, a decrease of $6.1 million, or approximately 68%, compared to the prior year period. The decrease year over year is due to the change in business operations from fiscal 2021 to fiscal 2022. During the three months ended September 30, 2020, the majority of our costs were for personnel and general corporate costs, as we were in the midst of a strategic alternatives process and at the time we had an average of six full-time employees, three of whom were executives. A change in control occurred in September 2020, which triggered the resignations and related severance costs for the three executives. This included the accelerated vesting of any outstanding share based compensation. During the three months ended September 30, 2021, we had an average of four full-time employees, only one of whom is an executive. This decrease in headcount and a shift in business operations resulted in the decrease of personnel related costs by approximately $6.9 million year over year, which was offset by a $0.1 million increase in consulting costs year over year, as we utilized part-time consultants for officer positions in the Company as well as various other consultants for operations. Lastly, we had an increase in corporate costs of $0.7 million year over year, which was a result of a shift in business operations. Our corporate costs during the three months ended September 30, 2021 were approximately $1.9 million. Of these corporate costs, approximately $0.2 million are legal costs directly related to IPR proceedings and $0.6 million are legal costs directly related to ongoing litigation regarding patent enforcement. See “Operations Funding Requirements” below for further information on these legal expenses.

Other Income (Expense)

Other income was less than $0.1 million for both of the three months ended September 30, 2021 and September 30, 2020.

Comparison of the six months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended September 30, 2021 and 2020 (in thousands, except %):

	Six Months Ended
	September 30,		Increase (decrease)
	2021	2020	$	%
Research and development	$1,259	$28	$1,231	4,396%
Selling, general and administrative	$4,807	$11,708	$(6,901)	(59%)
Other income	$29	$19	$10	53%

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended September 30, 2021 and 2020 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2021	% of total	September 30, 2020	% of total	$	%
Research and development	$1,053	84%	$20	71%	$1,033	5,165%
Non-cash stock-based compensation	156	12%	7	25%	149	2,129%
Depreciation and amortization	50	4%	1	4%	49	4,900%
Total research and development expenses	$1,259	100%	$28	100%	$1,231	4,396%

For the six months ended September 30, 2021, research and development expenses were $1.3 million, an increase of 4,396% from the prior year period. For the six months ended September 30, 2020, we had less than $0.1 million in research and development activities as we were in the midst of a process to evaluate strategic alternatives. Our average full-time research and development staff increased from zero full-time employees for the three months ended September 30, 2020 to an average of seven full-time employees for the six months ended September 30, 2021. Research and development activities consisted of $0.7 million in personnel related costs, $0.3 million in lab expenses, $0.2 million in facility costs, and $0.1 million in consulting fees, depreciation, and other miscellaneous expenses. Going forward, we intend to continue to increase headcount and research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended September 30, 2021 and 2020 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2021	% of total	September 30, 2020	% of total	$	%
Selling, general and administrative	$4,114	86%	$6,645	57%	$(2,531)	(38%)
Non-cash stock-based compensation	684	14%	5,056	43%	(4,372)	(86%)
Depreciation and amortization	9	0%	7	0%	2	29%
Total selling, general and administrative expenses	$4,807	100%	$11,708	100%	$(6,901)	(59%)

For the six months ended September 30, 2021, selling, general and administrative expenses were approximately $4.8 million, a decrease of $6.9 million, or approximately 59%, compared to the prior year period. The decrease year over year is due to the change in business operations from fiscal 2021 to fiscal 2022. During the six months ended September 30, 2020, the majority of our costs were for personnel and general corporate costs, as we were in the midst of a strategic alternatives process and at the time we had an average of six full-time employees, three of whom were executives. A change in control occurred in September 2020, which triggered the resignations and related severance costs for the three executives. This included the accelerated vesting of any outstanding share based compensation. During the six months ended September 30, 2021, we had an average of four full-time employees, only one of whom is an executive. This decrease in headcount and a shift in business operations resulted in the decrease of personnel related costs by approximately $7.9 million year over year, and a decrease in facility costs of $0.2 million year over year, which was offset by a $0.4 million increase in consulting costs year over year, as we utilized part-time consultants for officer positions in the Company as well as various other consultants for operations. Lastly, we had an increase in corporate costs of $0.8 million year over year, which was a result of a shift in business operations. Our corporate costs during the six months ended September 30, 2021 were approximately $3.0 million. Of these corporate costs, approximately $0.2 million are legal costs directly related to IPR proceedings and $0.7 million are legal costs directly related to ongoing litigation regarding patent enforcement. See “Operations Funding Requirements” below for further information on these legal expenses.

Other Income (Expense)

Other income was less than $0.1 million for both of the six months ended September 30, 2021 and September 30, 2020.

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

At September 30, 2021, we had cash and cash equivalents of approximately $33.8 million and an accumulated deficit of $302.3 million. We had negative cash flow from operations of $3.6 million during the six months ended September 30, 2021. At March 31, 2021, we had cash and cash equivalents of approximately $37.4 million and an accumulated deficit of $296.3 million.

At September 30, 2021, we had total current assets of approximately $34.3 million and current liabilities of approximately $1.7 million, resulting in working capital of $32.6 million. At March 31, 2021, we had total current assets of approximately $38.4 million and current liabilities of approximately $0.7 million, resulting in working capital of $37.7 million.

The following table summarizes the primary sources and uses of cash for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended
	September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(3,556)	$(9,718)
Investing activities	(223)	7
Financing activities	206	11
Net decrease in cash, cash equivalents, and restricted cash	$(3,573)	$(9,700)

Operating activities

Net cash used in operating activities for the six months ended September 30, 2021 was approximately $3.6 million as compared to $9.7 million used in operating activities for the six months ended September 30, 2020. This $6.1 million decrease in operating cash usage can be attributed primarily to a change in business operations, resulting from the change in control in fiscal 2021.

Investing activities

Net cash used in investing activities, consisting primarily of fixed asset purchases, was $0.2 million for the six months ended September 30, 2021. Net cash provided by investing activities, consisting primarily of proceeds from the sale of assets, was less than $0.1 million for the six months ended September 30, 2020.

Financing activities

Net cash provided by financing activities was $0.2 million during the six months ended September 30, 2021 compared to net cash provided by financing activities of less than $0.1 million during the six months ended September 30, 2020. Financing in fiscal 2022 was driven by the sale of common stock through at-the-market (“ATM”) offerings.

Operations funding requirements

Through September 30, 2021, we have financed our operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and ATM offerings, and through revenue derived from products and research service-based agreements, collaborative agreements, licenses, and grants. During the six months ended September 30, 2021, we raised net proceeds of approximately $0.3 million through the sale of 27,545 shares of our common stock through ATM offerings.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2022 will be between $12.0 million and $14.0 million. Based on our current operating plan and available cash resources, we believe we have sufficient resources to fund our business for at least the next twelve months.

In June 2021, our U.S. Pat. Nos. 9,855,369 and 9,149,952, which relate to our bioprinter technology, became the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “Cellink AB”). The objective of the IPR proceedings is to invalidate the claims in the noted patents. We estimate the costs of these IPR proceedings to total between $850,000 and $950,000.

In September 2021, Cellink AB filed two additional IPR proceedings against our U.S. Pat. Nos. 9,315,043 and 9,752,116 (exclusively licensed by the Company from the MUSC Fourndation for Research and Development),which relate to our bioprinter technology. The objective of the IPR proceedings is to invalidate the claims in the noted patents. We estimate the costs of these IPR proceedings to total between $850,000 and $950,000.

As of September 30, 2021, we have incurred approximately $150,000 of total legal costs related to the IPR proceedings described above.

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

During the three and six months ended September 30, 2021, we sold 0 and 27,545 shares of common stock in ATM offerings, with net proceeds of approximately $0 and $0.3 million under the Sales Agreement, respectively. As of September 30, 2021, we have sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the Sales Agreement, for gross proceeds of approximately $21.7 million. As of September 30, 2021, there was approximately $128.3 million available in future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through our ATM program under the Sales Agreement.

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

As of September 30, 2021, we had 8,705,454 total issued and outstanding shares of common stock.

In addition, our 2008 Equity Incentive Plan provided for the issuance of up to 76,079 shares of common stock upon the exercise of outstanding stock options, of which 44,812 shares were issued. The 2008 Equity Incentive Plan terminated on July 1, 2018. The 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 1,427,699 shares of our common stock, of which 301,879 shares remain available for issuance as of September 30, 2021, to executive officers, directors, advisory board members, employees and consultants. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan (“ESPP”), of which 59,435 shares remain available for future issuance as of September 30, 2021. We also have 750,000 available for issuance pursuant to the 2021 Inducement Equity Incentive Plan. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans, the Inducement Award Agreements, and the ESPP total 9,749,660 shares of common stock as of September 30, 2021.

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

In addition, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. Our stock price has also experienced volatility during this time, including occasional significant increases and decreases. For example, from July 1, 2020 to September 30, 2021, our closing stock price ranged from $6.08 to $21.70 per share. Such increases and decreases in our stock price may repeat or continue for the foreseeable future.

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

We have generated operating losses each year since we began operations, including $6.1 million and $11.7 million for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $302.3 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of September 30, 2021, there were an aggregate of 9,749,660 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 984,771 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 59,435 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

For example, in June 2021, Cellink AB filed petitions for IPR at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) of U.S. Pat. Nos. 9,855,369 and 9,149,952 (the “IPR Patents”), two of our issued U.S. patents that relate to our current bioprinter technology. Likewise, in September 2021, Cellink AB filed two additional IPR petitions against the Company’s U.S. Pat. Nos. 9,315,043 and 9,752,116 (exclusively licensed by the Company from the MUSC Fourndation for Research and Development) which also relate to our current bioprinter technology. The PTAB may determine to institute IPR proceedings for one up to all of these patents. Although all claims of the IPR Patents remain valid and enforceable until the PTAB makes its rulings and any appeals of such rulings have been exhausted, if we are unsuccessful in the IPR proceedings, in whole or in part, we may lose all or some of our IPR patents or the scope of these patents may be narrowed, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours. In addition, the cost to us of the IPR proceedings or other proceedings, even if resolved in our favor, could be substantial. Also in June 2021, Cellink AB and its subsidiaries Cellink LLC, Mattek Corporation, and Visikol, Inc. filed a declaratory judgment complaint against us in the United States District Court for the District of Delaware (the “Action”). Under the Action, the Cellink AB and the other plaintiffs assert claims for declaratory judgments of non-infringement of U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (assigned to Clemson University and the University of Missouri, respectively). We filed a motion to dismiss the Action on July 29, 2021. In addition, in July 2021, we filed a complaint for patent infringement against Cellink AB in the United States District Court for the Western District of Texas (the “Patent Complaint”). The Patent Complaint alleges that Cellink AB has infringed U.S. Patent Nos. 9,149,952, 9,855,369 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent No. 9,752,116 (licensed exclusively to Organovo). We are seeking an injunction against continuing infringement of the foregoing patents by Cellink AB and monetary damages.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended September 30, 2021:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)
July 1, 2021 - July 31, 2021	4,999	(1)	$8.92
August 1, 2021 - August 31, 2021	48	(1)	$7.07
September 1, 2021 - September 30, 2021	—		$—
Total	5,047		$8.90

(1)	Represents shares of our common stock withheld from employees for the payment of taxes.

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

3.4	Bylaws of Organovo Holdings, Inc. (Delaware) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2012).

3.5	Amendment to Organovo Holdings Bylaws, dated October 10, 2019 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).

31.1	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Thomas Hess, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Keith Murphy, Executive Chairman, and Thomas Hess, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: November 8, 2021	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman

Date: November 8, 2021	By:	/s/ Thomas Hess
	Name:	Thomas Hess
	Title:	Chief Financial Officer (Principal Financial Officer)