Form 10-Q
period 2021-12-31
ORGANOVO HOLDINGS, INC.
filed 2022-02-14
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35996

Organovo Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1488943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11555 Sorrento Valley Rd, Suite 100, San Diego, CA 92121	(858) 224-1000
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of Each Exchange on which registered
Common Stock, $0.001 par value	ONVO	The Nasdaq Stock Market LLC

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

As of February 1, 2022, a total of 8,705,551 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	December 31, 2021	March 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$30,269	$37,364
Prepaid expenses and other current assets	902	1,034
Total current assets	31,171	38,398
Fixed assets, net	652	381
Restricted cash	143	111
Operating lease right-of-use assets	2,269	—
Prepaid expenses and other assets, net	860	1,027
Total assets	$35,095	$39,917
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$605	$281
Accrued expenses	926	440
Operating lease liability, current portion	475	—
Total current liabilities	2,006	721
Operating lease liability, net of current portion	1,796	—
Total liabilities	3,802	721
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,705,551 and 8,670,492 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	9	9
Additional paid-in capital	337,113	335,479
Accumulated deficit	(305,828)	(296,291)
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	31,293	39,196
Total Liabilities and Stockholders’ Equity	$35,095	$39,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Operating Expenses
Research and development expenses	$926	$402	$2,185	$430
Selling, general and administrative expenses	2,574	2,090	7,381	13,798
Total costs and expenses	3,500	2,492	9,566	14,228
Loss from Operations	(3,500)	(2,492)	(9,566)	(14,228)
Other Income (Expense)
Gain (loss) on fixed asset disposals	—	(20)	—	(19)
Interest income	2	1	6	13
Other income	—	—	25	6
Total Other Income (Expense)	2	(19)	31	—
Income Tax Expense	(2)	—	(2)	(2)
Net Loss	$(3,500)	$(2,511)	$(9,537)	$(14,230)
Net loss per common share—basic and diluted	$(0.40)	$(0.37)	$(1.10)	$(2.14)
Weighted average shares used in computing net loss per common share—basic and diluted	8,705,503	6,859,258	8,702,959	6,651,751
Comprehensive Loss:
Net loss	$(3,500)	$(2,511)	$(9,537)	$(14,230)
Comprehensive loss	$(3,500)	$(2,511)	$(9,537)	$(14,230)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Nine Months Ended December 31, 2020
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2020	6,528	$7	$306,089	—	$—	$(279,465)	$26,631
Issuance of common stock under employee and director stock option, RSU, and purchase plans	3	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	925	—	—	—	925
Net loss	—	—	—	—	—	(2,769)	(2,769)
Balance at June 30, 2020 (Unaudited)	6,531	$7	$307,013	—	$—	$(282,234)	$24,786
Issuance of common stock under employee and director stock option, RSU, and purchase plans	201	—	13	—	—	—	13
Stock-based compensation expense	—	—	4,138	—	—	—	4,138
Treasury stock	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(8,950)	(8,950)
Balance at September 30, 2020 (Unaudited)	6,732	$7	$311,164	—	$(1)	$(291,184)	$19,986
Issuance of common stock under employee and director stock option, RSU, and purchase plans	6	—	27	—	—	—	27
Issuance of common stock from public offering, net	379	—	3,044	—	—	—	3,044
Stock-based compensation expense	—	—	206	—	—	—	206
Net loss	—	—	—	—	—	(2,511)	(2,511)
Balance at December 31, 2020 (Unaudited)	7,117	$7	$314,441	—	$(1)	$(293,695)	$20,752

	Three and Nine Months Ended December 31, 2021
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2021	8,671	$9	$335,479	—	$(1)	$(296,291)	$39,196
Issuance of common stock from public offering, net	27	—	251	—	—	—	251
Stock-based compensation	—	—	415	—	—	—	415
Net loss	—	—	—	—	—	(2,532)	(2,532)
Balance at June 30, 2021 (Unaudited)	8,698	$9	$336,145	—	$(1)	$(298,823)	$37,330
Issuance of common stock under employee and director stock option, RSU, and purchase plans	7	—	(45)	—	—	—	(45)
Stock-based compensation	—	—	426	—	—	—	426
Net loss	—	—	—	—	—	(3,505)	(3,505)
Balance at September 30, 2021 (Unaudited)	8,705	$9	$336,526	—	$(1)	$(302,328)	$34,206
Issuance of common stock under employee and director stock option, RSU, and purchase plans	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	588	—	—	—	588
Net loss	—	—	—	—	—	(3,500)	(3,500)
Balance at December 31, 2021 (Unaudited)	8,705	$9	$337,113	—	$(1)	$(305,828)	$31,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2020
Cash Flows From Operating Activities
Net loss	$(9,537)	$(14,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of fixed assets	—	19
Depreciation and amortization	96	18
Stock-based compensation	1,429	5,269
Increase (decrease) in cash resulting from changes in:
Accounts receivable	—	111
Prepaid expenses and other assets	288	(1,415)
Accounts payable	324	(309)
Accrued expenses	486	(672)
Operating lease right-of-use assets and liabilities, net	2	—
Net cash used in operating activities	(6,912)	(11,209)
Cash Flows From Investing Activities
Purchases of fixed assets	(356)	(294)
Proceeds from disposals of fixed assets	—	12
Net cash used in investing activities	(356)	(282)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	251	3,044
Employee taxes paid related to net share settlement of equity awards	(46)	(3)
Proceeds from exercise of stock options	—	42
Purchase of treasury stock	—	(1)
Net cash provided by financing activities	205	3,082
Net decrease in cash, cash equivalents, and restricted cash	(7,063)	(8,409)
Cash, cash equivalents, and restricted cash at beginning of period	37,475	27,356
Cash, cash equivalents, and restricted cash at end of period	$30,412	$18,947
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$30,269	$18,836
Restricted cash	143	111
Total cash, cash equivalents, and restricted cash	$30,412	$18,947
Supplemental Disclosure of Cash Flow Information:
Fixed asset reclass	$—	$31
Income taxes paid	$2	$2

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

Liquidity

As of December 31, 2021, the Company had cash and cash equivalents of approximately $30.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $305.8 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $6.9 million during the nine months ended December 31, 2021.

Through December 31, 2021, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the three and nine months ended December 31, 2021, the Company issued 0 and 27,545 shares of its common stock through its ATM facility and received net proceeds of approximately $0 and $0.3 million, respectively.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the unaudited condensed consolidated financial statements include those assumed in the valuation of stock-based compensation expense and the measurement of operating lease right-of-use assets and lease liabilities. On an ongoing basis, management reviews these estimates and assumptions. Though the impact of the COVID-19 pandemic to its business and operating results presents additional uncertainty, the Company continues to use the best information available to inform its significant accounting estimates.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed vesting of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and nine months ended December 31, 2021 and 2020 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 1.1 million at December 31, 2021 and 0.8 million at December 31, 2020.

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

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Research and development	$111	$45	$267	$51
General and administrative	$477	$161	$1,162	$5,218
Total	$588	$206	$1,429	$5,269

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2021 was approximately $4.7 million and the weighted average period over which these grants are expected to vest is 2.45 years.

The total unrecognized compensation cost related to unvested RSUs (not including performance-based RSUs) as of December 31, 2021 was approximately $0.2 million, which will be recognized over a weighted average period of 3.06 years.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Dividend yield	—	—	—	—
Volatility	95.42%	108.74%	95.96%	108.41%
Risk-free interest rate	1.20%	0.33%	1.19%	0.27%
Expected life of options	5.69 years	6.00 years	5.70 years	6.00 years
Weighted average grant date fair value	$5.20	$6.09	$5.23	$6.21

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

On January 29, 2021, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”) and filed a prospectus supplement to the 2021 Shelf, pursuant to which the Company could offer and sell, from time to time through the Agents, shares of its common stock in at-the-market sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the 2021 Shelf. During the three and nine months ended December 31, 2021, the Company issued 0 and 27,545 shares of common stock for net proceeds of $0 and $0.3 million in at-the-market offerings under the Sales Agreement, respectively. As of December 31, 2021, the Company has sold an aggregate of 1,580,862 shares of common stock in at-the-market offerings under the Sales Agreement, with gross proceeds of approximately $21.7 million. As of December 31, 2021, there was approximately $128.3 million available for future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through the Company’s ATM program under the Sales Ageement.

In March 2021, the Company’s Board of Directors (“Board”) approved the Inducement Plan. The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards.

RSUs

The following table summarizes the Company’s RSUs (not including performance-based RSUs) activity from March 31, 2021 through December 31, 2021:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2021	21,057	$10.79
Granted	—	$—
Vested	(436)	$21.73
Cancelled / forfeited	—	$—
Unvested at December 31, 2021	20,621	$10.56

Performance-based RSUs

On July 2, 2019, the Company issued Performance-Based Restricted Stock Unit Awards (the “PBRSU Retention Awards”) for an aggregate of 301,391 shares of common stock to its management team. The PBRSUs were issued pursuant to the 2012 Plan. The PBRSU Retention Awards vest in full upon the earlier of: (i) the Company’s engagement in a pre-IND meeting with the FDA, (ii) twenty-four months from the grant date, or (iii) a change in control. As of December 31, 2021, 111,682 shares were forfeited due to terminations, vesting for 177,480 shares was accelerated due to a change in control that was triggered by changes to the Board in 2020, and the remaining 12,229 shares vested on July 1, 2021, twenty-four months from the grant date, as these particular shares required two of the conditions to be met in order to vest.

The following table summarizes the Company’s performance-based RSUs activity from March 31, 2021 through December 31, 2021:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2021	12,229	$9.80
Granted	—	$—
Vested	(12,229)	$9.80
Cancelled / forfeited	—	$—
Unvested at December 31, 2021	—	$—

Stock Options

The following table summarizes the Company’s stock option activity from March 31, 2021 to December 31, 2021:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,004,655	$20.03	$856,400
Options granted	476,046	$6.65	$—
Options cancelled / forfeited	(374,530)	$39.31	$—
Options exercised	—	$—	$—
Outstanding at December 31, 2021	1,106,171	$7.75	$—
Vested and Exercisable at December 31, 2021	151,741	$7.78	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at December 31, 2021 was approximately 8.75 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At December 31, 2021, there were 59,435 shares available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at December 31, 2021:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	1,106,171
Common stock reserved under the 2012 Plan	757,833
Common stock reserved under the ESPP	59,435
Common stock reserved under the Inducement Plan	750,000
Common stock issuable pursuant to RSUs outstanding under the 2012 Plan	20,621
Total at December 31, 2021	2,694,060

Note 4. Commitments and Contingencies

Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

The Company previously disclosed the following actions (collectively, the “Actions”):

•

In June 2021, the Company’s U.S. Pat. Nos. 9,855,369 and 9,149,952, which relate to its bioprinter technology, became the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “Cellink AB”). The Company filed a preliminary response to Cellink AB’s IPR petition in September 2021, and the Patent Trial and Appeal Board (“PTAB”) denied institution of the proceedings in December 2021.

•

Also in June 2021, U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (licensed exclusively to Organovo) were subject to a declaratory judgment complaint against the Company brought by Cellink AB to obtain a declaration from the court that they do not infringe any claims of the noted patents (the “Action”).

•

Further, on July 28, 2021, the Company filed a complaint for patent infringement against Cellink AB in the United States District Court for the Western District of Texas (the “Patent Complaint”). The Patent Complaint alleged that Cellink AB has infringed U.S. Patent Nos. 9,149,952, 9,855,369 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent No. 9,752,116 (licensed exclusively to Organovo). The Company sought an injunction against continuing infringement of the foregoing patents by Cellink AB and monetary damages. The Company later amended the complaint to add U.S. Patent No. 8,852,932. The case was transferred to the District of Delaware in December 2021 to be consolidated with Cellink’s declaratory judgment action.

•

In addition, in September 2021, Cellink AB filed two additional IPR proceedings against the Company’s U.S. Pat. Nos. 9,315,043 and 9,752,116 (exclusively licensed by the Company from the MUSC Foundation for Research and Development), which relate to its bioprinter technology. The Company filed preliminary responses to those proceedings in December 2021 and January 2022.

On January 24, 2022, the Company and BICO Group AB, the parent Company of Cellink AB (“BICO”), entered into a binding term sheet to settle the Actions. The binding term sheet contemplates the grant of an intellectual property license by the Company to BICO and certain payment obligations by BICO to the Company.

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

On November 23, 2020, the Company entered into two lease agreements, pursuant to which the Company temporarily leased approximately 3,212 square feet of lab and office space (the “Temporary Lease”) in San Diego and permanently leased approximately 8,051 square feet of lab and office space (the “Permanent Lease”) in San Diego once certain tenant improvements for the Company’s permanent premises were completed by the landlord and the premises were ready for occupancy. Additionally, on November 17, 2021, the Permanent Lease was amended to add an additional 2,892 square feet of office space in the same building. The Temporary Lease commenced on November 27, 2020 and served as temporary premises until the Permanent Lease was ready for occupancy. The Permanent Lease commenced on December 17, 2021 and is intended to serve as the Company’s permanent premises for approximately sixty-two months. Monthly rental payments will be approximately $40,800 with 3% annual escalators.

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

The Company determined that the Permanent Lease is considered an operating lease under ASC 842, and therefore upon the lease commencement date of December 17, 2021, recognized lease liabilities and corresponding right-of-use assets of $2.3 million. The Company records operating lease expense on a straight-line basis over the life of the lease (referred to as “operating lease expense”). Variable lease expenses associated with the Company’s leases, such as payments for additional monthly fees to cover the Company’s share of certain facility expenses (common area maintenance, or CAM) are expensed as incurred.

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of December 31, 2021 (in thousands):

December 31, 2021
ASSETS
Operating lease right-of-use assets	$2,269
Total lease right-of-use assets	$2,269

LIABILITIES
Current
Operating lease liability	$475
Noncurrent
Operating lease liability, net of current portion	$1,796
Total lease liabilities	$2,271

Weighted average remaining lease term:	5.08 years
Weighted average discount rate:	6%

The Company recorded rent expense of approximately $0 and $18,000 for the three and nine months ended December 31, 2021, respectively, and $13,000 and $25,000 for the three and nine months ended December 31, 2020, respectively. Variable lease expense was approximately $9,000 and $27,000 for the three and nine months ended December 31, 2021, respectively, and $0 for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2021, short term lease expense was approximately $39,000 and $117,000, respectively, and $0 for the three and nine months ended December 31, 2020. Lastly, operating lease expense was approximately $43,000 for the three and nine months ended December 31, 2021, and $0 for the three and nine months ended December 31, 2020.

Cash flows associated with the Company’s operating lease for the three months ended December 31, 2021 was zero.

Future lease payments relating to the Company’s operating lease liabilities as of December 31, 2021, are as follows (in thousands):

Fiscal year ending March 31, 2022	$122
Fiscal year ending March 31, 2023	495
Fiscal year ending March 31, 2024	509
Fiscal year ending March 31, 2025	524
Fiscal year ending March 31, 2026	539
Thereafter	461
Total future lease payments	2,650
Less: Imputed interest	(379)
Total lease obligations	2,271
Less: Current obligations	(475)
Noncurrent lease obligations	$1,796

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three and nine months ended December 31, 2021, the Company incurred approximately $15,000 and $35,000 in consulting expenses from Viscient, respectively. Additionally, for the three and nine months ended December 31, 2021, the Company provided approximately $12,000 and $38,000 of histology services to Viscient, respectively.

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

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to stock-based compensation expense and the measurement of operating lease right-of-use assets and lease liabilities. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

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

Results of Operations

Comparison of the three months ended December 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended December 31, 2021 and 2020 (in thousands, except %):

	Three Months Ended
	December 31,		Increase (decrease)
	2021	2020	$	%
Research and development	$926	$402	$524	130%
Selling, general and administrative	$2,574	$2,090	$484	23%
Other income (expense)	$2	$(19)	$21	(111%)

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended December 31, 2021 and 2020 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase
	December 31, 2021	% of total	December 31, 2020	% of total	$	%
Research and development	$783	85%	$349	87%	$434	124%
Non-cash stock-based compensation	111	12%	45	11%	66	147%
Depreciation and amortization	32	3%	8	2%	24	300%
Total research and development expenses	$926	100%	$402	100%	$524	130%

For the three months ended December 31, 2021, research and development expenses were $0.9 million, an increase of 130% from the prior year period. The increase year over year directly relates to the increase in headcount and research and development activities after a full year of operations following the change of control on September 15, 2020. Our average full-time research and development staff increased from an average of four full-time employees for the three months ended December 31, 2020 to an average of eleven full-time employees for the three months ended December 31, 2021. Research and development activities consisted of $0.4 million in personnel related costs, $0.2 million in lab expenses, $0.2 million in facility costs, and $0.1 million in consulting fees, depreciation, and other miscellaneous expenses. Going forward, we intend to continue to increase headcount and research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended December 31, 2021 and 2020 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	December 31, 2021	% of total	December 31, 2020	% of total	$	%
Selling, general and administrative	$2,092	81%	$1,925	92%	$167	9%
Non-cash stock-based compensation	477	19%	161	8%	316	196%
Depreciation and amortization	5	0%	4	0%	1	25%
Total selling, general and administrative expenses	$2,574	100%	$2,090	100%	$484	23%

For the three months ended December 31, 2021, selling, general and administrative expenses were approximately $2.6 million, an increase of $0.5 million, or approximately 23%, compared to the prior year period. The increase year over year relates to a full year of operations following the change of control on September 15, 2020. Our fiscal 2022 operations resulted in a $0.4 million increase in personnel related costs, and a $0.2 million increase in corporate costs, offset by a $0.1 million decrease in consulting costs. Our corporate costs during the three months ended December 31, 2021 were approximately $1.5 million. Of these corporate costs, approximately $0.3 million are legal costs directly related to IPR proceedings and $0.5 million are legal costs directly related to ongoing litigation regarding patent enforcement. See “Operations Funding Requirements” below for further information on these legal expenses.

Other Income (Expense)

Other income (expense) was less than $0.1 million for both of the three months ended December 31, 2021 and 2020.

Comparison of the nine months ended December 31, 2021 and 2020

The following table summarizes our results of operations for the nine months ended December 31, 2021 and 2020 (in thousands, except %):

	Nine Months Ended
	December 31,		Increase (decrease)
	2021	2020	$	%
Research and development	$2,185	$430	$1,755	408%
Selling, general and administrative	$7,381	$13,798	$(6,417)	(47%)
Other income	$31	$—	$31	100%

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended December 31, 2021 and 2020 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2021	% of total	December 31, 2020	% of total	$	%
Research and development	$1,837	84%	$371	86%	$1,466	395%
Non-cash stock-based compensation	267	12%	51	12%	216	424%
Depreciation and amortization	81	4%	8	2%	73	913%
Total research and development expenses	$2,185	100%	$430	100%	$1,755	408%

For the nine months ended December 31, 2021, research and development expenses were $2.2 million, an increase of $1.8 million, or 408% from the prior year period. For the nine months ended December 31, 2020, we had $0.4 million in research and development activities as we were in the midst of a process to evaluate strategic alternatives up until the change of control on September 15, 2020. After the change of control, we resumed research and development activities in the third quarter of fiscal 2021. Our average full-time research and development staff increased from an average of two full-time employees for the nine months ended December 31, 2020 to an average of eight full-time employees for the nine months ended Decembe 31, 2021. Research and development activities consisted of $1.1 million in personnel related costs, $0.5 million in lab expenses, $0.5 million in facility costs, and $0.1 million in consulting fees, depreciation, and other miscellaneous expenses. Going forward, we intend to continue to increase headcount and research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended December 31, 2021 and 2020 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2021	% of total	December 31, 2020	% of total	$	%
Selling, general and administrative	$6,204	84%	$8,569	62%	$(2,365)	(28%)
Non-cash stock-based compensation	1,162	16%	5,218	38%	(4,056)	(78%)
Depreciation and amortization	15	0%	11	0%	4	36%
Total selling, general and administrative expenses	$7,381	100%	$13,798	100%	$(6,417)	(47%)

For the nine months ended December 31, 2021, selling, general and administrative expenses were approximately $7.4 million, a decrease of $6.4 million, or approximately 47%, compared to the prior year period. The decrease year over year is due to the change in business operations from fiscal 2021 to fiscal 2022. During the nine months ended December 31, 2020, the majority of our costs were for personnel and general corporate costs, as we were in the midst of a strategic alternatives process and at the time we had an average of five full-time employees, three of whom were executives. A change in control occurred in September 2020, which triggered the resignations and related severance costs for the three executives. This included the accelerated vesting of any outstanding share based compensation. During the nine months ended December 31, 2021, we had an average of four full-time employees, only one of whom is an executive. This decrease in headcount and a shift in business operations resulted in the decrease of personnel related costs by approximately $7.5 million year over year, and a decrease in facility costs of $0.2 million year over year, which was offset by a $0.3 million increase in consulting costs year over year, as we utilized part-time consultants for officer positions in the Company as well as various other consultants for operations. Lastly, we had an increase in corporate costs of $1.0 million year over year, which was a result of a shift in business operations. Our corporate costs during the nine months ended December 31, 2021 were approximately $4.5 million. Of these corporate costs, approximately $0.4 million are legal costs directly related to IPR proceedings and $1.2 million are legal costs directly related to ongoing litigation regarding patent enforcement. See “Operations Funding Requirements” below for further information on these legal expenses.

Other Income (Expense)

Other income was less than $0.1 million for both of the nine months ended December 31, 2021 and 2020.

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

At December 31, 2021, we had cash and cash equivalents of approximately $30.3 million and an accumulated deficit of $305.8 million. We had negative cash flow from operations of $6.9 million during the nine months ended December 31, 2021. At March 31, 2021, we had cash and cash equivalents of approximately $37.4 million and an accumulated deficit of $296.3 million.

At December 31, 2021, we had total current assets of approximately $31.2 million and current liabilities of approximately $2.0 million, resulting in working capital of $29.2 million. At March 31, 2021, we had total current assets of approximately $38.4 million and current liabilities of approximately $0.7 million, resulting in working capital of $37.7 million.

The following table summarizes the primary sources and uses of cash for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended
	December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(6,912)	$(11,209)
Investing activities	(356)	(282)
Financing activities	205	3,082
Net decrease in cash, cash equivalents, and restricted cash	$(7,063)	$(8,409)

Operating activities

Net cash used in operating activities for the nine months ended December 31, 2021 was approximately $6.9 million as compared to $11.2 million used in operating activities for the nine months ended December 31, 2020. This $4.3 million decrease in operating cash usage can be attributed primarily to a change in business operations, resulting from the change in control in fiscal 2021.

Investing activities

Net cash used in investing activities, consisting primarily of fixed asset purchases, was $0.4 million for the nine months ended December 31, 2021. Net cash used by investing activities, consisting primarily of fixed asset purchases, was $0.3 million for the nine months ended December 31, 2020.

Financing activities

Net cash provided by financing activities was $0.2 million during the nine months ended December 31, 2021 compared to net cash provided by financing activities of $3.1 million during the nine months ended December 31, 2020. Financing in both periods was driven by the sale of common stock through at-the-market (“ATM”) offerings.

Operations funding requirements

Through December 31, 2021, we have financed our operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and ATM offerings, and through revenue derived from products and research service-based agreements, collaborative agreements, licenses, and grants. During the nine months ended December 31, 2021, we raised net proceeds of approximately $0.3 million through the sale of 27,545 shares of our common stock through ATM offerings.

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

In June 2021, our U.S. Pat. Nos. 9,855,369 and 9,149,952, which relate to our bioprinter technology, became the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “Cellink AB”). We filed a preliminary response to Cellink AB’s IPR petition in September 2021, and the Patent Trial and Appeal Board (“PTAB”) denied institution of the proceedings in December 2021.

In September 2021, Cellink AB filed two additional IPR proceedings against our U.S. Pat. Nos. 9,315,043 and 9,752,116 (exclusively licensed by the Company from the MUSC Foundation for Research and Development), which relate to our bioprinter technology. The objective of the IPR proceedings is to invalidate the claims in the noted patents. We filed preliminary responses to those proceedings in December 2021 and January 2022. We estimate the costs of these IPR proceedings to total between $850,000 and $950,000.

As of December 31, 2021, we have incurred approximately $431,000 of total legal costs related to the IPR proceedings described above.

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

During the three and nine months ended December 31, 2021, we sold 0 and 27,545 shares of common stock in ATM offerings, with net proceeds of approximately $0 and $0.3 million under the Sales Agreement, respectively. As of December 31, 2021, we have sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the Sales Agreement, for gross proceeds of approximately $21.7 million. As of December 31, 2021, there was approximately $128.3 million available in future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through our ATM program under the Sales Agreement.

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

As of December 31, 2021, we had 8,705,551 total issued and outstanding shares of common stock.

In addition, our 2008 Equity Incentive Plan provided for the issuance of up to 76,079 shares of common stock upon the exercise of outstanding stock options, of which 44,812 shares were issued. The 2008 Equity Incentive Plan terminated on July 1, 2018. The 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 2,327,699 shares of our common stock, of which 757,833 shares remain available for issuance as of December 31, 2021, to executive officers, directors, advisory board members, employees and consultants. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan (“ESPP”), of which 59,435 shares remain available for future issuance as of December 31, 2021. We also have 750,000 available for issuance pursuant to the 2021 Inducement Equity Incentive Plan. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 and 2012 Equity Incentive Plans, the Inducement Award Agreements, and the ESPP total 10,649,611 shares of common stock as of December 31, 2021.

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

In addition, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. Our stock price has also experienced volatility during this time, including occasional significant increases and decreases. For example, from July 1, 2020 to December 31, 2021, our closing stock price ranged from $3.63 to $21.70 per share. Such increases and decreases in our stock price may repeat or continue for the foreseeable future.

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

We have generated operating losses each year since we began operations, including $9.6 million and $14.2 million for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $305.8 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he co-founded in 2017 that is focused on drug discovery and development in liver disease utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Jeffrey N. Miner, our Chief Scientific Officer, is also a co-founder of Viscient, the Chief Scientific Officer and a significant stockholder of Viscient. In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of, or consultants to Viscient. We also expect to share certain facilities and equipment with Viscient. During fiscal 2021, we provided services to Viscient, and Viscient has previously purchased primary human cell-based products from our former subsidiary, Samsara Sciences, Inc. We expect to continue to provide services to, receive services from and enter into additional agreements with Viscient in the future.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of December 31, 2021, there were an aggregate of 10,649,611 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 1,884,625 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 59,435 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

For example, in June 2021, Cellink AB filed petitions for IPR at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) of U.S. Pat. Nos. 9,855,369 and 9,149,952 (the “IPR Patents”), two of our issued U.S. patents that relate to our current bioprinter technology. On December 13, 2021 the PTAB denied the petitions (denied the requests for Inter Parties Review) on both U.S. Pat. Nos. 9,855,369 and 9,149,952, bringing this matter to a close. Likewise, in September 2021, Cellink AB filed two additional IPR petitions against the Company’s U.S. Pat. Nos. 9,315,043 and 9,752,116 (exclusively licensed by the Company from the MUSC Foundation for Research and Development) which also relate to our current bioprinter technology. The PTAB may determine to institute IPR proceedings for one up to all of these patents. Although all claims of the IPR Patents remain valid and enforceable until the PTAB makes its rulings and any appeals of such rulings have been exhausted, if we are unsuccessful in the IPR proceedings, in whole or in part, we may lose all or some of our IPR patents or the scope of these patents may be narrowed, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours. In addition, the cost to us of the IPR proceedings or other proceedings, even if resolved in our favor, could be substantial. Also in June 2021, Cellink AB and its subsidiaries Cellink LLC, Mattek Corporation, and Visikol, Inc. filed a declaratory judgment complaint against us in the United States District Court for the District of Delaware (the “Action”). Under the Action, the Cellink AB and the other plaintiffs assert claims for declaratory judgments of non-infringement of U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (assigned to Clemson University and the University of Missouri, respectively). We filed a motion to dismiss the Action on July 29, 2021. On December 3, 2021, our Motion to Dismiss was denied by the Delaware Court. Based upon this denial, the Company’s complaint in the Western District of Texas was transferred to the Delaware Court effective December 13, 2021. On January 7, 2022, the Company filed an answer and counterclaim to the Cellink, AB’s declaratory action before the Delaware Court. In addition, in July 2021, we filed a complaint for patent infringement against Cellink AB in the United States District Court for the Western District of Texas (the “Patent Complaint”). The Patent Complaint alleges that Cellink AB has infringed U.S. Patent Nos. 9,149,952, 9,855,369 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent No. 9,752,116 (licensed exclusively to Organovo). We are seeking an injunction against continuing infringement of the foregoing patents by Cellink AB and monetary damages.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended December 31, 2021:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)
October 1, 2021 - October 31, 2021	—		$—
November 1, 2021 - November 30, 2021	49	(1)	$5.46
December 1, 2021 - December 31, 2021	—		$—
Total	49		$5.46

(1)	Represents shares of our common stock withheld from employees for the payment of taxes.

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

ORGANOVO HOLDINGS, INC.

Date: February 14, 2022	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman

Date: February 14, 2022	By:	/s/ Thomas Hess
	Name:	Thomas Hess
	Title:	Chief Financial Officer (Principal Financial Officer)