Form 10-K
period 2022-03-31
ORGANOVO HOLDINGS, INC.
filed 2022-06-10
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File No. 001-35996

ORGANOVO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1488943
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11555 Sorrento Valley Rd, Suite 100 San Diego, CA	92121
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 858-224-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ONVO	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing stock price as reported on the Nasdaq Capital Market on September 30, 2021, the last trading day of the registrant’s second fiscal quarter, was $58,024,563. For purposes of this computation only, shares of common stock held by each executive officer, director, and 10% or greater stockholders have been excluded in that such persons may be deemed affiliates.

The number of outstanding shares of the registrant’s common stock, as of June 1, 2022 was 8,710,703.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the definitive proxy statement for the 2022 annual meeting of the registrant’s stockholders, expected to be filed within 120 days of the end of the registrant’s fiscal year.

Auditor Firm Id:	199	Auditor Name:	Mayer Hoffman McCann P.C.	Auditor Location:	San Diego, CA

Organovo Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended March 31, 2022

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

PART I

Item 1. Business.

Overview

Organovo Holdings, Inc. (“Organovo Holdings,” “we,” “us,” “our,” the “Company” and “our Company”) is an early-stage biotechnology company that focuses on building high fidelity, 3D tissues that recapitulate key aspects of human disease. We use these models to identify gene targets responsible for driving the disease and intend to initiate drug discovery programs around these validated targets. We are initially focusing on the intestine and have ongoing 3D tissue development efforts in ulcerative colitis (“UC”) and Crohn’s disease (“CD”). We intend to add additional tissues/diseases/targets to our portfolio over time. In line with these plans, we are building upon both our external and in-house scientific expertise, which will be essential to our drug development effort.

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

The majority of our current focus is on inflammatory bowel disease (“IBD”), including CD and UC.  We are creating high fidelity disease models, leveraging our prior work including the work found in our peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.)  Our current understanding of intestinal tissue models and IBD disease models leads us to believe that we can create models that provide greater insight into the biology of these diseases than are generally currently available.  Using these disease models, we intend to identify and validate novel therapeutic targets.  After finding therapeutic drug targets, we will focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these drug candidates towards an Investigational New Drug (“IND”) filing and potential future clinical trials. We may also form partnerships around the development of targets or therapeutics for the treatment of IBD.

We expect to broaden our work into additional therapeutic areas over time and are currently exploring specific tissues for development.  In our work to identify the areas of interest, we evaluate areas that might be better served with 3D disease models than currently available models as well as the commercial opportunity.

We hold a large and diverse patent portfolio related to our bioprinting platform and complementary 3D technologies. The strength of this patent portfolio, the fact that it was created early in the bioprinting revolution and growth in the bioprinting industry have made for an attractive business opportunity for us. We are now beginning to invest resources to explore and expand business and revenue opportunities from the leveraging of our patent portfolio.

Our Platform Technology

Our 3D human tissue platform is multifaceted. We approach each tissue agnostic to specific technologies, and intend to apply the best 3D technology to a given disease. We are developing novel disease models using high throughput systems, bioprinted and flow/stretch capable 3D systems as appropriate. Our proprietary NovoGen Bioprinters® and related technologies for preparing bio-inks and bioprinting multicellular tissues with complex architecture are grounded in over a decade of peer-reviewed scientific publications, deriving originally from research led by Dr. Gabor Forgacs, one of our founders and a former George H. Vineyard Professor of Biological Physics at the University of Missouri-Columbia (“MU”). We have a broad portfolio of intellectual property rights covering the principles, enabling instrumentation, applications, tissue constructs and methods of cell-based printing, including exclusive licenses to certain patented and patent pending technologies from MU and Clemson University. We own or exclusively license more than 160 patents and pending applications worldwide covering specific tissue designs, uses, and methods of manufacture.

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

Research Collaborations

We continue to collaborate with several academic institutions by providing them with access to our NovoGen Bioprinters® for research purposes, including: Yale School of Medicine, Knight Cancer Institute at Oregon Health & Science University, and the University of Virginia. We believe that the use of our bioprinting platform by major research institutions may help to advance the capabilities of the platform and generate new applications for bioprinted tissues. In prior instances, an academic institution or other third party provided funding to support the academic collaborator’s access to our technology platform. This funding was typically reflected as collaboration revenues in our financial statements. Our academic research collaborations typically involve both parties contributing resources directly to projects. We are not currently generating any revenues from these collaborations.

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, confidential know-how, copyrights and a variety of contractual mechanisms such as confidentiality, material transfer, licenses, research collaboration, limited technology access, and invention assignment agreements, to protect our intellectual property. Our intellectual property portfolio for our core technology was initially built through licenses from MU and the Medical University of South Carolina. We subsequently expanded our intellectual property portfolio by filing our own patent and trademark applications worldwide and negotiating additional licenses and purchases.

We recently completed a review and analysis of our full intellectual property portfolio to align it with our current business needs, strategies and objectives.  Based on that review, a number of patents and patent applications in various countries were abandoned or allowed to lapse.  The numbers provided herein are reflective of those changes.

We solely own or hold exclusive licenses to 26 issued U.S. patents and more than 95 issued international patents in foreign jurisdictions including Australia, Canada, China, Denmark, France, Great Britain, Germany, Ireland, Japan, South Korea, Sweden, the Netherlands and Switzerland. We solely or jointly own or hold exclusive licenses to 23 pending U.S. patent applications and more than 20 pending international applications in foreign jurisdictions including Australia, Canada, China, the European Patent Office, Japan and South Korea. These patent families relate to our bioprinting technology and our engineered tissue products and services, including our various uses in areas of tissue creation, in vitro testing, utilization in drug discovery, and in vivo therapeutics.

In-Licensed Intellectual Property

In 2009 and 2010, we obtained world-wide exclusive licenses to intellectual property owned by MU and the Medical University of South Carolina, which now includes 7 issued U.S. patents, 2 pending U.S. applications and 16 issued international patents. Dr. Gabor Forgacs, one of our founders and a former George H. Vineyard Professor of Biophysics at MU, was one of the co-inventors of all of these works (collectively, the “Forgacs Intellectual Property”). The Forgacs Intellectual Property provides us with intellectual property rights relating to cellular aggregates, the use of cellular aggregates to create engineered tissues, and the use of cellular aggregates to create engineered tissue with no scaffold present. The intellectual property rights derived from the Forgacs Intellectual Property also enables us to utilize our NovoGen Bioprinter® to create engineered tissues.

In 2011, we obtained an exclusive license to a U.S. patent (U.S. Patent No. 7,051,654) owned by the Clemson University Research Foundation that provides us with intellectual property rights relating to methods of using ink-jet printer technology to dispense cells and relating to the creation of matrices of bioprinted cells on gel materials.

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

With respect to our bioprinting platform, we have 8 issued U.S. patents and 14 issued foreign patents directed to our NovoGen  Bioprinter® and methods of bioprinting: U.S. Patent Nos. 8,931,880; 9,149,952; 9,227,339; 9,315,043; 9,499,779; 9,855,369; 10,174,276 and 10,967,560; Australia Patent Nos. 2011318437, 2015202836, 2016253591, 2013249569, and 2014296246; Canada Patent No. 2,812,766; China Patent Nos. ZL201180050831.4 and ZL201480054148.1; European Patent Nos. 2838985, 2629975, and 3028042; Japan Patent Nos. 6333231, 6566426 and 6842918. These issued patents and pending patent applications carry remaining patent terms ranging from over 12 years to just over 6 years. We have additional U.S. continuation applications pending in these families as well foreign counterpart applications in multiple countries.

Our ExVive™ Human Liver Tissue is protected by U.S. Patent Nos. 9,222,932, 9,442,105, 10,400,219 and 11,127,774; Australia Patent Nos. 2014236780 and 2017200691; and Canada Patent No. 2,903,844. Our ExVive™ Human Kidney Tissue is protected by U.S. Patent Nos. 9,481,868, 10,094,821 and 10,962,526; European Patent No. 3204488 and Japan Patent No. 7021177. These issued patents and pending patent applications carry remaining patent terms ranging from over 14 years to just over 11 years. We have additional U.S. patent applications pending in these families, as well as foreign counterpart applications in multiple countries. We currently have pending numerous patent applications in the U.S. and globally that are directed to additional features on bioprinters, additional tissue types, their methods of fabrication, and specific applications.

Our U.S. Patent Nos. 9,855,369 and 9,149,952, which relate to our bioprinter technology, were the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “BICO Group AB”), one of our competitors. Likewise, U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339, 9,315,043 and 10,967,560 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654, 8,241,905, 8,852,932 and 9,752,116 (assigned to Clemson University and the University of Missouri, respectively) were implicated in a declaratory judgment complaint filed against Organovo, Inc., our wholly owned subsidiary, by BICO Group AB and certain of its subsidiaries in the United States District Court for the District of Delaware. All of these matters have since been settled in a favorable manner for the Company. Specifically, on February 23, 2022, we announced an agreement of a non-exclusive license for BICO Group AB and its affiliate companies to Organovo’s foundational patent portfolio in 3D bioprinting. For more information regarding these proceedings, see the section titled Part I, Item 3 of this Annual Report on Form 10-K.

COVID-19

Global health concerns relating to the COVID-19 pandemic continue to weigh on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rise of vaccine-resistant variants, the duration of the outbreak, and any travel bans, restrictions or other limitations that may be imposed in the future. In particular, the continued COVID-19 pandemic could adversely impact various aspects of our operations, including among others, our ability to raise additional capital, the timing and ability to pursue our strategy, given the impact the pandemic may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance our research and development activities and pursue development of our pipeline products, each of which could have an adverse impact on our business and our financial results. Our employees and consultants have recently returned to working at our office and lab when necessary. We have developed guidelines and protocols to handle exposures and infections intended to keep disruptions to operations to a minimum.

Employees and Human Capital

As of June 1, 2022, we had 18 employees, of which 9 are full-time. We have also retained some of our former employees as consultants, in addition to a number of expert consultants in specific scientific and operational areas. Our employees are not represented by labor unions or covered under any collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards.

Corporate Information

We are operating the business of our subsidiaries, including Organovo, Inc., our wholly-owned subsidiary, which we acquired in February 2012. Organovo, Inc. was incorporated in Delaware in April 2007. Our common stock has traded on The Nasdaq Stock Market LLC under the symbol “ONVO” since August 8, 2016 and our common stock currently trades on the Nasdaq Capital Market. Prior to that time, it traded on the NYSE MKT under the symbol “ONVO” and prior to that was quoted on the OTC Market.

Our principal executive offices are located at 11555 Sorrento Valley Rd, Suite 100, San Diego CA 92121 and our phone number is (858) 224-1000. Our Internet website can be found at http://www.organovo.com. The content of our website is not intended to be incorporated by reference into this Annual Report or in any other report or document that we file.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

•	We will incur substantial additional operating losses over the next several years as our research and development activities increase.
•	Using our platform technology to develop human tissues and disease models for drug discovery and development is new and unproven.
•	As we pursue drug development through 3D tissues and disease models, we will require access to a constant, steady, reliable supply of human cells to support our development activities.
•

We may require substantial additional funding. Raising additional capital would cause dilution to our existing stockholders and may restrict our operations or require us to relinquish rights to our technologies or to a product candidate.

•	Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and results of earlier studies and trials may not be predictive of future results.
•	The near and long-term viability of our drug discovery and development efforts will depend on our ability to successfully establish strategic relationships.
•

Current and future legislation may increase the difficulty and cost of commercializing our drug candidates and may affect the prices we may obtain if our drug candidates are approved for commercialization.

•	We may be unable to continue as a going concern in the future.
•

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to curtail or cease our operations.

•	We have a history of operating losses and expect to incur significant additional operating losses.
•	There is no assurance that an active market in our common stock will continue at present levels or increase in the future.
•	The price of our common stock may continue to be volatile, which could lead to losses by investors and costly securities litigation.
•	Patents covering our products could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
•	We may be involved in lawsuits or other proceedings to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Risks Related to COVID-19

We face risks related to health epidemics, including the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Global health concerns relating to the COVID-19 pandemic continue to weigh on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. The continued COVID-19 pandemic could adversely impact our operations, including among others,  the impact it may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance our research and development activities and pursue development of any of our pipeline products, each of which could have an adverse impact on our business and our financial results. In particular, we require access to a constant, steady, reliable supply of human cells to support our development activities. The COVID-19 pandemic could negatively impact our ability to obtain a reliable supply of sufficient human cells or a supply at cost effective prices, which would harm our business and our results of operations and could cause us to be unable to support our drug development efforts.

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

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Moreover, we have the ability to sell up to $28.3 million of additional shares of our common stock to the public through an “at the market” offering pursuant to a Sales Agreement that we entered into with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC on March 16, 2018. Any shares of common stock issued in the at-the-market offering will result in dilution to our existing stockholders.

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

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

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

We have generated operating losses each year since we began operations, including $11.5 million and $16.8 million for the years ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $307.7 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Jeffrey N. Miner and our Chief Scientific Officer, is a co-founder, the Chief Scientific Officer and a significant stockholder of Viscient. In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We use certain Viscient-owned facilities and equipment and allow Viscient to use certain of our facilities and equipment. During fiscal 2022, we provided services to Viscient, and Viscient has previously purchased primary human cell-based products from our former subsidiary, Samsara Sciences, Inc. We expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future.

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

On December 28, 2020, we entered into an intercompany agreement with Viscient and Organovo, Inc., our wholly-owned subsidiary (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement, we agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells, and Viscient agreed to provide us certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, Viscient and we each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects to the other party at prices to be determined in good faith by the parties. Under the Intercompany Agreement, each party will retain its own prior intellectual property and will obtain new intellectual property rights within their respectively defined fields of use.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of March 31, 2022, there were an aggregate of 11,399,566 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 1,929,504 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 59,435 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

For example, our U.S. Patent Nos. 9,855,369 and 9,149,952, which relate to our bioprinter technology, were the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “BICO Group AB”), one of our competitors. Likewise, U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339, 9,315,043 and 10,967,560 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654, 8,241,905, 8,852,932 and 9,752,116 (assigned to Clemson University and the University of Missouri, respectively) were implicated in a declaratory judgment complaint filed against Organovo, Inc., our wholly owned subsidiary, by BICO Group AB and certain of its subsidiaries in the United States District Court for the District of Delaware. All of these matters were eventually settled in February 2022.

Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations. We may become involved in lawsuits to protect or enforce our inventions, patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

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

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the compliance obligations of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The costs of complying with the reporting requirements of the federal securities laws, including preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission (the “SEC”) and furnishing audited reports to stockholders, can be substantial.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In November 2020, we entered into a sixty-two month lease agreement for our long term permanent premises, consisting of approximately 8,051 square feet of lab and office space. In November 2021, we amended the permanent lease agreement to add an additional 2,892 square of office space in the same building. In December 2021, we took occupancy of our permanent lab and office space, located at 11555 Sorrento Valley Road, San Diego, CA 92121. See “Note 6. Leases” of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of properties.

Item 3. Legal Proceedings.

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

The Company previously disclosed the following actions (collectively, the “Actions”):

•

In June 2021, the Company’s U.S. Patent Nos. 9,855,369 and 9,149,952, which relate to its bioprinter technology, became the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “BICO Group AB”). The Company filed a preliminary response to BICO Group AB’s IPR petition in September 2021, and the Patent Trial and Appeal Board (“PTAB”) denied institution of the proceedings in December 2021.

•

Also in June 2021, U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (licensed exclusively to Organovo) were subject to a declaratory judgment complaint against the Company brought by BICO Group AB to obtain a declaration from the court that they do not infringe any claims of the noted patents (the “Action”).

•

Further, on July 28, 2021, the Company filed a complaint for patent infringement against BICO Group AB in the United States District Court for the Western District of Texas (the “Patent Complaint”). The Patent Complaint alleged that BICO Group AB has infringed U.S. Patent Nos. 9,149,952, 9,855,369 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent No. 9,752,116 (licensed exclusively to Organovo). The Company sought an injunction against continuing infringement of the foregoing patents by BICO Group AB and monetary damages. The Company later amended the complaint to add U.S. Patent No. 8,852,932. The case was transferred to the District of Delaware in December 2021 to be consolidated with BICO Group AB’s declaratory judgment action.

•

In addition, in September 2021, BICO Group AB filed two additional IPR proceedings against the Company’s U.S. Patent Nos. 9,315,043 and 9,752,116 (exclusively licensed by the Company from the MUSC Foundation for Research and Development), which relate to its bioprinter technology. The Company filed preliminary responses to those proceedings in December 2021 and January 2022.

On February 22, 2022, the Company and BICO Group AB entered into a Settlement and Patent License Agreement fully and finally settling all matters between the parties regarding BICO Group AB’s alleged infringement of the Company’s patents. Concurrent with this settlement, the Delaware District Court action was dismissed and the remaining IPR proceeding was also dismissed.

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

Holders of Record

As of March 31, 2022, we had 8,710,627 outstanding shares of common stock and approximately 43 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended March 31, 2022:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)
January 1, 2022 - January 31, 2022	—		$—
February 1, 2022 - February 28, 2022	45	(1)	$3.04
March 1, 2022 - March 31, 2022	—		$—
Total	45		$3.04

(1)	Represents shares of our common stock withheld from employees for the payment of taxes.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The graph set forth below compares the cumulative total stockholder return data on our common stock with the cumulative return data of (i) the Nasdaq Stock Market Composite Index, and (ii) the Nasdaq Biotechnology Index over the five-year period ending March 31, 2022. This graph assumes the investment of $100 on March 31, 2017 in our common stock and each of the comparative indices and assumes the reinvestment of dividends. No cash dividends have been declared or paid on our common stock.

The comparisons in the graph and related information is not intended to forecast or be indicative of possible future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Organovo Holdings, Inc.,

the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

*	$100 invested on March 31, 2017 in stock or index, including reinvestment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Item 6. [Reserved]

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

Overview

We are an early-stage biotechnology company that is focusing on building high fidelity, 3D tissues that recapitulate key aspects of human disease. We use these models to identify gene targets responsible for driving the disease and intend to initiate drug discovery programs around these validated targets. We are initially focusing on the intestine and have ongoing 3D tissue development efforts in ulcerative colitis (“UC”) and Crohn’s disease (“CD”). We intend to add additional tissues/diseases/targets to our portfolio over time. In line with these plans, we are building upon both our external and in-house scientific expertise, which will be essential to our drug development effort.

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

The majority of our current focus is on inflammatory bowel disease (“IBD”), including CD and UC. We are creating high fidelity disease models, leveraging our prior work including the work found in our peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.)  Our current understanding of intestinal tissue models and IBD disease models leads us to believe that we can create models that provide greater insight into the biology of these diseases than are generally currently available.  Using these disease models, we intend to identify and validate novel therapeutic targets. After finding therapeutic drug targets, we will focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these drug candidates towards an Investigational New Drug (“IND”) filing and potential future clinical trials. We may also form partnerships around the development of targets or therapeutics for the treatment of IBD.

We expect to broaden our work into additional therapeutic areas over time and are currently exploring specific tissues for development. In our work to identify the areas of interest, we evaluate areas that might be better served with 3D disease models than currently available models as well as the commercial opportunity.

We hold a large and diverse patent portfolio related to our bioprinting platform and complementary 3D technologies. The strength of this patent portfolio, the fact that it was created early in the bioprinting revolution and growth in the bioprinting industry have made for an attractive business opportunity for us. We are now beginning to invest resources to explore and expand business and revenue opportunities from the leveraging of our patent portfolio.

COVID-19

Global health concerns relating to the COVID-19 pandemic continue to weigh on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rise of vaccine-resistant variants, the duration of the outbreak, and any travel bans, restrictions or other limitations that may be imposed in the future. In particular, the continued COVID-19 pandemic could adversely impact various aspects of our operations, including among others, our ability to raise additional capital, the timing and ability to pursue our revised strategy, given the impact the pandemic may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners and the ability to advance our research and development activities and pursue development of our pipeline products each of which could have an adverse impact on our business and our financial results. Our employees and consultants have recently returned to working at our office and lab when necessary. We have developed guidelines and protocols to handle exposures and infections intended to keep disruptions to operations to a minimum.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in this annual report to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and the valuation of stock-based compensation expense. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Since March 31, 2021, the significant change to our critical accounting policies includes adding revenue recognition related items. Our significant accounting policies are set forth in “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained within this Annual Report. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations. Accounting policies regarding stock-based compensation are considered critical, as they require significant estimates, judgements, and assumptions. If there is a difference between the assumptions used in determining our stock-based compensation expense and the actual factors that become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made.

Stock-based compensation

For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares acquirable under our Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”), our 2016 Employee Stock Purchase Plan (the “ESPP”) or our 2021 Inducement Equity Plan (the “Inducement Plan”) using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. For stock options, prior to fiscal year 2020, we used a blend of historical volatility and implied volatility of comparable companies. As of April 1, 2019, we were using the Company-specific historical volatility rate as it was more reflective of market conditions and a better indicator of expected volatility. For certain options granted with vesting criteria contingent on market conditions, we engage with valuation specialists to calculate fair value and requisite service periods using Monte Carlo simulations. For certain options granted with vesting criteria contingent on pre-defined Company performance criteria, we periodically assess and adjust the expense based on the probability of achievement of such performance criteria. For shares acquirable under our ESPP, we use our Company-specific volatility rate. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions, our stock-based compensation expense may differ significantly from what we have recorded in the past.

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

Revenue

We assess whether our license agreements are considered a contract with a customer under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) or an arrangement with a collaborator subject to guidance under ASC Topic 808, Collaborative Arrangements (“Topic 808”). These agreements can include one or more of the following: (i) non-refundable upfront fees and (ii)

royalties based on specified percentages of net product sales. At contract inception, we assess the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

As part of the accounting for these agreements, we must develop estimates and assumptions that require judgment of management to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. Differences in the allocation of the transaction price between delivered and undelivered performance obligations can impact the timing of revenue recognition but do not change the total revenue recognized under any agreement.

For agreements that include license fees, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For agreements that include sales-based royalties, we recognize revenue in the period the underlying sales occur.

Results of Operations

Comparison of the Years Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the years ended March 31, 2022 and 2021 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2022	2021	$	%
Revenues	$1,500	$-	$1,500	100%
Research and development	$3,320	$1,103	$2,217	201%
Selling, general and administrative	$9,659	$15,723	$(6,064)	(39%)
Other income	$33	$2	$31	1,550%

Revenues

We had $1.5 million of royalty revenue for the year ended March 31, 2022 compared to no revenue for the year ended March 31, 2021. The $1.5 million of royalty revenue for the year ended March 31, 2022, was an upfront payment related to the licensing of certain intellectual property (“IP”).

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended March 31, 2022 and 2021 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2022	2021	$	%
Research and development	$2,787	$972	$1,815	187%
Non-cash stock-based compensation	419	105	314	299%
Depreciation and amortization	114	26	88	338%
Total research and development expenses	$3,320	$1,103	$2,217	201%

Research and development expenses increased by $2.2 million, or 201%, from approximately $1.1 million for the year ended March 31, 2021 to approximately $3.3 million for the year ended March 31, 2022 as we materially increased research and development activities following the change of control on September 15, 2020. Our full-time research and development staff increased from an average of two employees for the year ended March 31, 2021 to an average of nine employees for the year ended March 31, 2022. Research and development activities consisted of $1.6 million in personnel related costs, $0.8 million in lab expenses, $0.7 million in facility costs, and $0.2 million in consulting fees, depreciation, and other miscellaneous expenses. Going forward, in line with our renewed research and development efforts, we expect to hire additional employees and incur significantly more research and development expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended March 31, 2022 and 2021 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2022	2021	$	%
Selling, general and administrative	$7,794	$10,257	$(2,463)	(24%)
Non-cash stock-based compensation	1,837	5,451	(3,614)	(66%)
Depreciation and amortization	28	15	13	87%
Total selling, general and administrative expenses	$9,659	$15,723	$(6,064)	(39%)

Selling, general and administrative expenses decreased approximately $6.0 million, or 39%, from $15.7 million for the year ended March 31, 2021 to approximately $9.7 million for the year ended March 31, 2022. Overall, the decrease year over year is due to the change in business operations from fiscal 2021 to fiscal 2022. During the year ended March 31, 2021, the majority of our costs were for personnel and general corporate costs, as we were in the midst of a strategic alternatives process and at the time we had an average of five full-time employees, three of whom were executives. A change in control occurred in September 2020, which triggered the resignations and related severance costs for the three executives. This included the accelerated vesting of any outstanding share based compensation. During the year ended March 31, 2022, we had an average of four full-time employees, only one of whom is an executive. This decrease in headcount and a shift in business operations resulted in the decrease of personnel related costs by approximately $7.1 million year over year, which was offset by a $0.1 million increase in consulting costs year over year, as we utilized part-time consultants for officer positions in the Company as well as various other consultants for operations. Lastly, we had an increase in corporate costs of $1.0 million year over year, which was a result of a shift in business operations. Our corporate costs during the year ended March 31, 2022 were approximately $5.5 million. Of these corporate costs, approximately $0.5 million are legal costs directly related to IPR proceedings and $1.4 million are legal costs directly related to litigation regarding patent enforcement. As of March 31, 2022, these legal matters were closed and no further costs are expected.

Other Income (Expense)

Other income was less than $0.1 million for the years ended March 31, 2022 and March 31, 2021. For the year ended March 31, 2022, other income consisted of a sale of a bioprinter asset to an academic research institution as well as interest income. For the year ended March 31, 2021, a loss of less than $0.1 million from the disposal of fixed assets was offset by interest income of less than $0.1 million.

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

As of March 31, 2022, we had cash and cash equivalents of approximately $28.7 million and an accumulated deficit of $307.7 million. As of March 31, 2021, we had cash and cash equivalents of $37.4 million and an accumulated deficit of $296.3 million. We had negative cash flows from operations of $8.5 million and $13.3 million for the years ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, we had total current assets of approximately $29.5 million and current liabilities of approximately $1.4 million, resulting in working capital of $28.1 million. At March 31, 2021, we had total current assets of approximately $38.4 million and current liabilities of approximately $0.7 million, resulting in working capital of $37.7 million.

The following table sets forth a summary of the primary sources and uses of cash for the years ended March 31, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(8,453)	$(13,323)
Investing activities	(409)	(393)
Financing activities	205	23,835
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(8,657)	$10,119

Operating activities

Net cash used in operating activities was approximately $8.5 million and $13.3 million for the years ended March 31, 2022 and 2021, respectively. The $4.8 million decrease in operating cash usage, for the year ended March 31, 2022, can be attributed primarily to our operational restructuring.

Investing activities

Net cash used in investing activities was $0.4 million for the years ended March 31, 2022 and 2021, respectively. The net cash used in investing activities for both the years ended March 31, 2022 and March 31, 2021 was related to the purchase of fixed assets.

Financing activities

Net cash provided by financing activities was approximately $0.2 million and $23.8 million for the years ended March 31, 2022 and 2021, respectively. The results in both years are primarily driven by at-the-market share offerings. Refer to “Operations funding requirements” below for further information regarding financing activities.

Operations funding requirements

During the year ended March 31, 2022, we raised net proceeds of approximately $0.3 million through the sale of 27,545 shares of our common stock through at-the-market (“ATM”) offerings.

Through March 31, 2022, we have financed our operations primarily through the sale of common stock through public and ATM offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2023 to be between $10.0 million and $12.0 million. Based on our current operating plan and available cash resources, we believe we have sufficient resources to fund our business for at least the next twelve months.

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

On March 16, 2018, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, we filed a prospectus supplement to the 2021 Shelf (the “ATM Prospectus Supplement”), pursuant to which we may offer and sell, from time to time through the Agents, shares of our common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to our 2021 Shelf. During the years ended March 31, 2022 and 2021, we sold 27,545 and 1,553,317 shares of common stock in ATM offerings, respectively, with net proceeds of approximately $0.3 million and $20.8 million under the Sales Agreement, respectively. As of March 31, 2022, we have sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the Sales Agreement, with gross proceeds of approximately $21.7 million. As of March 31, 2022, there was approximately $100.0 million available in future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $28.3 million available for future offerings through our ATM program.

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

As of March 31, 2022, we had 8,710,627 total issued and outstanding shares of common stock.

Our 2008 Equity Incentive Plan (the “2008 Plan”) provided for the issuance of up to 76,079 shares of common stock upon the exercise of outstanding stock options, of which 44,812 shares were issued. The 2008 Plan terminated on July 1, 2018. The 2012 Equity Incentive Plan (the “2012 Plan”), as amended, provides for the issuance of up to 2,327,699 shares of our common stock, of which 710,333 shares remain available for issuance as of March 31, 2022, to executive officers, directors, advisory board members, employees and consultants. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 ESPP, of which 59,435 shares remain available for future issuance as of March 31, 2022. Finally, 750,000 shares of common stock have been reserved for issuances under our Inducement Plan, of which 700,000 remain available for issuance as of March 31, 2022. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2008 Plan, the 2012 Plan, the Inducement Plan, and the 2016 ESPP total 11,399,566 shares of common stock as of March 31, 2022.

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

Item 8. Consolidated Financial Statements.

Organovo Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Organovo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organovo Holdings, Inc. (“Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

June 10, 2022

ORGANOVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	March 31, 2022	March 31, 2021
Assets
Current Assets
Cash and cash equivalents	$28,675	$37,364
Prepaid expenses and other current assets	858	1,034
Total current assets	29,533	38,398
Fixed assets, net	662	381
Restricted cash	143	111
Operating lease right-of-use assets	2,153	—
Prepaid expenses and other assets, net	805	1,027
Total assets	$33,296	$39,917
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$415	$281
Accrued expenses	489	440
Operating lease liability, current portion	479	—
Total current liabilities	1,383	721
Operating lease liability, net of current portion	1,704	—
Total liabilities	3,087	721
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,710,627 and 8,670,492 shares issued and outstanding at March 31, 2022 and 2021, respectively	9	9
Additional paid-in capital	337,940	335,479
Accumulated deficit	(307,739)	(296,291)
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders' equity	30,209	39,196
Total Liabilities and Stockholders' Equity	$33,296	$39,917

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands except for share and per share data)

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021
Revenues
Royalty Revenue	$1,500	$—
Total Revenues	1,500	—
Research and development expenses	3,320	1,103
Selling, general, and administrative expenses	9,659	15,723
Total costs and expenses	12,979	16,826
Loss from Operations	(11,479)	(16,826)
Other Income
Loss on fixed asset disposals	—	(19)
Interest income	8	15
Other income	25	6
Total Other Income	33	2
Income Tax Expense	(2)	(2)
Net Loss	$(11,448)	$(16,826)
Net loss per common share—basic and diluted	$(1.32)	$(2.44)
Weighted average shares used in computing net loss per common share—basic and diluted	8,703,596	6,902,000
Comprehensive Loss:
Net Loss	$(11,448)	$(16,826)
Comprehensive Loss	$(11,448)	$(16,826)

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2020	6,528	$7	$306,089	—	$—	$(279,465)	$26,631
Stock option exercises	8	—	42	—	—	—	42
Issuance of common stock under employee and director stock option, RSU and purchase plans	203	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	5,556	—	—	—	5,556
Issuance of common stock from public offering, net	1,932	2	23,796	—	—	—	23,798
Purchase of treasury stock					(1)	—	(1)
Net loss	—	—	—	—	—	(16,826)	(16,826)
Balance at March 31, 2021	8,671	$9	$335,479	—	$(1)	$(296,291)	$39,196
Issuance of common stock under employee and director stock option, RSU and purchase plans	13	—	(46)	—	—	—	(46)
Stock-based compensation expense	—	—	2,256	—	—	—	2,256
Issuance of common stock from public offering, net	27	—	251	—	—	—	251
Net loss	—	—	—	—	—	(11,448)	(11,448)
Balance at March 31, 2022	8,711	$9	$337,940	—	$(1)	$(307,739)	$30,209

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities
Net loss	$(11,448)	$(16,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	19
Depreciation and amortization	142	41
Stock-based compensation	2,256	5,556
Increase (decrease) in cash resulting from changes in:
Accounts receivable	—	111
Prepaid expenses and other assets	384	(1,135)
Accounts payable	134	(439)
Accrued expenses	49	(650)
Operating right-of-use asset and lease liability, net	30	—
Net cash used in operating activities	(8,453)	(13,323)
Cash Flows From Investing Activities
Purchases of fixed assets	(409)	(405)
Proceeds from disposals of fixed assets	—	12
Net cash used in investing activities	(409)	(393)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	251	23,798
Employee taxes paid related to net share settlement of equity awards	(46)	(4)
Proceeds from exercise of stock options	—	42
Purchase of treasury stock	—	(1)
Net cash provided by financing activities	205	23,835
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(8,657)	10,119
Cash, cash equivalents, and restricted cash at beginning of period	37,475	27,356
Cash, cash equivalents, and restricted cash at end of period	$28,818	$37,475
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$28,675	$37,364
Restricted cash	143	111
Total cash, cash equivalents and restricted cash	$28,818	$37,475
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2
Operating lease liabilities arising from obtaining right-of-use assets	$2,301	$—

The accompanying notes are an integral part of these consolidated financial statements.

Organovo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Nature of operations and basis of presentation

Organovo Holdings, Inc. (“Organovo Holdings,” “Organovo,” and the “Company”) is an early-stage biotechnology company that focuses on building high fidelity, 3D tissues that recapitulate key aspects of human disease. The Company uses these models to identify gene targets responsible for driving the disease and intends to initiate drug discovery programs around these validated targets. The Company is initially focusing on the intestine and has ongoing 3D tissue development efforts in ulcerative colitis (“UC”) and Crohn’s disease (“CD”). The Company intends to add additional tissues/diseases/targets to its portfolio over time. In line with these plans, the Company is building upon both its external and in house scientific expertise, which will be essential to its drug development effort.

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

The majority of the Company’s current focus is in inflammatory bowel disease (“IBD”), including CD and UC. The Company is creating high fidelity disease models, leveraging its prior work including the work found in its peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.) The Company’s current understanding of intestinal tissue models and IBD disease models leads it to believe that it can create models that provide greater insight into the biology of these diseases than are generally currently available. Using these disease models, the Company intends to identify and validate novel therapeutic targets. After finding therapeutic drug targets, the Company intends to focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these novel drug candidates towards an Investigational New Drug (“IND”) filing and potential future clinical trials.

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

COVID-19

Global health concerns relating to the COVID-19 pandemic continue to weigh on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rise of vaccine-resistant variants, the duration of the outbreak, and any travel bans and restrictions or other limitations that may be imposed in the future. In particular, the continued coronavirus pandemic could adversely impact various aspects of the Company’s operations, including among others, the ability to raise additional capital, the timing and ability to pursue the Company’s strategy, given the impact the pandemic may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance its research and development activities and pursue development of its pipeline products, each of which could have an adverse impact on the Company’s business and financial results. Company employees and consultants have recently returned to working at the office and lab when necessary. The Company has developed guidelines and protocols to handle exposures and infections to keep disruptions to operations to a minimum.

Liquidity

As of March 31, 2022, the Company had cash and cash equivalents of approximately $28.7 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $307.7 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreements for its facilities. The Company also had negative cash flows from operations of approximately $8.5 million during the year ended March 31, 2022.

Through March 31, 2022, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the year ended March 31, 2022, the Company issued 27,545 shares of its common stock through its ATM facility and received net proceeds of approximately $0.3 million.

The Company believes its cash and cash equivalents on hand will be sufficient to meet its financial obligations for at least the next 12 months of operations. As the Company recommences its operations and is focusing its efforts on drug discovery and development, the Company will need to raise additional capital to implement this business plan. The Company cannot predict with certainty the exact amount or timing for any future capital raises. If required, the Company may seek to raise additional capital through debt or equity financings, or through some other financing arrangement. However, the Company cannot be sure that additional financing will be available if and when needed, or that, if available, it can obtain financing on terms favorable to its stockholders. Any failure to obtain financing when required will have a material adverse effect on the Company’s business, operating results, financial condition and ability to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in revenue recognition and the valuation of stock-based compensation expense. On an ongoing basis, management reviews these estimates and assumptions. Though the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to inform its significant accounting estimates.

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

Restricted cash

As of March 31, 2022 and 2021, the Company had approximately $0.1 million of restricted cash, respectively, deposited with a financial institution. The entire amount was held in certificates of deposit to support a letter of credit agreement related to the Company’s facility leases entered into in November 2020 and amended in November 2021.

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

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including fixed assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred as of March 31, 2022 and 2021.

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

Revenue recognition

The Company has generated revenues from payments received from licensing intellectual property.

Licenses

The Company has entered into a license agreement with a company that includes the following: (i) non-refundable upfront fees and (ii) royalties based on specified percentages of net product sales, if any. At the initiation of the agreement, the Company has analyzed whether it results in a contract with a customer under Topic 606.

The Company has considered a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the Company is a principal vs. agent, whether the elements are distinct performance obligations, whether there are determinable stand-alone prices, and whether any licenses are functional or symbolic. The Company has evaluated each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, non-refundable upfront fees have been considered fixed, while sales-based royalty payments have been identified as variable consideration which must be evaluated to determine if it has been constrained and, therefore, excluded from the transaction price. Please refer to “Note 4: Collaborative Research, Development, and License Agreements” for further information.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended March 31, 2022 and 2021, the comprehensive loss was equal to the net loss.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed release of restriction of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the years ended March 31, 2022 and 2021 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share were approximately 1.2 million shares and 1.0 million shares for the years ended March 31, 2022 and 2021, respectively.

Note 2. Fixed Assets

Fixed assets consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Laboratory equipment	$1,171	$978
Furniture and fixtures	38	—
Computer software and equipment	524	405
Fixed Assets, gross	1,733	1,383
Less accumulated depreciation	(1,071)	(1,002)
Fixed Assets, net	$662	$381

As of March 31, 2022 and 2021, all of the Company’s fixed assets were active and in use. Depreciation expense for the years ended March 31, 2022 and 2021 was approximately $128,000 and $27,000, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Accrued compensation	$434	$378
Accrued legal and professional fees	27	31
Other accrued expenses	28	31
	$489	$440

Note 4. Collaborative Research, Development, and License Agreements

License Agreements

From June 2021 to February 2022, certain patents owned or sublicensed by the Company became the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “BICO Group AB”). The Company and BICO Group AB were also engaged in litigation regarding patent infringement during the same time period. On February 22, 2022, the Company and BICO Group AB signed a settlement and patent license agreement (“License Agreement”) to close all matters noted above. In addition to closing all legal matters and patent disputes noted above, as part of the agreement, the Company agreed to grant a non-exclusive license to BICO Group AB to use the Company’s aforementioned patents for its business operations of manufacturing and selling bioprinters as well as bioinks. The Company concluded that the nature of the license granted represents functional intellectual property.

As part of the License Agreement, BICO Group AB agreed to pay the Company a one time, nonrefundable upfront fee of $1,500,000. Based on Topic 606, the Company concluded that the performance obligation related to this upfront fee consisted of the Company filing stipulations of dismissal of all legal matters noted above, as well as the Company granting the non-exclusive license of the aforementioned patents within five days of receiving the upfront payment. The conditions of the performance obligation were satisfied, and therefore the Company recognized revenue of $1,500,000 on February 22, 2022, the executed date of the License Agreement.

Additionally, as part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. However, after analyzing all available information, the Company concluded that there are constraints on the estimates of variable consideration because there is a lack of complete and accurate information available. As the License Agreement was executed close to the end of the fiscal year, BICO Group AB was unable to timely deliver complete sales reports by product as stipulated in the License Agreement. Therefore, the Company concluded that there is a risk of significant reversal when the uncertainty associated with the variable consideration is resolved. For the year ended March 31, 2022, the Company recorded no royalty revenue based on sales-based royalties from the License Agreement.

Also as part of the License Agreement, certain patents involved in the agreement are sublicensed by the Company from the University of Missouri and Clemson University. See below for further information.

University of Missouri

In March 2009, the Company entered into a license agreement with the Curators of the University of Missouri to in-license certain technology and intellectual property relating to self-assembling cell aggregates and to intermediate cellular units. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the University of Missouri royalties ranging from 1% to 3% of net sales of covered tissue products, and of the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales achieved by the Company each year. The Company paid minimum annual royalties of $25,000 in January 2022 and January 2021 for their respective calendar years, which is credited against royalties due during the subsequent twelve months. No payments have been made in excess of the minimum annual royalties in the years ended March 31, 2022 and 2021. The license agreement terminates upon expiration of the patents licensed and is subject to certain conditions as defined in the license agreement, which is expected to expire after 2029.

The license agreement with the University of Missouri also includes an additional sales royalty of 3% of all revenue received from a sublicensee, when such sublicense is entered pursuant to settlement of litigation. Such revenue shall include, but not be limited to, all option fees, license issue fees (up-front payments), license maintenance fees, equity, and all royalty payments. Such revenue shall not include research funding provided to licensee by sublicensee. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of March 31, 2022, the Company’s legal expenses exceeded royalties owed from the upfont payment related to the License Agreement. Therefore, no royalty expense to the University of Missouri was recorded for the year ended March 31, 2022. Additionally, as no royalty revenue for sales-based royalties was recorded for the year ended March 31, 2022, no corresponding royalty expense was recorded.

Clemson University

In May 2011, the Company entered into a license agreement with Clemson University Research Foundation to in-license certain technology and intellectual property relating to ink-jet printing of viable cells. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the university royalties ranging from 1.5% to 3% of net sales of covered tissue products and the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales reached each year. The license agreement terminates upon expiration of the patents licensed, which are expected to expire in May 2024, and is subject to certain conditions as defined in the license agreement. Minimum annual royalty payments of $20,000 were due for each of the two years beginning with calendar 2014, and $40,000 per year beginning with calendar 2016. Royalty payments of $40,000 were made in each of the years ended March 31, 2022 and 2021. The annual minimum royalty is creditable against royalties owed during the same calendar year.

In addition to the annual royalties noted above, the University is owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of March 31, 2022, the Company’s legal expenses exceeded royalties owed from the upfont payment related to the License Agreement. Therefore, no royalty expense to Clemson University was recorded for the year ended March 31, 2022. Additionally, as no royalty revenue for sales-based royalties was recorded for the year ended March 31, 2022, no corresponding royalty expense was recorded.

Capitalized license fees consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
License fees	$218	$218
Less accumulated amortization	(124)	(109)
License fees, net	$94	$109

The above license fees, net of accumulated amortization, are included in Other Assets in the accompanying consolidated balance sheets and are being amortized over the life of the related patents. Amortization expense of licenses was approximately $14,000 for each of the years ended March 31, 2022 and 2021. At March 31, 2022, the weighted average remaining amortization period for all licenses was approximately 8 years. The annual amortization expense of licenses for the next five years is estimated to be approximately $14,000 per year.

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

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Year Ended March 31, 2022	Year Ended March 31, 2021
Research and development	$419	$105
General and administrative	1,837	5,451
Total	$2,256	$5,556

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2022 was approximately $4,299,000 and the weighted average period over which these grants are expected to vest is 2.34 years.

The total unrecognized stock-based compensation cost related to unvested RSUs (not including performance-based RSUs) as of March 31, 2022 was approximately $159,000, which will be recognized over a weighted average period of 2.84 years.

As of March 31, 2022, there are no participants enrolled into the ESPP for the current purchase period, beginning March 1, 2022.

The Company uses either the Black-Scholes or Monte Carlo option-pricing models to calculate the fair value of stock options, depending on the complexity of the equity grants. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Year Ended March 31, 2022	Year Ended March 31, 2021
Dividend yield	—	—
Volatility	95.65%	107.88%
Risk-free interest rate	1.30%	0.61%
Expected life of options	5.75 years	5.81 years
Weighted average grant date fair value	$4.73	$6.97

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

There were no participants in the ESPP for the purchase period September 1, 2021 – February 28, 2022 nor any participants in the ESPP for the current purchase period (beginning March 1, 2022).

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

Common stock

In May of 2008, the Board approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan authorized the issuance of up to 76,079 common shares for awards of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock award units, and stock appreciation rights. The 2008 Plan terminated on July 1, 2018. As of March 31, 2022, 44,812 shares under the 2008 Plan have been issued.

In January 2012, the Board approved the 2012 Plan. The 2012 Plan authorized the issuance of up to 327,699 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards. The Board and stockholders of the Company approved an amendment to the 2012 Plan in August 2013 to increase the number of shares of common stock that may be issued under the 2012 Plan by 250,000 shares. In August 2015, the Board and stockholders of the Company approved an amendment to the 2012 Plan to further increase the number of shares of common stock that may be issued under the 2012 Plan by 300,000 shares. In July 2018, the Board and stockholders of the Company approved an amendment to the 2012 Plan to further increase the number of shares of common stock that may be issued under the 2012 Plan by 550,000 shares. In October 2021, the Board and stockholders of the Company approved an amendment to the 2012 Plan to further increase the number of shares of common stock that may be issued under the 2012 Plan by 900,000, bringing the aggregate shares issuable under the 2012 Plan to 2,327,699. The 2012 Plan as amended and restated became effective on July 26, 2018 and terminates ten years after such date. As of March 31, 2022, 710,333 shares remain available for issuance under the 2012 Plan.

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

In March 2021, the Board approved the Inducement Plan. The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards. In February 2022, 50,000 incentive stock options were issued under the Inducement Plan. As of March 31, 2022, 700,000 shares remain available for issuance under the Inducement Plan.

The Company previously had an effective shelf registration statement on Form S-3 (File No. 333-222929) and the related prospectus supplement previously declared effective by the SEC on February 22, 2018 (the “2018 Shelf”), which registered $100.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing, that was set to expire on February 22, 2021. On January 19, 2021, the Company filed a shelf registration statement on Form S-3 (File No 333-252224) to register $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2021 Shelf”) and a related prospectus. The 2021 Shelf was declared effective by the SEC on January 29, 2021 and replaced the 2018 Shelf at that time.

On March 16, 2018, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, the Company filed a prospectus supplement to the 2021 Shelf, pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock in at-the-market (“ATM”) sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the Company’s 2021 Shelf. During the years ended March 31, 2022 and March 31, 2021, the Company issued 27,545 and 1,553,317 shares of common stock, respectively, for net proceeds of $0.3 million and $20.8 million in ATM offerings under the Sales Agreement, respectively. As of March 31, 2022, the Company has sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the Sales Agreement, with gross proceeds of approximately $21.7 million. As of March 31, 2022, there was approximately $100.0 million available in future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $28.3 million available for future offerings through the Company’s ATM program.

During the years ended March 31, 2022 and 2021, the Company issued 0 and 7,800 shares of common stock, respectively, upon exercise of stock options.

Restricted stock units

The following table summarizes the Company’s RSUs (not including performance-based RSUs) activity for the year ended March 31, 2022:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2021	21,057	$10.79
Granted	-	$—
Vested	(5,557)	$11.38
Cancelled / forfeited	—	$—
Unvested at March 31, 2022	15,500	$10.58

Performance-based restricted stock units

On July 2, 2019, the Company issued Performance-Based Restricted Stock Unit Awards (the “PBRSU Retention Awards”) for an aggregate of 301,391 shares of common stock to its management team. The PBRSUs were issued pursuant to the 2012 Plan. The PBRSU Retention Awards were to vest in full upon the earlier of: (i) the Company’s engagement in a pre-IND meeting with the FDA, (ii) twenty-four months from the grant date, or (iii) a change in control. As of March 31, 2022, 111,682 shares were forfeited due to terminations, vesting for 177,480 shares was accelerated due to a change in control that was triggered by changes to the Board in 2020, and the remaining 12,229 shares vested on July 1, 2021, twenty-four months from the grant date, as these particular shares required two of the conditions to be met in order to vest.

The following table summarizes the Company’s performance-based restricted stock unit activity for the year ended March 31, 2022:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2021	12,229	$9.80
Granted	—	$—
Vested	(12,229)	$9.80
Canceled / forfeited	—	$—
Unvested at March 31, 2022	—	$—

Stock options

During the year ended March 31, 2022 under the 2012 Plan, 573,546 stock options were granted at various exercise prices.

On March 8, 2021, the Company granted 120,000 and 25,000 stock options, respectively, to its Executive Chairman and its Chief Scientific Officer under the 2012 Plan. On October 7, 2021, the Company granted an additional 120,000 and 25,000 stock options, respectively, to the aforementioned officers. These stock options have unique vesting criteria based on market conditions, more specifically the Company’s stock price. As these market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The stock options will be expensed over their determined requisite service periods.

On October 7, 2021, the Company granted 60,000 and 15,000 stock options, respectively, to its Executive Chairman and its Chief Scientific Officer under the 2012 Plan. These stock options have unique vesting criteria based on specific Company performance conditions. The vesting criteria for half of these options was relating to the Company recognizing $1.5 million of revenue per year based on three quarters of results, which was achieved on February 22, 2022 (refer to “Note 4. Collaborative Research, Development, and License Agreements” for more information). The remaining unvested options have vesting criteria relating to the Company closing a seven-figure cash up front deal with a major pharmaceutical company. As of March 31, 2022, management estimated there was a 0% probability of achievement, and therefore no expense has been recorded to date.

The following table summarizes stock option activity for the year ended March 31, 2022:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,004,655	$20.03	$856,400
Options granted	573,546	$6.04	$—
Options canceled	(374,530)	$39.31	$—
Options exercised	—	$—	$—
Outstanding at March 31, 2022	1,203,671	$7.36	$71,650
Vested and Exercisable at March 31, 2022	240,493	$7.69	$—

The weighted-average remaining contractual term of stock options exercisable and outstanding at March 31, 2022 was approximately 8.72 years.

Employee Stock Purchase Plan

In June 2016, the Board, and in August 2016, its stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. During the year ended March 31, 2022, no shares were issued under the ESPP. At March 31, 2022, there were 59,435 shares remaining available for the purchase under the ESPP.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at March 31, 2022:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	1,153,671
Common stock reserved under the 2012 Plan	710,333
Common stock reserved under the ESPP	59,435
Common stock reserved under the 2021 Inducement Equity Plan	700,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	15,500
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Total at March 31, 2022	2,688,939

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

Operating Leases

From October 2019 to July 2021, the Company rented office space in Solana Beach, California. This agreement was a month-to-month contract and could be terminated at-will by either party at any time. As such, the Company concluded that this agreement did not contain a lease and was expensed as incurred (referred to as “rent expense”). Monthly rental payments were approximately $4,000 per month.

On November 23, 2020, the Company entered into two lease agreements, pursuant to which the Company temporarily leased approximately 3,212 square feet of lab and office space (the “Temporary Lease”) in San Diego and permanently leased approximately 8,051 square feet of office space (the “Permanent Lease”) in San Diego once certain tenant improvements for the Company’s permanent premises were completed by the landlord and the premises were ready for occupancy. Additionally, on November 17, 2021, the Permanent Lease was amended to add an additional 2,892 square feet of office space in the same building. The Temporary Lease commenced on November 27, 2020 and served as temporary premises until the Permanent Lease was ready for occupancy. The

Permanent Lease commenced on December 17, 2021 and is intended to serve as the Company’s permanent premises for approximately sixty-two months. Monthly rental payments are approximately $40,900 with 3% annual escalators.

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

The Company determined that the Permanent Lease is considered an operating lease under ASC 842, and therefore upon the lease commencement date of December 17, 2021, recognized lease liabilities and corresponding right-of-use assets of $2.3 million. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component. As the Permanent Lease did not have a discount rate implicit in the lease, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at the lease commencement. The Company records operating lease expense on a straight-line basis over the life of the lease (referred to as “operating lease expense”). Variable lease expenses associated with the Company’s leases, such as payments for additional monthly fees to cover the Company’s share of certain facility expenses (common area maintenance, or CAM) are expensed as incurred.

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of March 31, 2022 (in thousands):

March 31, 2022
ASSETS
Operating lease right-of-use assets	$2,153
Total lease right-of-use assets	$2,153

LIABILITIES
Current
Operating lease liability	$479
Noncurrent
Operating lease liability, net of current portion	$1,704
Total lease liabilities	$2,183

Weighted average remaining lease term:	4.83 years
Weighted average discount rate:	6%

The Company recorded rent expense of approximately $18,000 and $50,000 for the years ended March 31, 2022 and 2021, respectively. Variable lease expense was approximately $59,000 and $13,000 for the years ended March 31, 2022 and 2021, respectively. Short term lease expense was approximately $117,000 and $54,000 for the years ended March 31, 2022 and 2021, respectively. Lastly, operating lease expense was approximately $172,000 and $0 for the years ended March 31, 2022 and 2021, respectively.

Cash outflows associated with the Company’s operating lease for the year ended March 31, 2022 was $183,000.

Future lease payments relating to the Company’s operating lease liabilities as of March, 31, 2022 are as follows (in thousands):

Fiscal year ending March 31, 2023	$495
Fiscal year ending March 31, 2024	509
Fiscal year ending March 31, 2025	524
Fiscal year ending March 31, 2026	540
Fiscal year ending March 31, 2027	461
Thereafter	—
Total future lease payments	2,529
Less: Imputed Interest	(346)
Total lease obligations	2,183
Less: Current obligations	(479)
Noncurrent lease obligations	$1,704

Note 7. Commitments and Contingencies

Legal matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

The Company previously disclosed the following actions (collectively, the “Actions”):

•

In June 2021, the Company’s U.S. Patent Nos. 9,855,369 and 9,149,952, which relate to its bioprinter technology, became the subject of IPR proceedings filed by Cellink AB and its subsidiaries, MatTek Incorporated and Visikol, Inc. (collectively, “BICO Group AB”). The Company filed a preliminary response to BICO Group AB’s IPR petition in September 2021, and the Patent Trial and Appeal Board (“PTAB”) denied institution of the proceedings in December 2021.

•

Also in June 2021, U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654 and 9,752,116 (licensed exclusively to Organovo) were subject to a declaratory judgment complaint against the Company brought by BICO Group AB to obtain a declaration from the court that they do not infringe any claims of the noted patents (the “Action”).

•

Further, on July 28, 2021, the Company filed a complaint for patent infringement against BICO Group AB in the United States District Court for the Western District of Texas (the “Patent Complaint”). The Patent Complaint alleged that BICO Group AB has infringed U.S. Patent Nos. 9,149,952, 9,855,369 and 9,315,043 (all assigned to Organovo, Inc.) and U.S. Patent No. 9,752,116 (licensed exclusively to Organovo). The Company sought an injunction against continuing infringement of the foregoing patents by BICO Group AB and monetary damages. The Company later amended the complaint to add U.S. Patent No. 8,852,932. The case was transferred to the District of Delaware in December 2021 to be consolidated with BICO Group AB’s declaratory judgment action.

•

In addition, in September 2021, BICO Group AB filed two additional IPR proceedings against the Company’s U.S. Patent Nos. 9,315,043 and 9,752,116 (exclusively licensed by the Company from the MUSC Foundation for Research and Development), which relate to its bioprinter technology. The Company filed preliminary responses to those proceedings in December 2021 and January 2022.

On February 22, 2022, the Company and BICO Group AB entered into a Settlement and Patent License Agreement fully and finally settling all matters between the parties regarding BICO Group AB’s alleged infringement of the Company’s patents. Concurrent with this settlement, the Delaware District Court action was dismissed and the remaining IPR proceeding was also dismissed.

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

Note 8. Income Taxes

A reconciliation of the statutory federal rate and the effective rate, for operations, is as follows for the years ended March 31, 2022 and 2021 (in thousands, except percentages):

	March 31, 2022		March 31, 2021
Tax computed at federal statutory rate	$(2,404)	21%	$(3,533)	18.9%
State income tax, net of federal benefit	(6)	0%	(823)	4.4%
Executive compensation	—	0%	509	0.0%
Stock-based compensation	1,857	-16.2%	2,662	-14.2%
Research credits	(249)	2.1%	(35)	0.2%
Change in tax rate	454	-4.0%	(282)	1.5%
Removal of net operating losses and research development credits	2,269	-19.8%	3,269	-17.5%
Other	20	-0.1%	(215)	1.1%
Valuation allowance	(1,941)	16.9%	(1,552)	8.3%
Provision (benefit) for income taxes	$—	0.0%	$—	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of March 31, 2022 and 2021 (in thousands, except percentages):

	March 31, 2022	March 31, 2021
Deferred tax assets:
Net operating loss carry forwards	$—	$—
Research and development credits	—	9
Accrued expenses and reserves	110	86
Operating lease liability	611	—
Stock-based compensation	554	2,433
Other, net	3	3
Total deferred tax assets	1,278	2,531
Valuation allowance	(583)	(2,524)
Net deferred tax assets	$695	$7
Deferred tax liabilities:
Operating lease right-of-use assets	(603)	—
Depreciation and amortization	(92)	(7)
Total deferred tax liabilities	$(695)	$(7)
	$—	$—

A full valuation allowance has been established to offset the deferred tax assets as management cannot conclude that realization of such assets is more likely than not. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of March 31, 2022. Until this analysis is completed, the Company has removed the deferred tax assets related to net operating losses from its deferred tax asset schedule. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. The valuation allowance decreased by approximately $1,941,000 and approximately $1,552,000 for the years ended March 31, 2022 and 2021, respectively.

The Company had federal and state net operating loss carryforwards of approximately $203.9 million and $40.5 million, respectively, as of March 31, 2022. Federal net operating loss carryforwards of approximately $60.3 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year subject to revisions made by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The remaining federal net operating losses will begin to expire in 2028, unless previously utilized. The state net operating loss carryforwards (“NOLs”) will begin to expire in 2028, unless previously utilized.

The Company had federal and state research tax credit carryforwards of approximately $4.4 million and $4.1 million at March 31, 2022, respectively. The federal research tax credit carryforwards begin expiring in 2028. The state research tax credit carryforwards do not expire.

The Company did not record any accruals for income tax accounting uncertainties for the year ended March 31, 2022.

The Company did not accrue either interest or penalties from inception through March 31, 2022.

The Company does not expect its unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Company is subject to tax in the United States and in California. As of March 31, 2022, the Company’s tax years from inception are subject to examination by the tax authorities due to the generation of net operating losses. The Company is not currently under examination by any jurisdiction.

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

The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. Because it is in the early commercial stage, the Company’s revenues to date have been derived from a relatively small number of customers and collaborators. However, the Company has not historically experienced any accounts receivable write-downs and management does not believe significant credit risk exists as of March 31, 2022.

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment, and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the years ended March 31, 2022 and 2021, the Company incurred approximately $47,000 and $38,000 in consulting expenses from Viscient, respectively. Additionally, for the years ended March 31, 2022 and 2021, the Company provided approximately $48,000 and $0 of histology services to Viscient, respectively.

Note 11. Defined Contribution Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. During the year ended March 31, 2015, the 401(k) plan was amended (the “Amended Plan”) to include an employer matching provision. Under the terms of the Amended Plan, the Company will make matching contributions on up to the first 6% of compensation contributed by its employees. Amounts expensed under the Company’s 401(k) plan for the years ended March 31, 2022 and 2021 were approximately $25,000 and $39,000, respectively.

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

Note 13. Restructuring

In September 2020, shareholders approved a change to the Company’s operations and executive team, which triggered a “Change of Control” under the Company’s severance plan. As a result, the Company terminated the employment of its executive officers and recorded a restructuring charge of approximately $2.8 million, related to employee severance and benefits costs, of which approximately $2.6 million was paid out during the second quarter of fiscal 2021. The Company paid approximately $30,000 each quarter through the end of fiscal 2022 as part of the severance and benefit obligations.

Restructuring charges were recorded in selling, general and administrative expenses and were comprised of the following (in thousands):

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021
Severance for Involuntary Employee Terminations	$—	$2,808
Total Restructuring Expense	$—	$2,808

The following table summarizes the activity and balances of the restructuring reserve (in thousands):

Severance for Involuntary Employee Terminations
Balance at March 31, 2021	$135
Increase to reserve	$—
Utilization of reserve:
Payments	$(135)
Balance at March 31, 2022	$—

As of March 31, 2022, the restructuring accrual was fully utilized and there is no remaining balance.

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

Our management, under the supervision of our Executive Chairman and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, we used the framework included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year ended March 31, 2022 to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.organovo.com.

Item 11. Executive Compensation.

Information relating to executive compensation will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company’s equity compensation plans by type as of March 31, 2022:

(C)
	(A)		Number of
	Number of		securities available
	securities to be	(B)	for future issuance
	issued upon	Weighted-average	under Equity
	exercise/vesting	exercise price	Compensation Plans
	of outstanding	of outstanding	(excluding securities
	options, warrants,	options, warrants,	reflected in
Plan category	units and rights	units and rights	column (A))
Equity compensation plans approved by security holders (1)	1,169,171 (2)	$7.56	769,768 (3)
Equity compensation plans not approved by security holders (4)	50,000 (5)	$2.75	700,000 (6)

(1)	Includes the 2008 Plan, the 2012 Plan, and the ESPP.
(2)	Includes stock options to purchase 1,153,671 shares of common stock with a per share weighted-average exercise price of $7.56. Also includes 15,500 restricted stock units with no exercise price.
(3)	Includes 59,435 shares of common stock available for purchase under the ESPP as of March 31, 2022.
(4)	Includes the Inducement Award Agreements and the Inducement Plan
(5)	Includes 50,000 stock options with a per share exercise price of $2.75 granted pursuant to the Inducement Plan
(6)	Includes 700,000 shares of common stock reserved for issuance pursuant to the Inducement Plan.

Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a). The following documents have been filed as part of this Annual Report:

1.	Consolidated Financial Statements: The information required by this item is included in Item 8 of Part II of this annual report.
2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended March 31, 2022 and 2021 and have therefore been omitted.
3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this annual report.

(b). The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description

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

3.6

Amendment to Bylaws of Organovo Holdings, Inc., dated September 29, 2021 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 1, 2021).

4.1*	Description of Securities.

10.1+	Organovo, Inc. 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012).

10.2+

Organovo Holdings, Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2021).

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

10.8+

Form of Non-Employee Director Stock Option Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, as filed with the SEC on June 9, 2015).

10.9+

Form of Executive Stock Option Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, as filed with the SEC on June 9, 2015).

10.10+	Organovo Holdings, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2015).

10.11+

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

Exhibit No.	Description

10.13+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Retention Form) under the 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 4, 2016).

10.14+

Form of Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 4, 2016).

10.15+

Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 4, 2016).

10.16+	Organovo Holdings, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2016).

10.17+

Organovo Holdings, Inc. Inducement Award Stock Option Agreement, dated April 24, 2017 (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-217437), as filed with the SEC on April 24, 2017).

10.18+

Organovo Holdings, Inc. Inducement Award Performance-Based Restricted Stock Unit Agreement, dated April 24, 2017 (incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-217437), as filed with the SEC on April 24, 2017).

10.19+

Organovo Holdings, Inc. Inducement Award Stock Option Agreement, dated August 14, 2018 (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-226837), as filed with the SEC on August 14, 2018).

10.20+

Organovo Holdings, Inc. Inducement Award Restricted Stock Unit Agreement, dated August 14, 2018 (incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-226837), as filed with the SEC on August 14, 2018).

10.21+

Consulting Agreement, dated September 15, 2020, by and between Organovo and Multi Dimensional Bio Insight LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2020).

10.22+

Consulting Agreement, dated August 25, 2020, by and between Organovo and Danforth Advisors (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2020).

10.23+

Amendment #5 dated October 4, 2021 to Consulting Agreement dated August 25, 2021 by and between Company and Danforth Advisors LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2021).

10.24+

Offer Letter, dated September 15, 2020, between the Company and Jeffrey N. Miner (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2020).

10.25+

Engagement Agreement, dated July 23, 2020, by and between Organovo and Optima Law Group of San Diego (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2020).

10.26

Lease Agreement dated November 23, 2020, between Organovo Holdings, Inc. and San Diego Inspire 1, LLC (Permanent Lease Agreement 176640186.8) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 25, 2020).

10.27

Amended and Restated Lease Agreement dated November 23, 2020, between Organovo, Inc., as Tenant, and San Diego Inspire 2, LLC, as Landlord, as amended by First Amendment to Amended & Restated Lease, dated November 17, 2021, between San Diego Inspire 2, LLC, as Landlord, and Organovo, Inc., as Tenant (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 19, 2021).

10.28#

Intercompany Agreement, dated December 28, 2020, by and among Organovo Holdings, Inc., Organovo, Inc. and Viscient Biosciences, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 31, 2020).

Exhibit No.	Description

10.29+

Offer Letter, dated December 28, 2020, between the Company and Tom Jurgensen (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 8, 2021).

10.30

Sales Agreement, dated March 16, 2018, by and among Organovo Holdings, Inc., H.C. Wainwright  & Co., LLC and Jones Trading Institutional Services LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.31#	Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021).

10.32#

Form of Stock Option Agreement under the Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-254714), as filed with the SEC on March 25, 2021).

10.33#

Form of Restricted Stock Unit Agreement under the Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-254714), as filed with the SEC on March 25, 2021).

10.34*	Settlement and Patent License Agreement, dated February 22, 2022, by and between Organovo Holdings Inc. and BICO Group AB.

21.1*	Subsidiaries of Organovo Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page hereto).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Designates management contracts and compensation plans.
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

ORGANOVO HOLDINGS, INC.

By:	/s/ Keith Murphy
Keith Murphy
Executive Chairman

Date:	June 10, 2022

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

Signature	Title	Date

/s/ Keith Murphy	Executive Chairman	June 10, 2022
Keith Murphy	(Principal Executive Officer)

/s/ Thomas Hess	Chief Financial Officer	June 10, 2022
Thomas Hess	(Principal Financial and Principal Accounting Officer)

/s/ Adam Stern	Director	June 10, 2022
Adam Stern

/s/ Douglas Cohen	Director	June 10, 2022
Douglas Cohen

/s/ David Gobel	Director	June 10, 2022
David Gobel

/s/ Vaidehi Joshi	Director	June 10, 2022
Vaidehi Joshi

/s/ Alison Milhous	Director	June 10, 2022
Alison Milhous