Form 10-Q
period 2022-06-30
ORGANOVO HOLDINGS, INC.
filed 2022-08-11
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, a total of 8,711,953 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	June 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,568	$28,675
Short-term investments	9,901	—
Investment in equity securities	723	—
Prepaid expenses and other current assets	717	858
Total current assets	26,909	29,533
Fixed assets, net	690	662
Restricted cash	143	143
Operating lease right-of-use assets	2,056	2,153
Prepaid expenses and other assets, net	748	805
Total assets	$30,546	$33,296
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$130	$415
Accrued expenses	670	489
Operating lease liability, current portion	482	479
Total current liabilities	1,282	1,383
Operating lease liability, net of current portion	1,610	1,704
Total liabilities	2,892	3,087
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,711,953 and 8,710,627 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	9	9
Additional paid-in capital	338,600	337,940
Accumulated deficit	(310,954)	(307,739)
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	27,654	30,209
Total Liabilities and Stockholders’ Equity	$30,546	$33,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Operating Expenses
Research and development expenses	$1,020	$580
Selling, general and administrative expenses	2,219	1,979
Total costs and expenses	3,239	2,559
Loss from Operations	(3,239)	(2,559)
Other Income (Expense)
Loss on investment in equity securities	(5)	—
Interest income	31	2
Other income	—	25
Total Other Income	26	27
Income Tax Expense	(2)	—
Net Loss	$(3,215)	$(2,532)
Net loss per common share—basic and diluted	$(0.37)	$(0.29)
Weighted average shares used in computing net loss per common share—basic and diluted	8,710,968	8,696,683
Comprehensive Loss:
Net loss	$(3,215)	$(2,532)
Comprehensive loss	$(3,215)	$(2,532)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2021	8,671	$9	$335,479	—	$(1)	$(296,291)	$39,196
Issuance of common stock from public offering, net	27	—	251	—	—	—	251
Stock-based compensation expense	—	—	415	—	—	—	415
Net loss	—	—	—	—	—	(2,532)	(2,532)
Balance at June 30, 2021 (Unaudited)	8,698	$9	$336,145	—	$(1)	$(298,823)	$37,330

	Three Months Ended June 30, 2022
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2022	8,711	$9	$337,940	—	$(1)	$(307,739)	$30,209
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—
Stock-based compensation	—	—	660	—	—	—	660
Net loss	—	—	—	—	—	(3,215)	(3,215)
Balance at June 30, 2022 (Unaudited)	8,712	$9	$338,600	—	$(1)	$(310,954)	$27,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities
Net loss	$(3,215)	$(2,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment in equity securities	5	—
Interest income on short-term investments	(10)	—
Depreciation and amortization	50	25
Stock-based compensation	660	415
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	194	436
Accounts payable	(285)	296
Accrued expenses	181	(53)
Operating lease right-of-use assets and liabilities, net	6	—
Net cash used in operating activities	(2,414)	(1,413)
Cash Flows From Investing Activities
Purchases of fixed assets	(74)	(194)
Purchases of short-term investments	(9,891)	—
Purchases of equity securities	(728)	—
Net cash used in investing activities	(10,693)	(194)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	251
Net cash provided by financing activities	—	251
Net decrease in cash, cash equivalents, and restricted cash	(13,107)	(1,356)
Cash, cash equivalents, and restricted cash at beginning of period	28,818	37,475
Cash, cash equivalents, and restricted cash at end of period	$15,711	$36,119
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$15,568	$36,008
Restricted cash	143	111
Total cash, cash equivalents, and restricted cash	$15,711	$36,119
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$(2)	$—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at March 31, 2022 is derived from the Company’s audited consolidated balance sheet at that date.

The unaudited condensed consolidated financial statements include the accounts of Organovo and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the Securities and Exchange Commission (“SEC”). Operating results for any interim period are not necessarily indicative of the operating results for any other interim period or the Company’s full fiscal year ending March 31, 2023 (see “Note 1. Description of Business”).

Liquidity

As of June 30, 2022, the Company had cash and cash equivalents of approximately $15.6 million, short-term investments of $9.9 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $311.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $2.4 million during the three months ended June 30, 2022.

Through June 30, 2022, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the three months ended June 30, 2022, the Company issued zero shares of its common stock through its ATM facility.

The Company believes its cash and cash equivalents on hand will be sufficient to meet its financial obligations for at least the next 12 months of operations. As the Company continues to focus its efforts on drug discovery and development, it will need to raise additional capital to implement this business plan. The Company cannot predict with certainty the exact amount or timing for any future capital raises. If required, the Company may seek to raise additional capital through debt or equity financings, or through some other financing arrangement. However, the Company cannot be sure that additional financing will be available if and when needed, or that, if available, it can obtain financing on terms favorable to its stockholders. Any failure to obtain financing when required will have a material adverse effect on the Company’s business, operating results, financial condition and ability to continue as a going concern.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the unaudited condensed consolidated financial statements include those assumed in revenue recognition and the valuation of stock-based compensation expense. On an ongoing basis, management reviews these estimates and assumptions. Though the impact of the COVID-19 pandemic to its business and operating results presents additional uncertainty, the Company continues to use the best information available to inform its significant accounting estimates.

Investments

Short-term investments consist of investments in debt securities, specifically in U.S Treasury bills. Any short-term investments that have original maturities of three months or less are classified as cash equivalents on the Condensed Consolidated Balance Sheet. All short-term investments are classified as held-to-maturity, as the Company has both the positive intent and the ability to hold these securities to maturity. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value. As U.S Treasury bills are risk-free and will be held until they mature, any declines in fair value are considered temporary.

Investments in equity securities consist of investments in the common stock of entities traded in active markets. The Company does not have the ability to exercise significant influence over any entities. Therefore, initial investments are recorded at cost, and are remeasured at fair value as of the balance sheet date. Any gains or losses resulting from the change in fair value is recorded in net income. The investments in equity securities are classified as current assets.

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

As of June 30, 2022, the Company held short-term investments in U.S. Treasury bills. These short-term investments are recorded at amortized cost, which approximates fair value. Please refer to "Note 3. Investments” for further information. As the short-term investments consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

As of June 30, 2022, the Company held investments in equity securities. As the investments in equity securities consist of common stock from active markets, the fair value is measured using level 1 inputs.

The following table presents the activity for investments in equity securities measured at fair value for the three months ended June 30, 2022:

Fair Value Measurements Using Quoted Prices in Active Markets (Level 1)

Investment in Equity Securities (in thousands)
Balance at March 31, 2022	$—
Purchases at cost	728
Loss on investment in equity securities	(5)
Balance at June 30, 2022	$723

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed vesting of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2022 and 2021 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 2.0 million at June 30, 2022 and 1.0 million at June 30, 2021.

Revenue recognition

The Company generates revenues from the licensing of intellectual property.

Licenses

The Company has entered into a license agreement with a company that includes the following:  (i) non-refundable upfront fees and (ii) royalties based on specified percentages of net product sales, if any. At the initiation of the agreement, the Company has analyzed whether it results in a contract with a customer under Topic 606.

The Company has considered a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the Company is a principal vs. agent, whether the elements are distinct performance obligations, whether there are determinable stand-alone prices, and whether any licenses are functional or symbolic. The Company has evaluated each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, non-refundable upfront fees have been considered fixed, while sales-based royalty payments have been identified as variable consideration which must be evaluated to determine if it has been constrained and, therefore, excluded from the transaction price. Please refer to “Note 5: Collaborative Research, Development, and License Agreements” for further information.

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

Note 3. Investments

Short-term investments consist of investments in debt securities, specifically in U.S Treasury bills. There were no unrealized gains or losses recorded on short-term investments for the three months ended June 30, 2022. As of June 30, 2022, the Company held $4.9 million of short-term investments in three month treasury bills (which are included in the $15.6 million of cash and cash equivalents), and $9.9 million of short-term invesmtents in six month treasury bills.

Investments in equity securities consist of investments in the common stock of entities traded in active markets. For the three months ended June 30, 2022, there were $728,000 of equity securities purchased. As of June 30, 2022, the fair value of investment in equity securities was $723,000, resulting in a $5,000 loss on investment in equity securities.

Note 4. Stockholders’ Equity

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

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Research and development	$121	$76
General and administrative	$539	$339
Total	$660	$415

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2022 was approximately $3.8 million and the weighted average period over which these grants are expected to vest is 2.27 years.

The total unrecognized compensation cost related to unvested RSUs (not including performance-based RSUs) as of June 30, 2022 was approximately $0.1 million, which will be recognized over a weighted average period of 2.61 years.

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

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021*
Dividend yield	—	—
Volatility	94.50%	0.00%
Risk-free interest rate	2.97%	0.00%
Expected life of options	6.00 years	0
Weighted average grant date fair value	$2.25	$—

*No awards granted during the three months ended June 30, 2021.

The fair value of each RSU and performance-based RSU is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption is based on U.S. Treasury rates. The expected life is the 6-month purchase period. There were no participants in the ESPP for the current purchase period (beginning March 1, 2022), nor any participants in the ESPP for the comparative period.

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

On March 16, 2018, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, the Company filed a prospectus supplement to the 2021 Shelf (the “ATM Prospectus Supplement”), pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the 2021 Shelf. During the three months ended June 30, 2022, the Company issued zero shares of common stock in ATM offerings under the ATM Prospectus Supplement. As of June 30, 2022, the Company has sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, with gross proceeds of approximately $21.7 million. As of June 30, 2022, there was approximately $100.0 million available for future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $28.3 million available for future offerings through the Company’s ATM program under the ATM Prospectus Supplement.

In March 2021, the Company’s Board of Directors (“Board”) approved the Inducement Plan. The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards.

RSUs

The following table summarizes the Company’s RSUs (not including performance-based RSUs) activity from March 31, 2022 through June 30, 2022:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2022	15,500	$10.58
Granted	—	$—
Vested	(1,370)	$11.11
Cancelled / forfeited	—	$—
Unvested at June 30, 2022	14,130	$10.53

Stock Options

During the three months ended June 30, 2022 under the 2012 Plan, 73,659 stock options were granted at various exercise prices.

On October 7, 2021, the Company granted 30,000 and 7,500 stock options, respectively, to its Executive Chairman and its Chief Scientific Officer under the 2012 Plan. These stock options have unique vesting criteria based on specific Company performance conditions. The vesting criteria relates to the Company closing a seven-figure cash up front deal with a major pharmaceutical company. As of June 30, 2022, management estimated there was a 0% probability of achievement, and therefore no expense has been recorded to date.

The following table summarizes the Company’s stock option activity from March 31, 2022 to June 30, 2022:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2022	1,203,671	$7.36	$71,650
Options granted	73,659	$2.91	$—
Options cancelled / forfeited	—	$—	$—
Options exercised	—	$—	$—
Outstanding at June 30, 2022	1,277,330	$7.11	$—
Vested and Exercisable at June 30, 2022	286,972	$7.65	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at June 30, 2022 was approximately 8.49 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At June 30, 2022, there were 59,435 shares available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at June 30, 2022:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	1,227,330
Common stock reserved under the 2012 Plan	636,674
Common stock reserved under the ESPP	59,435
Common stock reserved under the 2021 Inducement Equity Plan	700,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	14,130
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Total at June 30, 2022	2,687,569

Note 5. Collaborative Research, Development, and License Agreements

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

As part of the License Agreement, BICO Group AB agreed to pay the Company a one-time, nonrefundable upfront fee of $1,500,000. Based on Topic 606, the Company concluded that the performance obligation related to this upfront fee consisted of the Company filing stipulations of dismissal of all legal matters noted above, as well as the Company granting the non-exclusive license of the aforementioned patents within five days of receiving the upfront payment. The conditions of the performance obligation were satisfied, and therefore the Company recognized revenue of $1,500,000 on February 22, 2022, the executed date of the License Agreement.

Additionally, as part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. However, after analyzing all available information, the Company concluded that there are constraints on the estimates of variable consideration because there is a lack of complete and accurate information available. Since the effective date of the License Agreement, BICO Group AB has been unable to timely deliver complete sales reports by product as stipulated in the License Agreement. Therefore, the Company concluded that there is a risk of significant reversal when the uncertainty associated with the variable consideration is resolved. For the three months ended June 30, 2022, the Company recorded no royalty revenue based on sales-based royalties from the License Agreement.

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

The license agreement with the University of Missouri also includes an additional sales royalty of 3% of all revenue received from a sublicensee, when such sublicense is entered pursuant to settlement of litigation. Such revenue shall include, but not be limited to, all option fees, license issue fees (up-front payments), license maintenance fees, equity, and all royalty payments. Such revenue shall not include research funding provided to licensee by sublicensee. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of June 30, 2022, the Company’s legal expenses exceeded royalties owed from the upfont payment related to the License Agreement. Therefore, no royalty expense to the University of Missouri was recorded for the three months ended June 30, 2022. Additionally, as no royalty revenue for sales-based royalties was recorded for the three months ended June 30, 2022, no corresponding royalty expense was recorded. No royalty expense related to sales-based royalties has been recorded to date.

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

In addition to the annual royalties noted above, the University is owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of June 30, 2022, the Company’s legal expenses exceeded royalties owed from the upfont payment related to the License Agreement. Therefore, no royalty expense to Clemson University was recorded for the three months ended June 30, 2022. Additionally, as no royalty revenue for sales-based royalties was recorded for the three months ended June 30, 2022, no corresponding royalty expense was recorded. No royalty expense related to sales-based royalties has been recorded to date.

Note 6. Commitments and Contingencies

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. During the period presented, the Company has not recorded any accrual for loss contingencies associated with any claims or legal proceedings. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Note 7. Leases

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of June 30, 2022 (in thousands):

June 30, 2022
ASSETS
Operating lease right-of-use assets	$2,056
Total lease right-of-use assets	$2,056

LIABILITIES
Current
Operating lease liability	$482
Noncurrent
Operating lease liability, net of current portion	$1,610
Total lease liabilities	$2,092

Weighted average remaining lease term:	4.58 years
Weighted average discount rate:	6%

The Company recorded rent expense of approximately $0 and $12,000 for the three months ended June 30, 2022 and 2021, respectively. Variable lease expense was approximately $41,000 and $9,000 for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, short term lease expense was approximately $0 and $39,000, respectively, Lastly, operating lease expense was approximately $129,000 and $0 for the three months ended June 30, 2022 and 2021, respectively.

Cash flows associated with the Company’s operating lease for the three months ended June 30, 2022 was $122,000.

Future lease payments relating to the Company’s operating lease liabilities as of June 30, 2022, are as follows (in thousands):

Fiscal year ending March 31, 2023	$372
Fiscal year ending March 31, 2024	509
Fiscal year ending March 31, 2025	524
Fiscal year ending March 31, 2026	539
Fiscal year ending March 31, 2027	461
Total future lease payments	2,405
Less: Imputed interest	(313)
Total lease obligations	2,092
Less: Current obligations	(482)
Noncurrent lease obligations	$1,610

Note 8. Concentrations

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash and short-term investments. The Company maintains cash and investment balances at various financial institutions located within the United States. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. Balances may exceed federally insured limits. The Company has not experienced losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents and short-term investments.

Note 9. Related Parties

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three months ended June 30, 2022 and 2021, the Company incurred approximately $0 and $10,000 in consulting expenses from Viscient, respectively. Additionally, for the three months ended June 30, 2022 and 2021, the Company provided approximately $11,000 and $12,000 of histology services to Viscient, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. This management’s discussion and analysis contains forward-looking statements, such as statements related to our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission on June 10, 2022, and discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q, that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Unless the context otherwise requires, the terms “Organovo,” the “Company”, “we”, “us” and “our” in this Quarterly Report on Form 10-Q refer to Organovo Holdings, Inc. and its wholly owned subsidiaries, Organovo, Inc. and Opal Merger Sub, Inc.

Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2022, filed with the SEC on Form 10-K on June 10, 2022, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

There have been no significant changes to our critical accounting policies since March 31, 2022. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 10, 2022.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands, except %):

	Three Months Ended
	June 30,		Increase (decrease)
	2022	2021	$	%
Research and development	$1,020	$580	$440	76%
Selling, general and administrative	$2,219	$1,979	$240	12%
Other income (expense)	$26	$27	$(1)	(4%)

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase
	June 30, 2022	% of total	June 30, 2021	% of total	$	%
Research and development	$863	84%	$484	83%	$379	78%
Non-cash stock-based compensation	121	12%	76	14%	45	59%
Depreciation and amortization	36	4%	20	3%	16	80%
Total research and development expenses	$1,020	100%	$580	100%	$440	76%

For the three months ended June 30, 2022, research and development expenses were $1.0 million, an increase of 76% from the prior year period. The increase year over year directly relates to the increase in headcount and research and development activities. Our average full-time research and development staff increased from an average of five full-time employees for the three months ended June 30, 2021 to an average of fourteen full-time employees for the three months ended June 30, 2022. Research and development activities consisted of $0.5 million in personnel related costs, $0.2 million in lab expenses, $0.2 million in facility costs, and $0.1 million in consulting fees, depreciation, and other miscellaneous expenses. Going forward, we intend to continue to increase headcount and research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	June 30, 2022	% of total	June 30, 2021	% of total	$	%
Selling, general and administrative	$1,666	75%	$1,636	83%	$30	2%
Non-cash stock-based compensation	539	24%	339	17%	200	59%
Depreciation and amortization	14	1%	4	0%	10	250%
Total selling, general and administrative expenses	$2,219	100%	$1,979	100%	$240	12%

For the three months ended June 30, 2022, selling, general and administrative expenses were approximately $2.2 million, an increase of $0.2 million, or approximately 12%, compared to the prior year period. The increase year over year relates to an increase in headcount and operations. Our average full-time general and adminstrative staff increased from an average of four full-time employees for the three months ended June 30, 2021 to an average of five full-time employees for the three months ended June 30, 2022. Our fiscal 2023 operations resulted in a $0.3 million increase in personnel related costs, which was offset by a $0.1 million decrease in general corporate costs.

Other Income (Expense)

Other income (expense) was less than $0.1 million for both of the three months ended June 30, 2022 and 2021.

Financial Condition, Liquidity and Capital Resources

Going forward, we intend to leverage our proprietary technology platform to develop therapeutic drugs. Our initial plan is to focus on IBD, including CD and UC with a goal of broadening our work into additional therapeutic areas over time. In connection with our strategy, we intend to continue to expand our research and development functions to support our screening and drug development efforts.

At June 30, 2022, we had cash and cash equivalents of approximately $15.6 million, short-term investments of $9.9 million, restricted cash of $0.1 million and an accumulated deficit of $311.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of $2.4 million during the three months ended June 30, 2022. At March 31, 2022, we had cash and cash equivalents of approximately $28.7 million, restricted cash of $0.1 million and an accumulated deficit of $307.7 million.

At June 30, 2022, we had total current assets of approximately $26.9 million and current liabilities of approximately $1.3 million, resulting in working capital of $25.6 million. At March 31, 2022, we had total current assets of approximately $29.5 million and current liabilities of approximately $1.4 million, resulting in working capital of $28.1 million.

The following table summarizes the primary sources and uses of cash for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(2,414)	$(1,413)
Investing activities	(10,693)	(194)
Financing activities	—	251
Net decrease in cash, cash equivalents, and restricted cash	$(13,107)	$(1,356)

Operating activities

Net cash used in operating activities for the three months ended June 30, 2022 was approximately $2.4 million as compared to $1.4 million used in operating activities for the three months ended June 30, 2021. This $1.0 million increase in operating cash usage can be attributed primarily to the increase in research and development activities.

Investing activities

Net cash used in investing activities was $10.7 million for the three months ended June 30, 2022. Investing activities consisted of the purchase of short-term investments of $9.9 million, the purchase of equity securities of $0.7 million, and fixed asset purchases of $0.1 million. Net cash used by investing activities, consisting primarily of fixed asset purchases, was $0.2 million for the three months ended June 30, 2021.

Financing activities

There was no cash financing activities during the three months ended June 30, 2022. Net cash provided by financing activities, consisting of the sale of common stock through at-the-market (“ATM”) offerings, was $0.3 million during the three months ended June 30, 2021.

Operations funding requirements

Through June 30, 2022, we have financed our operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and ATM offerings, and through revenue derived from products and research service-based agreements, collaborative agreements, licenses, and grants.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2023 will be between $10.0 million and $12.0 million. Based on our current operating plan and available cash resources, we believe we have sufficient resources to fund our business for at least the next twelve months.

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

On March 16, 2018, we entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, we filed a prospectus supplement to the 2021 Shelf (the “ATM Prospectus Supplement”), pursuant to which we could offer and sell, from time to time through the Agents, shares of our common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold are issued pursuant to our 2021 Shelf.

During the three months ended June 30, 2022, we sold no shares of common stock in ATM offerings. As of June 30, 2022, we have sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, for gross proceeds of approximately $21.7 million. As of June 30, 2022, there was approximately $100.0 million available in future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through our ATM program under the ATM Prospectus Supplement.

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

As of June 30, 2022, we had 8,711,953 total issued and outstanding shares of common stock.

The 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 2,327,699 shares of our common stock, of which 636,674 shares remain available for issuance as of June 30, 2022, to executive officers, directors, advisory board members, employees and consultants. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan (“ESPP”), of which 59,435 shares remain available for future issuance as of June 30, 2022. Finally, 750,000 shares of common stock have been reserved for issuances under our 2021 Inducement Equity Incentive Plan, of which 700,000 remain available for future issuance as of June 30, 2022. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2012 Equity Incentive Plan, the 2021 Inducement Equity Incentive Plan, and the ESPP total 11,399,522 shares of common stock as of June 30, 2022.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for a discussion of our legal proceedings and contingencies.

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

Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 10, 2022.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

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

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Moreover, we have the ability to sell up to $28.3 million of additional shares of our common stock to the public through an “at the market” offering pursuant to an ATM Prospectus Supplement filed on January 29, 2021, as well as a Sales Agreement that we entered into with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC on March 16, 2018. Any shares of common stock issued in the at-the-market offering will result in dilution to our existing stockholders.

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

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs of raw materials. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business, financial performance and financial condition.

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

We have generated operating losses each year since we began operations, including $3.2 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $311.0 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of June 30, 2022, there were an aggregate of 11,399,522 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,628,134 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 59,435 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state or federal court located in the State of Delaware) shall, to the fullest extent permitted by law,  be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or stockholder of the Company to the Company or the Company’s stockholder; (iii) any direct action asserting a claim against us or any of our directors or officers pursuant to any of the provisions of the DGCL, our Certificate of Incorporation or our Bylaws; (iv) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. However, our Bylaws do not relieve us of our duties to comply with federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. Our Bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to this choice of forum provision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended June 30, 2022:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)
April 1, 2022 - April 30, 2022	—		$—
May 1, 2022 - May 31, 2022	44	(1)	$2.56
June 1, 2022 - June 30, 2022	—		$—
Total	44		$2.56

(1)	Represents shares of our common stock withheld from employees for the payment of taxes.

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

ORGANOVO HOLDINGS, INC.

Date: August 11, 2022	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman

Date: August 11, 2022	By:	/s/ Thomas Hess
	Name:	Thomas Hess
	Title:	Chief Financial Officer (Principal Financial Officer)