Form 10-Q
period 2022-09-30
ORGANOVO HOLDINGS, INC.
filed 2022-11-10
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, a total of 8,713,268 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,265	$28,675
Short-term investments	9,955	—
Investment in equity securities	618	—
Prepaid expenses and other current assets	519	858
Total current assets	24,357	29,533
Fixed assets, net	758	662
Restricted cash	143	143
Operating lease right-of-use assets	1,958	2,153
Prepaid expenses and other assets, net	694	805
Total assets	$27,910	$33,296
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$441	$415
Accrued expenses	462	489
Operating lease liability, current portion	486	479
Total current liabilities	1,389	1,383
Operating lease liability, net of current portion	1,515	1,704
Total liabilities	2,904	3,087
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,713,268 and 8,710,627 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	9	9
Additional paid-in capital	339,273	337,940
Accumulated deficit	(314,275)	(307,739)
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	25,006	30,209
Total Liabilities and Stockholders’ Equity	$27,910	$33,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
Royalty revenue	$77	$—	$77	$—
Total Revenues
Research and development expenses	1,231	679	2,251	1,259
Selling, general and administrative expenses	2,200	2,828	4,419	4,807
Total costs and expenses	3,431	3,507	6,670	6,066
Loss from Operations	(3,354)	(3,507)	(6,593)	(6,066)
Other Income (Expense)
Loss on investment in equity securities	(70)	—	(75)	—
Interest income	103	2	134	4
Other income	—	—	—	25
Total Other Income	33	2	59	29
Income Tax Expense	—	—	(2)	—
Net Loss	$(3,321)	$(3,505)	$(6,536)	$(6,037)
Net loss per common share—basic and diluted	$(0.38)	$(0.40)	$(0.75)	$(0.69)
Weighted average shares used in computing net loss per common share—basic and diluted	8,712,284	8,705,327	8,711,630	8,701,029
Comprehensive Loss:
Net loss	$(3,321)	$(3,505)	$(6,536)	$(6,037)
Comprehensive loss	$(3,321)	$(3,505)	$(6,536)	$(6,037)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Six Months Ended September 30, 2021
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2021	8,671	$9	$335,479	—	$(1)	$(296,291)	$39,196
Issuance of common stock from public offering, net	27	—	251	—	—	—	251
Stock-based compensation expense	—	—	415	—	—	—	415
Net loss	—	—	—	—	—	(2,532)	(2,532)
Balance at June 30, 2021 (Unaudited)	8,698	$9	$336,145	—	$(1)	$(298,823)	$37,330
Issuance of common stock under employee and director stock option, RSU, and purchase plans	7	—	(45)	—	—	—	(45)
Stock-based compensation expense	—	—	426	—	—	—	426
Net loss	—	—	—	—	—	(3,505)	(3,505)
Balance at September 30, 2021 (Unaudited)	8,705	$9	$336,526	—	$(1)	$(302,328)	$34,206

	Three and Six Months Ended September 30, 2022
			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2022	8,711	$9	$337,940	—	$(1)	$(307,739)	$30,209
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—
Stock-based compensation	—	—	660	—	—	—	660
Net loss	—	—	—	—	—	(3,215)	(3,215)
Balance at June 30, 2022 (Unaudited)	8,712	$9	$338,600	—	$(1)	$(310,954)	$27,654
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—
Stock-based compensation	—	—	673	—	—	—	673
Net loss	—	—	—	—	—	(3,321)	(3,321)
Balance at September 30, 2022 (Unaudited)	8,713	$9	$339,273	—	$(1)	$(314,275)	$25,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021
Cash Flows From Operating Activities
Net loss	$(6,536)	$(6,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment in equity securities	75	—
Accretion on short-term investments	(62)	—
Depreciation and amortization	104	59
Stock-based compensation	1,333	841
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	443	627
Accounts payable	26	677
Accrued expenses	(27)	277
Operating lease right-of-use assets and liabilities, net	13	—
Net cash used in operating activities	(4,631)	(3,556)
Cash Flows From Investing Activities
Purchases of fixed assets	(193)	(223)
Purchases of short-term investments	(9,893)	—
Purchases of equity securities	(1,061)	—
Sales of equity securities	368	—
Net cash used in investing activities	(10,779)	(223)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	251
Employee taxes paid related to net share settlement of equity awards	—	(45)
Net cash provided by financing activities	—	206
Net decrease in cash, cash equivalents, and restricted cash	(15,410)	(3,573)
Cash, cash equivalents, and restricted cash at beginning of period	28,818	37,475
Cash, cash equivalents, and restricted cash at end of period	$13,408	$33,902
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$13,265	$33,791
Restricted cash	143	111
Total cash, cash equivalents, and restricted cash	$13,408	$33,902
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$(2)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Nature of Operations

Organovo Holdings, Inc. (“Organovo Holdings,” “Organovo,” and the “Company”) is an early-stage biotechnology company that focuses on building high fidelity, 3D tissues that recapitulate key aspects of human disease. The Company uses these models to identify gene targets responsible for driving the disease and intends to initiate drug discovery programs around these validated targets. The Company is initially focusing on the intestine and has ongoing 3D tissue development efforts in ulcerative colitis (“UC”) and Crohn’s disease (“CD”). Recently, the Company announced that it has successfully advanced its first inflammatory bowel disease (“IBD”) model to the next step of target discovery and validation for CD. The Company intends to add additional tissues/diseases/targets to its portfolio over time. In line with these plans, the Company is building upon both its external and in house scientific expertise, which will be essential to its drug development effort.

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

The majority of the Company’s current focus is in IBD, including CD and UC. The Company is creating high fidelity disease models, leveraging its prior work including the work found in its peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.) The Company’s current understanding of intestinal tissue models and IBD disease models leads it to believe that it can create models that provide greater insight into the biology of these diseases than are generally currently available. Using these disease models, the Company has identified and validated novel therapeutic targets and is actively focused on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these novel drug candidates towards an Investigational New Drug (“IND”) filing and potential future clinical trials.

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

The extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rise of vaccine-resistant variants, the duration of the outbreak, and any travel bans and restrictions or other limitations that may be imposed in the future. In particular, the continued coronavirus pandemic could adversely impact various aspects of the Company’s operations, including among others, the ability to raise additional capital, the timing and ability to pursue the Company’s strategy, given the impact the pandemic may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners, and the ability to advance its research and development activities and pursue development of its pipeline products, each of which could have an adverse impact on the Company’s business and financial results. Company employees and consultants have returned to working at the office and lab when necessary. The Company has developed guidelines and protocols to handle exposures and infections to keep disruptions to operations to a minimum.

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

Liquidity

As of September 30, 2022, the Company had cash and cash equivalents of approximately $13.3 million, short-term investments of $10.0 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $314.3 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $4.6 million during the six months ended September 30, 2022.

Through September 30, 2022, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the three and six months ended September 30, 2022, the Company issued zero shares of its common stock through its ATM facility.

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

Investments

Short-term investments consist of investments in debt securities, specifically in U.S. Treasury bills. Any short-term investments that have original maturities of three months or less are classified as cash equivalents on the Condensed Consolidated Balance Sheet. All short-term investments are classified as held-to-maturity, as the Company has both the positive intent and the ability to hold these securities to maturity. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value. As U.S. Treasury bills are risk-free and will be held until they mature, any declines in fair value are considered temporary.

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

As of September 30, 2022, the Company held short-term investments in U.S. Treasury bills. These short-term investments are recorded at amortized cost, which approximates fair value. Please refer to "Note 3. Investments” for further information. As the short-term investments consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

As of September 30, 2022, the Company held investments in equity securities. As the investments in equity securities consist of common stock from active markets, the fair value is measured using level 1 inputs.

The following table presents the activity for investments in equity securities measured at fair value for the six months ended September 30, 2022:

Fair Value Measurements Using Quoted Prices in Active Markets (Level 1)

Investment in Equity Securities (in thousands)
Balance at March 31, 2022	$—
Purchases at cost	1,061
Sales	(368)
Loss on investment in equity securities	(75)
Balance at September 30, 2022	$618

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed vesting of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and six months ended September 30, 2022 and 2021 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 1.4 million at September 30, 2022 and 0.7 million at September 30, 2021.

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

Note 3. Investments

Short-term investments consist of investments in debt securities, specifically in U.S. Treasury bills. There were no unrealized gains or losses recorded on short-term investments for the three and six months ended September 30, 2022. As of September 30, 2022, the Company held $10.0 million of short-term investments in six month treasury bills. For the three and six months ended September 30, 2022, there was less than $0.1 million of interest income related to the short-term investments.

Investments in equity securities consist of investments in the common stock of entities traded in active markets. For the six months ended September 30, 2022, there was $1.1 million of equity securities purchased, and $0.4 million of equity securities sold. As of September 30, 2022, the fair value of investment in equity securities was $0.6 million, resulting in a $0.1 million unrealized loss on investment in equity securities.

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

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Research and development	$125	$80	$246	$156
General and administrative	$548	$346	$1,087	$685
Total	$673	$426	$1,333	$841

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2022 was approximately $3.4 million and the weighted average period over which these grants are expected to vest is 2.3 years.

The total unrecognized compensation cost related to unvested RSUs (not including performance-based RSUs) as of September 30, 2022 was approximately $0.1 million, which will be recognized over a weighted average period of 2.38 years.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Dividend yield	—	—	—	—
Volatility	95.93%	116.83%	95.41%	116.83%
Risk-free interest rate	3.30%	0.73%	3.18%	0.73%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$1.85	$6.52	$1.99	$6.52

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021*	September 30, 2022	September 30, 2021*
Dividend yield	—	—	—	—
Volatility	86.58%	0.00%	86.58%	0.00%
Risk-free interest rate	3.34%	0.00%	3.34%	0.00%
Expected term	6 months	—	6 months	—
Grant date fair value	$0.82	$—	$0.82	$—

*There were no participants in the ESPP for the purchase periods beginning March 1, 2021 or September 1, 2021.

The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption is based on U.S. Treasury rates. The expected life is the 6-month purchase period. There was one participant in the ESPP for the current purchase period (beginning September 1, 2022).

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

On March 16, 2018, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, the Company filed a prospectus supplement to the 2021 Shelf (the “ATM Prospectus Supplement”), pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the 2021 Shelf. During the three and six months ended September 30, 2022, the Company issued zero shares of common stock in ATM offerings under the ATM Prospectus Supplement. As of September 30, 2022, the Company has sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, with gross proceeds of approximately $21.7 million. As of September 30, 2022, there was approximately $100.0 million available for future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $28.3 million available for future offerings through the Company’s ATM program under the ATM Prospectus Supplement.

In March 2021, the Company’s Board of Directors (“Board”) approved the Inducement Plan. The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards.

RSUs

The following table summarizes the Company’s RSUs (not including performance-based RSUs) activity from March 31, 2022 through September 30, 2022:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2022	15,500	$10.58
Granted	—	$—
Vested	(2,726)	$11.07
Cancelled / forfeited	—	$—
Unvested at September 30, 2022	12,774	$10.47

Stock Options

During the three and six months ended September 30, 2022 under the 2012 Plan, 126,262 and 199,921 stock options were granted at various exercise prices, respectively.

On October 7, 2021, the Company granted 30,000 and 7,500 stock options, respectively, to its Executive Chairman and its Chief Scientific Officer under the 2012 Plan. These stock options have unique vesting criteria based on specific Company performance conditions. The vesting criteria relates to the Company closing a seven-figure cash up front deal with a major pharmaceutical company. As of September 30, 2022, management estimated there was a 0% probability of achievement, and therefore no expense has been recorded to date.

The following table summarizes the Company’s stock option activity from March 31, 2022 to September 30, 2022:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2022	1,203,671	$7.36	$71,650
Options granted	199,921	$2.56	$—
Options cancelled / forfeited	—	$—	$—
Options exercised	—	$—	$—
Outstanding at September 30, 2022	1,403,592	$6.68	$1,503
Vested and Exercisable at September 30, 2022	339,232	$7.57	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at September 30, 2022 was approximately 8.27 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At September 30, 2022, there were 59,435 shares available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at September 30, 2022:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	1,353,592
Common stock reserved under the 2012 Plan	510,412
Common stock reserved under the ESPP	59,435
Common stock reserved under the 2021 Inducement Equity Plan	700,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	12,774
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Total at September 30, 2022	2,686,213

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

Additionally, as part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. For the three and six months ended September 30, 2022, the Company recorded $77,000 royalty revenue based on sales-based royalties from the License Agreement. This recognized revenue is related to sales-based royalties earned from February 22, 2022 through June 30, 2022.

There is an additional performance obligation for sales-based royalties occurring from July 1, 2022 to September 30, 2022. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. However, after analyzing all available information, the Company concluded that there are constraints on the estimates of variable consideration because there is a lack of complete and accurate information available. BICO Group AB has been unable to timely deliver complete sales reports by product as stipulated in the License Agreement. Therefore, the Company concluded that there is a risk of significant reversal when the uncertainty associated with the variable consideration is resolved. As a result, no revenue is recognized related to this performance obligation for the three months ended September 30, 2022.

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

The license agreement with the University of Missouri also includes an additional sales royalty of 3% of all revenue received from a sublicensee, when such sublicense is entered pursuant to settlement of litigation. Such revenue shall include, but not be limited to, all option fees, license issue fees (up-front payments), license maintenance fees, equity, and all royalty payments. Such revenue shall not include research funding provided to licensee by sublicensee. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of September 30, 2022, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the License Agreement. Therefore, no royalty expense to the University of Missouri was recorded for the six months ended September 30, 2022. No royalty expense related to sales-based royalties has been recorded to date.

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

In addition to the annual royalties noted above, the University is owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of September 30, 2022, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the License Agreement. Therefore, no royalty expense to Clemson University was recorded for the six months ended September 30, 2022. No royalty expense related to sales-based royalties has been recorded to date.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of September 30, 2022 (in thousands):

September 30, 2022
ASSETS
Operating lease right-of-use assets	$1,958
Total lease right-of-use assets	$1,958

LIABILITIES
Current
Operating lease liability	$486
Noncurrent
Operating lease liability, net of current portion	$1,515
Total lease liabilities	$2,001

Weighted average remaining lease term:	4.33 years
Weighted average discount rate:	6%

The Company recorded no rent expense for the three and six months ended September 30, 2022, respectively, and approximately $5,000 and $18,000 for the three and six months ended September 30, 2021, respectively. Variable lease expense was approximately $41,000 and $76,000 for the three and six months ended September 30, 2022, respectively, and approximately $9,000 and $18,000 for the three and six months ended September 30, 2021, respectively. For the three and six months ended September 30, 2022, short term lease expense was $0, respectively, and approximately $39,000 and $78,000 for the three and six months ended September 30, 2021, respectively. Lastly, operating lease expense was approximately $129,000 and $258,000 for the three and six months ended September 30, 2022, respectively, and $0 for the three and six months ended September 30, 2021.

Cash flows associated with the Company’s operating lease for the three and six months ended September 30, 2022 was approximately $122,000 and $245,000, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of September 30, 2022, are as follows (in thousands):

Fiscal year ending March 31, 2023	$250
Fiscal year ending March 31, 2024	509
Fiscal year ending March 31, 2025	524
Fiscal year ending March 31, 2026	539
Fiscal year ending March 31, 2027	461
Total future lease payments	2,283
Less: Imputed interest	(282)
Total lease obligations	2,001
Less: Current obligations	(486)
Noncurrent lease obligations	$1,515

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three and six months ended September 30, 2022, the Company incurred no consulting expenses from Viscient. Additionally, for the three and six months ended September 30, 2022, the Company provided approximately $16,000 and $27,000 of histology services to Viscient, respectively.

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

Overview

We are an early-stage biotechnology company that is focusing on building high fidelity, 3D tissues that recapitulate key aspects of human disease. We use these models to identify gene targets responsible for driving the disease and intend to initiate drug discovery programs around these validated targets. We are initially focusing on the intestine and have ongoing 3D tissue development efforts in ulcerative colitis (“UC”) and Crohn’s disease (“CD”). Recently, we announced that we have successfully advanced our first inflammatory bowel disease (“IBD”) model to the next step of target discovery and validation for CD. We intend to add additional tissues/diseases/targets to our portfolio over time. In line with these plans, we are building upon both our external and in-house scientific expertise, which will be essential to our drug development effort.

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

The majority of our current focus is on IBD, including CD and UC. We are creating high fidelity disease models, leveraging our prior work including the work found in our peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.)  Our current understanding of intestinal tissue models and IBD disease models leads us to believe that we can create models that provide greater insight into the biology of these diseases than are generally currently available. Using these disease models, we have identified and validated novel therapeutic targets and we are actively focused on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these drug candidates towards an

Investigational New Drug (“IND”) filing and potential future clinical trials. We may also form partnerships around the development of targets or therapeutics for the treatment of IBD.

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

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rise of vaccine-resistant variants, the duration of the outbreak, and any travel bans, restrictions or other limitations that may be imposed in the future. In particular, the continued COVID-19 pandemic could adversely impact various aspects of our operations, including among others, our ability to raise additional capital, the timing and ability to pursue our revised strategy, given the impact the pandemic may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of potential strategic partners and the ability to advance our research and development activities and pursue development of our pipeline products each of which could have an adverse impact on our business and our financial results. Our employees and consultants have returned to working at our office and lab when necessary. We have developed guidelines and protocols to handle exposures and infections intended to keep disruptions to operations to a minimum.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands, except %):

	Three Months Ended
	September 30,		Increase (decrease)
	2022	2021	$	%
Revenues	$77	$—	$77	100%
Research and development	$1,231	$679	$552	81%
Selling, general and administrative	$2,200	$2,828	$(628)	(22%)
Other income (expense)	$33	$2	$31	1,550%

Revenues

For the three months ended September 30, 2022, total revenue was less than $0.1 million, an increase of 100% from the three months ended September 30, 2021. The increase in revenue is related to sales-based royalties from licensing intellectual property.

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase
	September 30, 2022	% of total	September 30, 2021	% of total	$	%
Research and development	$1,066	87%	$569	84%	$497	87%
Non-cash stock-based compensation	125	10%	80	12%	45	56%
Depreciation and amortization	40	3%	30	4%	10	33%
Total research and development expenses	$1,231	100%	$679	100%	$552	81%

For the three months ended September 30, 2022, research and development expenses were $1.2 million, an increase of $0.5 million, or approximately 81% from the prior year period. The increase year over year directly relates to the increase in headcount and research and development activities. Our average full-time research and development staff increased from an average of eight full-time employees for the three months ended September 30, 2021 to an average of fifteen full-time employees for the three months ended September 30, 2022. Our fiscal 2023 operations resulted in a $0.2 million increase in personnel related costs, a $0.2 million increase in lab expenses, and a $0.1 million increase in facility costs. Going forward, we intend to continue to increase headcount and research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	September 30, 2022	% of total	September 30, 2021	% of total	$	%
Selling, general and administrative	$1,637	74%	$2,478	88%	$(841)	(34%)
Non-cash stock-based compensation	548	25%	345	12%	203	59%
Depreciation and amortization	15	1%	5	0%	10	200%
Total selling, general and administrative expenses	$2,200	100%	$2,828	100%	$(628)	(22%)

For the three months ended September 30, 2022, selling, general and administrative expenses were approximately $2.2 million, a decrease of $0.6 million, or approximately 22%, compared to the prior year period. The decrease year over year relates to a decrease in legal expenses, resulting from settling litigation that occurred in fiscal 2022. Our average full-time general and administrative staff increased from an average of four full-time employees for the three months ended September 30, 2021 to an average of five full-time employees for the three months ended September 30, 2022. Our fiscal 2023 operations resulted in a $0.3 million increase in personnel related costs, and a $0.1 million increase in consulting costs, which was offset by a $1.0 million decrease in legal and general corporate costs.

Other Income (Expense)

Other income (expense) was less than $0.1 million for both of the three months ended September 30, 2022 and 2021.

Comparison of the six months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended September 30, 2022 and 2021 (in thousands, except %):

	Six Months Ended
	September 30,		Increase (decrease)
	2022	2021	$	%
Revenues	$77	$—	$77	100%
Research and development	$2,251	$1,259	$992	79%
Selling, general and administrative	$4,419	$4,807	$(388)	(8%)
Other income	$59	$29	$30	103%

Revenues

For the six months ended September 30, 2022, total revenue was less than $0.1 million, an increase of 100% from the six months ended September 30, 2021. The increase in revenue is related to sales-based royalties from licensing intellectual property.

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended September 30, 2022 and 2021 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2022	% of total	September 30, 2021	% of total	$	%
Research and development	$1,929	86%	$1,053	84%	$876	83%
Non-cash stock-based compensation	247	11%	156	12%	91	58%
Depreciation and amortization	75	3%	50	4%	25	50%
Total research and development expenses	$2,251	100%	$1,259	100%	$992	79%

For the six months ended September 30, 2022, research and development expenses were $2.3 million, an increase of $1.0 million, or 79% from the prior year period. Our average full-time research and development staff increased from an average of seven full-time employees for the six months ended September 30, 2021 to an average of fourteen full-time employees for the six months ended September 30, 2022. Our fiscal 2023 research and development activities resulted in a $0.4 million increase in personnel related costs, a $0.3 million increase in lab expenses, and a $0.3 million increase in facility costs. Going forward, we intend to continue to increase headcount and research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended September 30, 2022 and 2021 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2022	% of total	September 30, 2021	% of total	$	%
Selling, general and administrative	$3,303	74%	$4,114	86%	$(811)	(20%)
Non-cash stock-based compensation	1,087	25%	684	14%	403	59%
Depreciation and amortization	29	1%	9	0%	20	222%
Total selling, general and administrative expenses	$4,419	100%	$4,807	100%	$(388)	(8%)

For the six months ended September 30, 2022, selling, general and administrative expenses were approximately $4.4 million, a decrease of $0.4 million, or approximately 8%, compared to the prior year period. The decrease year over year mostly relates to a decrease in legal expenses, resulting from settling litigation that occurred in fiscal 2022. During the six months ended September 30, 2021, we had an average of four full-time employees, compared to an average of five full-time employees for the six months ended September 30, 2022. Our fiscal 2023 operations resulted in a $0.5 million increase in personnel related costs, a $0.1 million increase in depreciation, amortization and other miscellaneous expenses, and a $0.1 million increase in consulting costs, which was offset by a $1.1 million decrease in legal and general corporate costs.

Other Income (Expense)

Other income was less than $0.1 million for both of the six months ended September 30, 2022 and 2021.

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

At September 30, 2022, we had cash and cash equivalents of approximately $13.3 million, short-term investments of $10.0 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $314.3 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $4.6 million during the six months ended September 30, 2022. At March 31, 2022, we had cash and cash equivalents of approximately $28.7 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $307.7 million.

At September 30, 2022, we had total current assets of approximately $24.4 million and current liabilities of approximately $1.4 million, resulting in working capital of $23.0 million. At March 31, 2022, we had total current assets of approximately $29.5 million and current liabilities of approximately $1.4 million, resulting in working capital of $28.1 million.

The following table summarizes the primary sources and uses of cash for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(4,631)	$(3,556)
Investing activities	(10,779)	(223)
Financing activities	—	206
Net decrease in cash, cash equivalents, and restricted cash	$(15,410)	$(3,573)

Operating activities

Net cash used in operating activities for the six months ended September 30, 2022 was approximately $4.6 million as compared to $3.6 million used in operating activities for the six months ended September 30, 2021. This $1.0 million increase in operating cash usage can be attributed primarily to the increase in research and development activities.

Investing activities

Net cash used in investing activities was $10.8 million for the six months ended September 30, 2022. Investing activities consisted of the purchase of short-term investments of $9.9 million, the purchase of equity securities of $1.1 million, the sales of equity securities of $0.4 million, and fixed asset purchases of $0.2 million. Net cash used by investing activities, consisting of fixed asset purchases, was $0.2 million for the six months ended September 30, 2021.

Financing activities

There was no cash financing activities during the six months ended September 30, 2022. Net cash provided by financing activities, consisting of the sale of common stock through at-the-market (“ATM”) offerings, was $0.2 million during the six months ended September 30, 2021.

Operations funding requirements

Through September 30, 2022, we have financed our operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and ATM offerings, and through revenue derived from products and research service-based agreements, collaborative agreements, licenses, and grants.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2023 will be between $12.0 million and $14.0 million. Based on our current operating plan and available cash resources, we believe we have sufficient resources to fund our business for at least the next twelve months.

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

During the six months ended September 30, 2022, we sold no shares of common stock in ATM offerings. As of September 30, 2022, we have sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, for gross proceeds of approximately $21.7 million. As of September 30, 2022, there was approximately $100.0 million available in future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through our ATM program under the ATM Prospectus Supplement.

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

As of September 30, 2022, we had 8,713,268 total issued and outstanding shares of common stock.

The 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 2,327,699 shares of our common stock, of which 510,412 shares remain available for issuance as of September 30, 2022, to executive officers, directors, advisory board members, employees and consultants. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan (“ESPP”), of which 59,435 shares remain available for future issuance as of September 30, 2022. Finally, 750,000 shares of common stock have been reserved for issuances under our 2021 Inducement Equity Incentive Plan, of which 700,000 remain available for future issuance as of September 30, 2022. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2012 Equity Incentive Plan, the 2021 Inducement Equity Incentive Plan, and the ESPP total 11,399,481 shares of common stock as of September 30, 2022.

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

We have generated operating losses each year since we began operations, including $6.6 million and $6.1 million for the six months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $314.3 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Jeffrey N. Miner, our Chief Scientific Officer, is a co-founder, the Chief Scientific Officer and a significant stockholder of Viscient. In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We use certain Viscient-owned facilities and equipment and allow Viscient to use certain of our facilities and equipment. During fiscal 2022 and 2023, we provided services to Viscient, and Viscient has previously purchased primary human cell-based products from our former subsidiary, Samsara Sciences, Inc. We expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of September 30, 2022, there were an aggregate of 11,399,481 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,626,778 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 59,435 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended September 30, 2022:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)
July 1, 2022 - July 31, 2022	—		$—
August 1, 2022 - August 31, 2022	41	(1)	$3.04
September 1, 2022 - September 30, 2022	—		$—
Total	41		$3.04

(1)	Represents shares of our common stock withheld from employees for the payment of taxes.

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

ORGANOVO HOLDINGS, INC.

Date: November 10, 2022	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman

Date: November 10, 2022	By:	/s/ Thomas Hess
	Name:	Thomas Hess
	Title:	Chief Financial Officer (Principal Financial Officer)