Form 10-Q
period 2022-12-31
ORGANOVO HOLDINGS, INC.
filed 2023-02-09
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 1, 2023, a total of 8,714,590 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	December 31, 2022	March 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$20,196	$28,675
Accounts receivable	76	—
Investment in equity securities	554	—
Prepaid expenses and other current assets	788	858
Total current assets	21,614	29,533
Fixed assets, net	742	662
Restricted cash	143	143
Operating lease right-of-use assets	1,803	2,153
Prepaid expenses and other assets, net	777	805
Total assets	$25,079	$33,296
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$242	$415
Accrued expenses	646	489
Operating lease liability, current portion	488	479
Total current liabilities	1,376	1,383
Operating lease liability, net of current portion	1,414	1,704
Total liabilities	2,790	3,087
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,714,590 and 8,710,627 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	9	9
Additional paid-in capital	339,817	337,940
Accumulated deficit	(317,539)	(307,739)
Accumulated other comprehensive income	3	—
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	22,289	30,209
Total Liabilities and Stockholders’ Equity	$25,079	$33,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenues
Royalty revenue	$131	$—	$208	$—
Total Revenues
Research and development expenses	1,185	926	3,436	2,185
Selling, general and administrative expenses	2,305	2,574	6,724	7,381
Total costs and expenses	3,490	3,500	10,160	9,566
Loss from Operations	(3,359)	(3,500)	(9,952)	(9,566)
Other Income (Expense)
Loss on investment in equity securities	(48)	—	(123)	—
Interest income	143	2	277	6
Other income	—	—	—	25
Total Other Income	95	2	154	31
Income Tax Expense	—	(2)	(2)	(2)
Net Loss	$(3,264)	$(3,500)	$(9,800)	$(9,537)
Other comprehensive loss:
Unrealized gain on available-for-sale debt securities	3	—	3	—
Comprehensive loss	$(3,261)	$(3,500)	$(9,797)	$(9,537)
Net loss per common share—basic and diluted	$(0.37)	$(0.40)	$(1.13)	$(1.10)
Weighted average shares used in computing net loss per common share—basic and diluted	8,713,617	8,705,503	8,712,294	8,702,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Nine Months Ended December 31, 2021

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2021	8,671	$9	$335,479	—	$(1)	$(296,291)	$—	$39,196
Issuance of common stock from public offering, net	27	—	251	—	—	—	—	251
Stock-based compensation expense	—	—	415	—	—	—	—	415
Net loss	—	—	—	—	—	(2,532)	—	(2,532)
Balance at June 30, 2021 (Unaudited)	8,698	$9	$336,145	—	$(1)	$(298,823)	$—	$37,330
Issuance of common stock under employee and director stock option, RSU, and purchase plans	7	—	(45)	—	—	—	—	(45)
Stock-based compensation expense	—	—	426	—	—	—	—	426
Net loss	—	—	—	—	—	(3,505)	—	(3,505)
Balance at September 30, 2021 (Unaudited)	8,705	$9	$336,526	—	$(1)	$(302,328)	$—	$34,206
Issuance of common stock under employee and director stock option, RSU, and purchase plans	—	—	(1)	—	—	—	—	(1)
Stock-based compensation expense	—	—	588	—	—	—	—	588
Net loss	—	—	—	—	—	(3,500)	—	(3,500)
Balance at December 31, 2021 (Unaudited)	8,705	$9	$337,113	—	$(1)	$(305,828)	$—	$31,293

	Three and Nine Months Ended December 31, 2022

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2022	8,711	$9	$337,940	—	$(1)	$(307,739)	$—	$30,209
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	660	—	—	—	—	660
Net loss	—	—	—	—	—	(3,215)	—	(3,215)
Balance at June 30, 2022 (Unaudited)	8,712	$9	$338,600	—	$(1)	$(310,954)	$—	$27,654
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	673	—	—	—	—	673
Net loss	—	—	—	—	—	(3,321)	—	(3,321)
Balance at September 30, 2022 (Unaudited)	8,713	$9	$339,273	—	$(1)	$(314,275)	$—	$25,006
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	544	—	—	—	—	544
Net loss	—	—	—	—	—	(3,264)	—	(3,264)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	3	3
Balance at December 31, 2022 (Unaudited)	8,714	$9	$339,817	—	$(1)	$(317,539)	$3	$22,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021
Cash Flows From Operating Activities
Net loss	$(9,800)	$(9,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment in equity securities	123	—
Accretion on investments	(104)	—
Depreciation and amortization	234	96
Stock-based compensation	1,877	1,429
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(76)	—
Prepaid expenses and other assets	18	288
Accounts payable	(173)	324
Accrued expenses	157	486
Operating lease right-of-use assets and liabilities, net	69	2
Net cash used in operating activities	(7,675)	(6,912)
Cash Flows From Investing Activities
Purchases of fixed assets	(234)	(356)
Purchases of investments	(9,893)	—
Maturities of investments	10,000	—
Purchases of equity securities	(1,061)	—
Sales of equity securities	384	—
Net cash used in investing activities	(804)	(356)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	251
Employee taxes paid related to net share settlement of equity awards	—	(46)
Net cash provided by financing activities	—	205
Net decrease in cash, cash equivalents, and restricted cash	(8,479)	(7,063)
Cash, cash equivalents, and restricted cash at beginning of period	28,818	37,475
Cash, cash equivalents, and restricted cash at end of period	$20,339	$30,412
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$20,196	$30,269
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$20,339	$30,412
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2

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

Liquidity

As of December 31, 2022, the Company had cash and cash equivalents of approximately $20.2 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $317.5 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $7.7 million during the nine months ended December 31, 2022.

Through December 31, 2022, the Company has financed its operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and at-the-market (“ATM”) offerings, and through revenue derived from product and research service-based agreements, collaborative agreements, licenses, and grants. During the three and nine months ended December 31, 2022, the Company issued zero shares of its common stock through its ATM facility.

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

Investments

Investments consist of investments in debt securities, specifically in U.S. Treasury bills. Any investments that have original maturities of three months or less are classified as cash equivalents on the Condensed Consolidated Balance Sheets. Prior to December 31, 2022, the Company classified all investments as held-to-maturity. All investments previously classified as held-to-maturity matured prior to December 31, 2022. As of December 31, 2022, all investments are classified as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale debt securities are recorded at fair value. Any unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders' equity until realized. As U.S. Treasury bills are risk-free, any declines in fair value are considered temporary.

Investments in equity securities consist of investments in the common stock of entities traded in active markets. The Company does not have the ability to exercise significant influence over any entities. Therefore, initial investments are recorded at cost, and are remeasured at fair value as of the balance sheet date. Any gains or losses resulting from the change in fair value are recorded in net income. The investments in equity securities are classified as current assets.

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

As of December 31, 2022, the Company held investments in 3-month U.S. Treasury bills, which are all considered cash equivalents. These investments are classified as available-for-sale and recorded at fair value. Please refer to "Note 3. Investments” for further information. As the investments consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

The following table summarizes the Company's investments that are measured at fair value as of December 31, 2022 (in thousands):

Fair Value Measurements Using Quoted Prices in Active Markets (Level 1)

	Amortized costs basis	Gross unrealized gains	Gross unrealized losses	Fair value
As of December 31, 2022
Available-for-sale debt securities	$9,951	$3	$—	$9,954
Total investments (included in cash and cash equivalents)	$9,951	$3	$—	$9,954

As of December 31, 2022, the Company held investments in equity securities. As the investments in equity securities consist of common stock from active markets, the fair value is measured using level 1 inputs.

The following table presents the activity for investments in equity securities measured at fair value for the nine months ended December 31, 2022 (in thousands):

Fair Value Measurements Using Quoted Prices in Active Markets (Level 1)

Investment in Equity Securities (in thousands)
Balance at March 31, 2022	$—
Purchases at cost	1,061
Sales	(384)
Loss on investment in equity securities	(123)
Balance at December 31, 2022	$554

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed vesting of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and nine months ended December 31, 2022 and 2021 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 1.5 million at December 31, 2022 and 1.1 million at December 31, 2021.

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

Note 3. Investments

Investments consist of investments in debt securities, specifically in U.S. Treasury bills. There were less than $0.1 million of unrealized gains recorded on investments for the three and nine months ended December 31, 2022. As of December 31, 2022, the Company held $10.0 million of investments in 3-month treasury bills (which are included in the $20.2 million of cash and cash equivalents). For the three and nine months ended December 31, 2022, there was less than $0.1 million and $0.2 million of interest income related to the investments, respectively.

Investments in equity securities consist of investments in the common stock of an entity traded in active markets. For the nine months ended December 31, 2022, there was $1.1 million of equity securities purchased, and $0.4 million of equity securities sold. As of December 31, 2022, the fair value of investment in equity securities was $0.6 million, resulting in a $0.1 million unrealized loss on investment in equity securities.

Note 4. Stockholders’ Equity

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the Company’s 2022 Equity Incentive Plan ("2022 Plan"), Amended and Restated 2012 Equity Incentive Plan (“2012 Plan”), inducement awards, performance-based RSUs under an Incentive Award Performance-Based Restricted Stock Unit Agreement, the Company’s 2021 Inducement Equity Incentive Plan (“Inducement Plan”), and rights to purchase stock under the ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Research and development	$117	$111	$363	$267
General and administrative	$427	$477	$1,514	$1,162
Total	$544	$588	$1,877	$1,429

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2022 was approximately $2.9 million and the weighted average period over which these grants are expected to vest is 2.16 years.

The total unrecognized compensation cost related to unvested RSUs (not including performance-based RSUs) as of December 31, 2022 was approximately $0.3 million, which will be recognized over a weighted average period of 1.41 years.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Dividend yield	—	—	—	—
Volatility	95.93%	95.42%	95.43%	95.96%
Risk-free interest rate	3.97%	1.20%	3.21%	1.19%
Expected life of options	6.00 years	5.69 years	6.00 years	5.70 years
Weighted average grant date fair value	$1.23	$5.20	$1.96	$5.23

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021*	December 31, 2022	December 31, 2021*
Dividend yield	—	—	—	—
Volatility	0.00%	0.00%	86.58%	0.00%
Risk-free interest rate	0.00%	0.00%	3.34%	0.00%
Expected term	—	—	6 months	—
Grant date fair value	$—	$—	$0.82	$—

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

Common Stock

In March 2021, the Company's Board of Directors ("Board") approved the Inducement Plan. The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards.

On October 12, 2022, the Company's stockholders and the Board approved the 2022 Plan, and it became effective on that date. The 2022 Plan replaced the 2012 Plan on the effective date. Upon the effective date, the Company ceased granting awards under the 2012 Plan and any shares remaining available for future issuance under the 2012 Plan were cancelled and are no longer available for future issuance. The 2012 Plan continues to govern awards previously granted under it. At the time the Board approved the 2022 Plan, an aggregate of 1,363,000 shares of the Company’s common stock was initially reserved for issuance under the 2022 Plan. The Company committed to reducing the new 2022 Plan share reserve by the number of shares that were granted under the 2012 Plan and the Inducement Plan between July 25, 2022 and October 12, 2022. From July 25, 2022 to October 12, 2022, the Company issued 126,262 shares of its common stock under the 2012 Plan. As a result, the number of shares reserved for future issuance under the 2022 Plan is 1,236,738 shares of common stock. The Company also committed to reducing the aggregate number of shares of its common stock issuable pursuant to the Inducement Plan from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced effective October 12, 2022.

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

On March 16, 2018, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, the Company filed a prospectus supplement to the 2021 Shelf (the “ATM Prospectus Supplement”), pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the 2021 Shelf. During the three and nine months ended December 31, 2022, the Company issued zero shares of common stock in ATM offerings under the ATM Prospectus Supplement. As of December 31, 2022, the Company has sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, with gross proceeds of approximately $21.7 million. As of December 31, 2022, there was approximately $100.0 million available for future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $28.3 million available for future offerings through the Company’s ATM program under the ATM Prospectus Supplement.

RSUs

The following table summarizes the Company’s RSUs (not including performance-based RSUs) activity from March 31, 2022 through December 31, 2022:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2022	15,500	$10.58
Granted	117,642	$1.53
Vested	(4,084)	$11.06
Cancelled / forfeited	—	$—
Unvested at December 31, 2022	129,058	$2.32

Stock Options

During the three and nine months ended December 31, 2022, under both the 2022 Plan and 2012 Plan, 9,553 and 209,474 stock options were granted at various exercise prices, respectively.

On October 7, 2021, the Company granted 30,000 and 7,500 stock options, respectively, to its Executive Chairman and its Chief Scientific Officer under the 2012 Plan. These stock options have unique vesting criteria based on specific Company performance conditions. The vesting criteria relates to the Company closing a seven-figure cash up front deal with a major pharmaceutical company. As of December 31, 2022, management estimated there was a 0% probability of achievement, and therefore no expense has been recorded to date.

The following table summarizes the Company’s stock option activity from March 31, 2022 to December 31, 2022:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2022	1,203,671	$7.36	$71,650
Options granted	209,474	$2.51	$—
Options cancelled / forfeited	(6,092)	$5.38	$—
Options exercised	—	$—	$—
Outstanding at December 31, 2022	1,407,053	$6.65	$—
Vested and Exercisable at December 31, 2022	487,477	$7.28	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at December 31, 2022 was approximately 8.17 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At December 31, 2022, there were 59,435 shares available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at December 31, 2022:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	1,347,500
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the 2022 Plan	9,553
Common stock reserved under the 2022 Plan	1,115,635
Common stock reserved under the ESPP	59,435
Common stock reserved under the 2021 Inducement Equity Plan	1,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	11,416
Common stock issuable pursuant to restricted stock units outstanding under the 2022 Plan	117,642
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Total at December 31, 2022	2,712,181

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

Additionally, as part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. For the three months ended December 31, 2022, the Company recorded $131,000 of royalty revenue based on sales-based royalties from the License Agreement. This recognized revenue is related to sales-based royalties earned from July 1, 2022 through December 31, 2022. In previous quarters, the Company recognized sales-based royalties on a one quarter lag due to constraints on the estimates of variable consideration. As of the current quarter, the Company began to estimate sales-based royalties earned during the quarter. Of the $131,000 royalty revenue recognized for the three months ended December 31, 2022, $61,000 relates to sales-based royalties earned from October 1, 2022 through December 31, 2022. For the nine months ended December 31, 2022, the Company recorded $208,000 royalty revenue based on sales-based royalties from the License Agreement. This recognized revenue is related to sales-based royalties earned from February 22, 2022 through December 31, 2022.

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

The license agreement with the University of Missouri also includes an additional sales royalty of 3% of all revenue received from a sublicensee, when such sublicense is entered pursuant to settlement of litigation. Such revenue shall include, but not be limited to, all option fees, license issue fees (up-front payments), license maintenance fees, equity, and all royalty payments. Such revenue shall not include research funding provided to licensee by sublicensee. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of December 31, 2022, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the License Agreement. Therefore, no royalty expense to the University of Missouri was recorded for the nine months ended December 31, 2022. No royalty expense related to sales-based royalties has been recorded to date.

On December 5, 2022, the Company amended the license agreement with the University of Missouri, whereas the Company agreed to pay a single, up-front payment of $50,000 to the University of Missouri in exchange for the aforementioned licensed intellectual property to be fully paid up by the Company. As a result, the Company will continue to have rights to the licensed intellectual property until its expiration, but will no longer owe minimum annual royalty payments, royalty payments based on net sales, or any other payments (other than patent annuities and any prosecution costs) in the future.

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

In addition to the annual royalties noted above, the University is owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of December 31, 2022, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the License Agreement. Therefore, no royalty expense to Clemson University was recorded for the nine months ended December 31, 2022. No royalty expense related to sales-based royalties has been recorded to date.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of December 31, 2022 (in thousands):

December 31, 2022
ASSETS
Operating lease right-of-use assets	$1,803
Total lease right-of-use assets	$1,803

LIABILITIES
Current
Operating lease liability	$488
Noncurrent
Operating lease liability, net of current portion	$1,414
Total lease liabilities	$1,902

Weighted average remaining lease term:	4.08 years
Weighted average discount rate:	6%

The Company recorded no rent expense for the three and nine months ended December 31, 2022, respectively, and approximately $0 and $18,000 for the three and nine months ended December 31, 2021, respectively. Variable lease expense was approximately $34,000 and $110,000 for the three and nine months ended December 31, 2022, respectively, and approximately $9,000 and $27,000 for the three and nine months ended December 31, 2021, respectively. For the three and nine months ended December 31, 2022, short term lease expense was $0, respectively, and approximately $39,000 and $117,000 for the three and nine months ended December 31, 2021, respectively. Lastly, operating lease expense was approximately $114,000 and $373,000 for the three and nine months ended December 31, 2022, respectively, and $43,000 for the three and nine months ended December 31, 2021.

Cash flows associated with the Company’s operating lease for the three and nine months ended December 31, 2022 was approximately $59,000 and $304,000, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of December 31, 2022, are as follows (in thousands):

Fiscal year ending March 31, 2023	$126
Fiscal year ending March 31, 2024	508
Fiscal year ending March 31, 2025	522
Fiscal year ending March 31, 2026	538
Fiscal year ending March 31, 2027	460
Total future lease payments	2,154
Less: Imputed interest	(252)
Total lease obligations	1,902
Less: Current obligations	(488)
Noncurrent lease obligations	$1,414

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three and nine months ended December 31, 2022, the Company incurred no consulting expenses from Viscient. Additionally, for the three and nine months ended December 31, 2022, the Company provided approximately $17,000 and $44,000 of histology services to Viscient, respectively.

Note 10. Subsequent Events

On February 8, 2023, the Company entered into a binding term sheet with Metacrine, Inc., pursuant to which the parties have agreed to negotiate a definitive asset purchase agreement (the "Term Sheet"). The Term Sheet contemplates that the Company will acquire Metacrine's FXR program from Metacrine in consideration of cash payments totaling $4 million. The proposed transaction is subject to certain contingencies, including completion of due diligence and the execution of a definitive agreement. The parties expect to sign and close the transaction prior to March 31, 2023.

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

Overview

We are an early-stage biotechnology company that is focusing on building high fidelity, 3D tissues that recapitulate key aspects of human disease. We use these models to identify gene targets responsible for driving the disease and intend to initiate drug discovery programs around these validated targets. We are initially focusing on the intestine and have ongoing 3D tissue development efforts in ulcerative colitis (“UC”) and Crohn’s disease (“CD”). Recently, we announced that we have successfully advanced our first inflammatory bowel disease (“IBD”) model to the next step of target discovery and validation for CD. We intend to add additional tissues/diseases/targets to our portfolio over time. In line with these plans, we are building upon both our external and in-house scientific expertise, which will be essential to our drug development effort. In addition, we are exploring opportunities to acquire clinical stage assets (Phase I and II) that are complementary to our therapeutic areas of interest and that can be taken through the FDA process and into the market on a faster timeline than our internally developed molecules. If such opportunities become part of our pipeline, we would expect to continue development of additional therapeutics from internal research along the current base case plan.

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

Results of Operations

Comparison of the three months ended December 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended December 31, 2022 and 2021 (in thousands, except %):

	Three Months Ended
	December 31,		Increase (decrease)
	2022	2021	$	%
Revenues	$131	$—	$131	100%
Research and development	$1,185	$926	$259	28%
Selling, general and administrative	$2,305	$2,574	$(269)	(10%)
Other income	$95	$2	$93	4,650%

Revenues

For the three months ended December 31, 2022, total revenue was $0.1 million, an increase of 100% from the three months ended December 31, 2021. The increase in revenue is related to sales-based royalties from licensing intellectual property.

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended December 31, 2022 and 2021 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase
	December 31, 2022	% of total	December 31, 2021	% of total	$	%
Research and development	$1,023	86%	$783	85%	$240	31%
Non-cash stock-based compensation	117	10%	111	12%	6	5%
Depreciation and amortization	45	4%	32	3%	13	41%
Total research and development expenses	$1,185	100%	$926	100%	$259	28%

For the three months ended December 31, 2022, research and development expenses were $1.2 million, an increase of $0.3 million, or approximately 28% from the prior year period. The increase year over year directly relates to the increase in headcount and research and development activities. Our average full-time research and development staff increased from an average of eleven full-time employees for the three months ended December 31, 2021 to an average of fifteen full-time employees for the three months ended December 31, 2022. Our fiscal 2023 operations resulted in a $0.2 million increase in personnel related costs and a $0.1 million increase in lab expenses. Going forward, we intend to continue to increase headcount and research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended December 31, 2022 and 2021 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	December 31, 2022	% of total	December 31, 2021	% of total	$	%
Selling, general and administrative	$1,793	77%	$2,092	81%	$(299)	(14%)
Non-cash stock-based compensation	427	19%	477	19%	(50)	(10%)
Depreciation and amortization	85	4%	5	0%	80	1,600%
Total selling, general and administrative expenses	$2,305	100%	$2,574	100%	$(269)	(10%)

For the three months ended December 31, 2022, selling, general and administrative expenses were approximately $2.3 million, a decrease of $0.3 million, or approximately 10%, compared to the prior year period. The decrease year over year relates to a decrease in legal expenses, resulting from settling litigation that occurred in fiscal 2022. Our average full-time general and administrative staff increased from an average of four full-time employees for the three months ended December 31, 2021 to an average of five full-time employees for the three months ended December 31, 2022. Our fiscal 2023 operations resulted in a $0.1 million increase in personnel related costs and a $0.1 million increase in depreciation and amortization, which was offset by a $0.5 million decrease in legal and general corporate costs.

Other Income

Other income was less than $0.1 million for both of the three months ended December 31, 2022 and 2021.

Comparison of the nine months ended December 31, 2022 and 2021

The following table summarizes our results of operations for the nine months ended December 31, 2022 and 2021 (in thousands, except %):

	Nine Months Ended
	December 31,		Increase (decrease)
	2022	2021	$	%
Revenues	$208	$—	$208	100%
Research and development	$3,436	$2,185	$1,251	57%
Selling, general and administrative	$6,724	$7,381	$(657)	(9%)
Other income	$154	$31	$123	397%

Revenues

For the nine months ended December 31, 2022, total revenue was $0.2 million, an increase of 100% from the nine months ended December 30, 2021. The increase in revenue is related to sales-based royalties from licensing intellectual property.

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended December 31, 2022 and 2021 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2022	% of total	December 31, 2021	% of total	$	%
Research and development	$2,953	86%	$1,837	84%	$1,116	61%
Non-cash stock-based compensation	363	11%	267	12%	96	36%
Depreciation and amortization	120	3%	81	4%	39	48%
Total research and development expenses	$3,436	100%	$2,185	100%	$1,251	57%

For the nine months ended December 31, 2022, research and development expenses were $3.4 million, an increase of $1.3 million, or 57% from the prior year period. Our average full-time research and development staff increased from an average of eleven full-time employees for the nine months ended December 31, 2021 to an average of fourteen full-time employees for the nine months ended December 31, 2022. Our fiscal 2023 research and development activities resulted in a $0.6 million increase in personnel related costs, a $0.4 million increase in lab expenses, and a $0.3 million increase in facility costs. Going forward, we intend to continue to increase headcount and research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended December 31, 2022 and 2021 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2022	% of total	December 31, 2021	% of total	$	%
Selling, general and administrative	$5,096	75%	$6,204	84%	$(1,108)	(18%)
Non-cash stock-based compensation	1,514	23%	1,162	16%	352	30%
Depreciation and amortization	114	2%	15	0%	99	660%
Total selling, general and administrative expenses	$6,724	100%	$7,381	100%	$(657)	(9%)

For the nine months ended December 31, 2022, selling, general and administrative expenses were approximately $6.7 million, a decrease of $0.7 million, or approximately 9%, compared to the prior year period. The decrease year over year mostly relates to a decrease in legal expenses, resulting from settling litigation that occurred in fiscal 2022. During the nine months ended December 31, 2021, we had an average of four full-time employees, compared to an average of five full-time employees for the nine months ended December 31, 2022. Our fiscal 2023 operations resulted in a $0.6 million increase in personnel related costs, a $0.1 million increase in depreciation, amortization and other miscellaneous expenses, and a $0.2 million increase in consulting costs, which was offset by a $1.6 million decrease in legal and general corporate costs.

Other Income

Other income was $0.2 million and less than $0.1 million for the nine months ended December 31, 2022 and 2021, respectively.

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

At December 31, 2022, we had cash and cash equivalents of approximately $20.2 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $317.5 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $7.7 million during the nine months ended December 31, 2022. At March 31, 2022, we had cash and cash equivalents of approximately $28.7 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $307.7 million.

At December 31, 2022, we had total current assets of approximately $21.6 million and current liabilities of approximately $1.4 million, resulting in working capital of $20.2 million. At March 31, 2022, we had total current assets of approximately $29.5 million and current liabilities of approximately $1.4 million, resulting in working capital of $28.1 million.

The following table summarizes the primary sources and uses of cash for the nine months ended December 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(7,675)	$(6,912)
Investing activities	(804)	(356)
Financing activities	—	205
Net decrease in cash, cash equivalents, and restricted cash	$(8,479)	$(7,063)

Operating activities

Net cash used in operating activities for the nine months ended December 31, 2022 was approximately $7.7 million as compared to $6.9 million used in operating activities for the nine months ended December 31, 2021. This $0.8 million increase in operating cash usage can be attributed primarily to the increase in research and development activities.

Investing activities

Net cash used in investing activities was $0.8 million for the nine months ended December 31, 2022. Investing activities consisted of the purchases of equity securities of $1.1 million, the sales of equity securities of $0.4 million, the purchases of short-term investments of $9.9 million, the maturities of investments of $10.0 million, and fixed asset purchases of $0.2 million. Net cash used by investing activities, consisting of fixed asset purchases, was $0.4 million for the nine months ended December 31, 2021.

Financing activities

There were no cash financing activities during the nine months ended December 31, 2022. Net cash provided by financing activities, consisting of the sale of common stock through at-the-market (“ATM”) offerings, was $0.2 million during the nine months ended December 31, 2021.

Operations funding requirements

Through December 31, 2022, we have financed our operations primarily through the sale of convertible notes, warrants, the private placement of equity securities, the sale of common stock through public and ATM offerings, and through revenue derived from products and research service-based agreements, collaborative agreements, licenses, and grants.

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

During the nine months ended December 31, 2022, we sold no shares of common stock in ATM offerings. As of December 31, 2022, we have sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, for gross proceeds of approximately $21.7 million. As of December 31, 2022, there was approximately $100.0 million available in future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through our ATM program under the ATM Prospectus Supplement.

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

As of December 31, 2022, we had 8,714,590 total issued and outstanding shares of common stock.

On October 12, 2022, our stockholders and the Board of Directors ("Board") approved the 2022 Equity Incentive Plan ("2022 Plan"), and it became effective on that date. The 2022 Plan replaced the 2012 Equity Incentive Plan ("2012 Plan") on the effective date. Upon the effective date, we ceased granting awards under the 2012 Plan and any shares remaining available for future issuance under the 2012 Plan were cancelled and are no longer available for future issuance. The 2012 Plan continues to govern awards previously granted under it. At the time the Board approved the 2022 Plan, an aggregate of 1,363,000 shares of our common stock was initially reserved for issuance under the 2022 Plan. We committed to reducing the new 2022 Plan share reserve by the number of shares that were granted under the 2012 Plan and the Inducement Plan between July 25, 2022 and October 12, 2022. From July 25, 2022 to October 12, 2022, we issued 126,262 shares of common stock under the 2012 Plan. As a result, the number of shares reserved for future issuance under the 2022 Plan is 1,236,738 shares of common stock as of December 31, 2022. We also committed to reducing the aggregate number of shares of common stock issuable pursuant to the 2021 Inducement Equity Incentive Plan ("Inducement Plan") from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced effective October 12, 2022.

The 2022 Plan provides for the issuance of up to 1,236,738 shares of our common stock, of which 1,115,635 shares remain available for issuance as of December 31, 2022, to executive officers, directors, advisory board members, employees and consultants. The 2012 Equity Incentive Plan, as amended, provides for the issuance of up to 2,327,699 shares of our common stock, of which no shares remain available for issuance as of December 31, 2022. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan (“ESPP”), of which 59,435 shares remain available for future issuance as of December 31, 2022. Finally, 51,000 shares of common stock have been reserved for issuances under our Inducement Plan, of which 1,000 remain available for future issuance as of December 31, 2022. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2022 Plan, the 2012 Plan, the Inducement Plan, and the ESPP total 11,426,771 shares of common stock as of December 31, 2022.

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

We have generated operating losses each year since we began operations, including $10.0 million and $9.6 million for the nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $317.5 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

Our ability to benefit from future external strategic investments depends on our ability to successfully conduct due diligence, evaluate prospective opportunities, and buy the equity of our target investments at acceptable market prices. Our failure in any of these tasks could result in unforeseen losses associated with the strategic investments.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of December 31, 2022, there were an aggregate of 11,426,771 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,652,746 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 59,435 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended December 31, 2022:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)
October 1, 2022 - October 31, 2022	—		$—
November 1, 2022 - November 30, 2022	(36)	(1)	$1.64
December 1, 2022 - December 31, 2022	—		$—
Total	(36)		$—

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

ORGANOVO HOLDINGS, INC.

Date: February 9, 2023	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman

Date: February 9, 2023	By:	/s/ Thomas Hess
	Name:	Thomas Hess
	Title:	Chief Financial Officer (Principal Financial Officer)