Form 10-K
period 2023-03-31
ORGANOVO HOLDINGS, INC.
filed 2023-07-14
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing stock price as reported on the Nasdaq Capital Market on September 30, 2022, the last trading day of the registrant’s second fiscal quarter, was $16,721,329. For purposes of this computation only, shares of common stock held by each executive officer, director, and 10% or greater stockholders have been excluded in that such persons may be deemed affiliates.

The number of outstanding shares of the registrant’s common stock, as of June 1, 2023 was 8,716,953.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the definitive proxy statement for the 2023 annual meeting of the registrant’s stockholders, expected to be filed within 120 days of the end of the registrant’s fiscal year.

Auditor Firm Id:	199	Auditor Name:	Mayer Hoffman McCann P.C.	Auditor Location:	San Diego, CA

Organovo Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended March 31, 2023

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

PART I

Item 1. Business.

Overview

Organovo Holdings, Inc. (“Organovo Holdings,” “we,” “us,” “our,” the “Company” and “our Company”) is a biotechnology company that focuses on building high fidelity, 3D tissues that recapitulate key aspects of human disease. We use these models to identify gene targets responsible for driving the disease and intend to initiate drug discovery programs around these validated targets. We are initially focusing on the intestine and have ongoing 3D tissue development efforts in ulcerative colitis (“UC”) and Crohn’s disease (“CD”). We intend to add additional tissues/diseases/targets to our portfolio over time. In line with these plans, we are building upon both our external and in-house scientific expertise, which will be essential to our drug development effort.

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

In March of 2023, we entered into and closed an asset purchase agreement with Metacrine, Inc to acquire their farnesoid X receptor ("FXR") program. FXR is a mediator of gastrointestinal ("GI") and liver diseases. FXR agonism has been tested in a variety of preclinical models of IBD. The acquired program contains two clinically tested compounds and over 2,000 discovery or preclinical compounds.

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

On an ongoing basis we review and analyze our full intellectual property portfolio to align it with our current business needs, strategies and objectives. Based on that ongoing review, selected patents and patent applications in various countries are or will be abandoned or allowed to lapse. The numbers provided herein are reflective of those changes.

We solely own or hold exclusive licenses to 32 issued U.S. patents and more than 115 issued international patents in foreign jurisdictions including Australia, Canada, China, Denmark, France, Great Britain, Germany, Ireland, Japan, South Korea, Sweden, the Netherlands and Switzerland. We solely or jointly own or hold exclusive licenses to 17 pending U.S. patent applications and more than 5 pending international applications in foreign jurisdictions including Australia, Canada, China, the European Patent Office, Japan and South Korea. These patent families relate to our bioprinting technology and our engineered tissue products and services, including our various uses in areas of tissue creation, in vitro testing, utilization in drug discovery, and in vivo therapeutics.

In connection with the recent acquisition of the FXR program from Metacrine, we acquired the related patent portfolio by way of assignment. This includes filings on the lead candidate, FXR314, and selected filings on the prior candidate (no longer in development), FXR125. With respect to this FXR portfolio, we solely own 6 issued patents and 14 international patents in jurisdictions, including Australia, China, Eurasia, India, Israel, Mexico, Japan and South Africa. We solely own 8 pending U.S. patent applications and more than 50 pending international applications in foreign jurisdictions, including Argentina, Australia, Brazil, Chile, Canada, Eurasia, Europe, Israel, India, Japan, South Korea, Mexico, Philippines, Singapore, South Africa, Hong Kong and Taiwan. These patent families relate to FXR125 and FXR314, including generic coverage, species coverage, methods of use, formulations and polymorph crystals.

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

In connection with the acquisition of the FXR program from Metacrine in 2023, we were assigned and assumed a license agreement with the Salk Institute for Biological Studies requiring milestone and royalty payments based on the development and commercialization of FXR314.

The patent rights we obtained through these exclusive licenses are not only foundational within the field of 3D bioprinting and FXR agonist therapies but provide us with favorable priority dates. We are required to make ongoing royalty payments under these exclusive licenses based on net sales of products and services that rely on the intellectual property we in-licensed. For additional information regarding our royalty obligations see “Note 5. Collaborative Research, Development, and License Agreements” in the Notes to the Consolidated Financial Statements included in this Annual Report.

Company Owned Intellectual Property

In addition to the intellectual property we have in-licensed, we have historically innovated and grown our intellectual property portfolio.

With respect to our bioprinting platform, we have 8 issued U.S. patents and 14 issued foreign patents directed to our NovoGen Bioprinter® and methods of bioprinting: U.S. Patent Nos. 8,931,880; 9,149,952; 9,227,339; 9,315,043; 9,499,779; 9,855,369; 10,174,276, 10,967,560, 11,577,450, 11,577,451 and 11,413,805 ; Australia Patent Nos. 2011318437, 2015202836, 2016253591, 2013249569, and 2014296246; Canada Patent No. 2,812,766; China Patent Nos. ZL201180050831.4 and ZL201480054148.1; European Patent Nos. 2838985, 2629975, and 3028042; Japan Patent Nos. 6333231, 6566426 and 6842918, and Russian Patent No. 2560393. These issued patents and pending patent applications carry remaining patent terms ranging from over 12 years to just over 6 years. We have additional U.S. continuation applications pending in these families as well foreign counterpart applications in multiple countries.

Our ExVive™ Human Liver Tissue is protected by U.S. Patent Nos. 9,222,932, 9,442,105, 10,400,219 and 11,127,774; Australia Patent Nos. 2014236780 and 2017200691; and Canada Patent No. 2,903,844. Our ExVive™ Human Kidney Tissue is protected by U.S. Patent Nos. 9,481,868, 10,094,821 and 10,962,526; Australian Patent No. 2015328173, Canadian Patent No. 2,962,778, European Patent No. 3204488 and Japan Patent No. 7021177. These issued patents and pending patent applications carry remaining patent terms ranging from over 14 years to just over 11 years. We have additional U.S. patent applications pending in these families, as well as foreign counterpart applications in multiple countries. We currently have pending numerous patent applications in the U.S. and globally that are directed to additional features on bioprinters, additional tissue types, their methods of fabrication, and specific applications.

Our U.S. Patent Nos. 9,855,369 and 9,149,952, which relate to our bioprinter technology, were the subject of IPR proceedings filed by Cellink AB and its subsidiaries (collectively, “BICO Group AB”), one of our competitors. Likewise, U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339, 9,315,043 and 10,967,560 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654, 8,241,905, 8,852,932 and 9,752,116 (assigned to Clemson University and the University of Missouri, respectively) were implicated in a declaratory judgment complaint filed against Organovo, Inc., our wholly owned subsidiary, by BICO Group AB and certain of its subsidiaries in the United States District Court for the District of Delaware. All of these matters have since been settled in a favorable manner for the Company. Specifically, on February 23, 2022, we announced an agreement of a non-exclusive license for BICO Group AB and its affiliate companies to Organovo’s foundational patent portfolio in 3D bioprinting. For more information regarding these proceedings, see the section titled Part I, Item 3 of this Annual Report on Form 10-K.

With respect to our FXR agonist program covering FXR314 and FXR125, we have 6 issued U.S. patents and 14 issued foreign patents directed to composition of matter protection (generic and specific) for FXR314 and FXR125, as well claims directed to methods of treatment of GI diseases, formulations of FXR314 and polymorphs of the FXR314 molecule including United States Patent Nos.11,214,538, 10,705,712, 10,927,082, 10,961,198, 11,136,071 and 11,084,817, granted Australian Patent Nos. 2016323992 and 2018236275, Chinese Patent Nos. 201680066917 and 269065, Eurasian Patent Nos. 040003 and 040704, Israeli Patent Nos. 258011, 296068 and 296065, Indian Patent No. 380510, Japanese Patent Nos. 6905530 and 717709, Mexican Patent Nos. 386,752 and 397265 and South African Patent No. 2018/01750. In addition, we have 8 pending U.S. patent applications and over 50 pending foreign patent applications, including U.S. Patent Application Nos. 18/156,069, 17/532,618, 18/174,393, 17/349,757, 17/276,787, 17/906,580, 17/906,582 and 17/906,585 and over 50 pending international patent applications in a number of countries including, Australia, Brazil, Canada, Chile, China, the Eurasian Patent Office, the European Patent Office, Israel, India, Japan, South Korea, Mexico, Singapore,

Philippines and Hong Kong. These issued patents and pending patent applications carry remaining patent terms ranging from over 18 years to just over 15 years.

Employees and Human Capital

As of June 1, 2023, we had 24 employees, of which 15 are full-time. We have also retained some of our former employees as consultants, in addition to a number of expert consultants in specific scientific and operational areas. Our employees are not represented by labor unions or covered under any collective bargaining agreements. We consider our relationship with our employees to be good.

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
•
Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm has included in its opinion for the year ended March 31, 2023 an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern, which may hinder our ability to obtain future financing.
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

Risks Related to our Business

We are a biotechnology company focusing on 3D bioprinting technology to develop human tissues and disease models for drug discovery and development, which is an unproven business strategy that may never achieve profitability.

We are focusing our efforts on utilizing our 3D bioprinting technology to develop human tissues and disease models for drug discovery and development. Our success will depend upon the viability of our platform technology and any disease models we develop, as well as on our ability to determine which drug candidates we should pursue. Our success will also depend on our ability to select an appropriate development strategy for any drug candidates we identify, including internal development or partnering or licensing arrangements with pharmaceutical companies. We may not be able to partner or license our drug candidates. We may never achieve profitability, or even if we achieve profitability, we may not be able to maintain or increase our profitability.

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

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Moreover, we have the ability to sell up to $28.3 million of additional shares of our common stock to the public through an “at the market” offering pursuant to a Sales Agreement that we entered into with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC on March 16, 2018 (the "Sales Agreement"). Any shares of common stock issued in the at-the-market offering will result in dilution to our existing stockholders.

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell up to $28.3 million of additional shares of our common stock to the public through an “at the market” offering. In the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of June 1, 2023, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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
•
the supply or quality of any drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate or may be delayed; and
•
regulatory authorities may suspend or withdraw their approval of a product or impose restrictions on its distribution;

If we, or any third party with whom we enter into a partnering or development agreement, experience delays in the completion of, or termination of, any clinical trial of any drug candidates that we develop, or are unable to achieve clinical endpoints due to unforeseen events, the commercial prospects of our drug candidates will be harmed, and our ability to develop milestones, development fees or product revenues from any of these drug candidates will be delayed.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

As widely reported, in the past several years, global credit and financial markets have experienced volatility and disruptions, including, for example, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans.

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, the continuing conflict has resulted and may continue to result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. Under the Inflation Reduction Act of 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Risks Related to Our Capital Requirements, Finances and Operations

Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm has included in its opinion for the year ended March 31, 2023 an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of March 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended March 31, 2023 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of March 31, 2023 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

We have generated operating losses each year since we began operations, including $17.7 million and $11.5 million for the years ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $325.0 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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
•
the timing of the hiring of new employees, which may require payments of signing, retention or similar bonuses; and
•
changes in costs related to the general global economy.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition and results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation (the “GDPR”), which took effect across all member states of the European Economic Area (the “EEA”) in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Further, Brexit has led and could also lead to legislative and regulatory changes and may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the United Kingdom, allowing for the relatively free exchange of personal information between the European Union and the United Kingdom, however, the European Commission may suspend the Adequacy Decision if it considers that the United Kingdom no longer provides for an adequate level of data protection. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act — which went into effect on January 1, 2020 — is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). As of January 1, 2023, the California Consumer Privacy Act (as amended by the California Privacy Rights Act) is in full effect, with enforcement by California’s dedicated privacy enforcement agency expected to start later in 2023. While California was first among the states in adopting comprehensive data privacy legislation similar to the GDPR, many other states are following suit. For example, four other states have adopted such laws, taking effect from January 1, 2023 (in Virginia) and throughout the next year in Utah, Colorado, and Connecticut. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR, new state privacy laws and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition and results of operations.

We and our partners may be subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security, and changes in such laws, regulations, policies or how they are interpreted or changes in contractual obligations could adversely affect our business.

There are numerous U.S. federal and state data privacy and protection laws and regulations that apply to the collection, transmission, processing, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

If we are unable to properly protect the privacy and security of health-related information or other sensitive or confidential information in our possession, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. Enforcement activity can also result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents.

We may experience conflicts of interest with Viscient Biosciences, Inc. with respect to business opportunities and other matters.

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Jeffrey N. Miner and our Chief Scientific Officer, is a co-founder, the Chief Scientific Officer and a significant stockholder of Viscient. In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We use certain Viscient-owned facilities and equipment and allow Viscient to use certain of our facilities and equipment. During fiscal 2023, we provided services to Viscient, and we expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future.

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

The Nasdaq Stock Market LLC (“Nasdaq”) has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1 per share. If a company trades for 30 consecutive business days below such minimum closing bid price, it will receive a deficiency notice from Nasdaq. Assuming it is in compliance with the other continued listing requirements, Nasdaq would provide such company a period of 180 calendar days in which to regain compliance by maintaining a closing bid price at least $1 per share for a minimum of ten consecutive business days. There can be no assurance that we will continue to maintain compliance with the minimum bid price requirement or other listing requirements necessary for us to maintain the listing of our common stock on the Nasdaq Capital Market.

A delisting from the Nasdaq Capital Market and commencement of trading on the Over-the-Counter Bulletin Board would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on stockholders:

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of March 31, 2023, there were an aggregate of 11,426,737 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,650,405 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 58,426 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

Our Certificate of Incorporation, as amended (“Certificate of Incorporation”), and Amended and Restated Bylaws, as amended (“Bylaws”) contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

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

For example, our U.S. Patent Nos. 9,855,369 and 9,149,952, which relate to our bioprinter technology, were the subject of IPR proceedings filed by Cellink AB and its subsidiaries (collectively, “BICO Group AB”), one of our competitors. Likewise, U.S. Patent Nos. 9,149,952, 9,855,369, 8,931,880, 9,227,339, 9,315,043 and 10,967,560 (all assigned to Organovo, Inc.) and U.S. Patent Nos. 7,051,654, 8,241,905, 8,852,932 and 9,752,116 (assigned to Clemson University and the University of Missouri, respectively) were implicated in a declaratory judgment complaint filed against Organovo, Inc., our wholly owned subsidiary, by BICO Group AB and certain of its subsidiaries in the United States District Court for the District of Delaware. All of these matters were eventually settled in February 2022.

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

We depend on license agreements with University of Missouri, Clemson University and the Salk Institute for Biological Studies for rights to use certain patents, pending applications, and know how. Failure to comply with or maintain obligations under these agreements and any related or other termination of these agreements could materially harm our business and prevent us from developing or commercializing new product candidates.

We are party to license agreements with University of Missouri, Clemson University and the Salk Institute for Biological Studies under which we were granted exclusive rights to patents and patent applications that are important to our business and to our ability to develop and commercialize our 3D tissue products fabricated using our NovoGen Bioprinters and our FXR314 agonist in gastrointestinal disease. Our rights to use these patents and patent applications and employ the inventions claimed in these licensed patents are subject to the continuation of and our compliance with the terms of our license agreements. If we were to breach the terms of these license agreements and the agreements were terminated as a result, our ability to continue to develop and commercialize our NovoGen Bioprinters, 3D tissue products and the FXR314 agonist and to operate our business could be adversely impacted.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In November 2020, we entered into a sixty-two month lease agreement for our long term permanent premises, consisting of approximately 8,051 square feet of lab and office space. In November 2021, we amended the permanent lease agreement to add an additional 2,892 square of office space in the same building. In December 2021, we took occupancy of our permanent lab and office space, located at 11555 Sorrento Valley Road, San Diego, CA 92121. See “Note 7. Leases” of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of properties.

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

We are not involved in any material legal proceedings or legal matters at this time. See “Note 8. Commitments and Contingencies” of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of potential commitments and contingencies related to legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “ONVO.”

Holders of Record

As of March 31, 2023, we had 8,716,906 outstanding shares of common stock and approximately 81 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended March 31, 2023:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)
January 1, 2023 - January 31, 2023	—		$—
February 1, 2023 - February 28, 2023	34	(1)	$2.64
March 1, 2023 - March 31, 2023	—		$—
Total	34		$2.64

(1)
Represents shares of our common stock withheld from employees for the payment of taxes.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The graph set forth below compares the cumulative total stockholder return data on our common stock with the cumulative return data of (i) the Nasdaq Stock Market Composite Index, and (ii) the Nasdaq Biotechnology Index over the five-year period ending March 31, 2023. This graph assumes the investment of $100 on March 31, 2018 in our common stock and each of the comparative indices and assumes the reinvestment of dividends. No cash dividends have been declared or paid on our common stock.

The comparisons in the graph and related information is not intended to forecast or be indicative of possible future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Organovo Holdings, Inc.,

the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

* $100 invested on March 31, 2018 in stock or index, including reinvestment of dividends.

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

Overview

We are a biotechnology company that is focusing on building high fidelity, 3D tissues that recapitulate key aspects of human disease. We use these models to identify gene targets responsible for driving the disease and intend to initiate drug discovery programs around these validated targets. We are initially focusing on the intestine and have ongoing 3D tissue development efforts in ulcerative colitis (“UC”) and Crohn’s disease (“CD”). We intend to add additional tissues/diseases/targets to our portfolio over time. In line with these plans, we are building upon both our external and in-house scientific expertise, which will be essential to our drug development effort.

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

The majority of our current focus is on inflammatory bowel disease (“IBD”), including CD and UC. We are creating high fidelity disease models, leveraging our prior work including the work found in our peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.) Our current understanding of intestinal tissue models and IBD models leads us to believe that we can create models that provide greater insight into the biology of these diseases than are generally currently available. Using these disease models, we intend to identify and validate novel therapeutic targets. After finding therapeutic drug targets, we will focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these drug candidates towards an Investigational New Drug (“IND”) filing and potential future clinical trials. We may also form partnerships around the development of targets or therapeutics for the treatment of IBD.

In March of 2023, we entered into and closed an asset purchase agreement with Metacrine, Inc to acquire their farnesoid X receptor ("FXR") program. FXR is a mediator of GI and liver diseases. FXR agonism has been tested in a variety of preclinical models of IBD. The acquired program contains two clinically tested compounds and over 2,000 discovery or preclinical compounds.

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

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in this annual report to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments used in preparing our financial statements and related disclosures, none of which are considered critical. All estimates affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Our significant accounting policies are set forth in “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained within this Annual Report. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations. Accounting policies regarding stock-based compensation are considered critical, as they require significant assumptions. If there is a difference between the assumptions used in determining our stock-based compensation expense and the actual factors that become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made.

Stock-based compensation

For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares acquirable under our 2022 Equity Incentive Plan ("2022 Plan"), Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”), our 2016 Employee Stock Purchase Plan (the “ESPP”) or our 2021 Inducement Equity Plan (the “Inducement Plan”) using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Expected volatility is based on the Company-specific historical volatility rate. For certain options granted with vesting criteria contingent on market conditions, we engage with valuation specialists to calculate fair value and requisite service periods using Monte Carlo simulations. For certain options granted with vesting criteria contingent on pre-defined Company performance criteria, we periodically assess and adjust the expense based on the probability of achievement of such performance criteria. For shares acquirable under our ESPP, we use our Company-specific volatility rate. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions, our stock-based compensation expense may differ significantly from what we have recorded in the past.

For purposes of calculating stock-based compensation, we estimate the fair value of restricted stock units (“RSUs”) with pre-defined performance criteria, based on the closing stock price on the date of grant. No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to us.

If there is a difference between the assumptions used in determining our stock-based compensation expense and the actual factors that become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made.

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

For the year ended March 31, 2023, the performance obligations assessed were sales-based royalties on a quarterly basis. We evaluate the performance obligation to determine if it can be satisfied at a point in time or over time. For agreements that include sales-based royalties, we estimate and recognize revenue in the period the underlying sales occur. Key factors considered in the estimate include sales of products that include the underlying licensed IP and the location of customers related to the jurisdictions of the licensed IP. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Differences in the allocation of the transaction price between delivered and undelivered performance obligations can impact the timing of revenue recognition but do not change the total revenue recognized under any agreement.

Results of Operations

Comparison of the Years Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the years ended March 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2023	2022	$	%
Revenues	$370	$1,500	$(1,130)	(75%)
Research and development	$8,885	$3,320	$5,565	168%
Selling, general and administrative	$9,216	$9,659	$(443)	(5%)
Other income	$474	$33	$441	1,336%

Revenues

We had $0.4 million of royalty revenue for the year ended March 31, 2023, compared to $1.5 million revenue for the year ended March 31, 2022. The $1.5 million of royalty revenue for the year ended March 31, 2022 was an upfront payment related to the licensing of certain intellectual property (“IP”). The $0.4 million of royalty revenue for the year ended March 31, 2023, was related to the sales-based royalty revenue earned from the aforementioned licensing of IP.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended March 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2023	2022	$	%
Research and development	$8,247	$2,787	$5,460	196%
Non-cash stock-based compensation	473	419	54	13%
Depreciation and amortization	165	114	51	45%
Total research and development expenses	$8,885	$3,320	$5,565	168%

Research and development expenses increased by $5.6 million, or 168%, from approximately $3.3 million for the year ended March 31, 2022 to approximately $8.9 million for the year ended March 31, 2023, as we significantly increased research and development activities. Our full-time research and development staff increased from an average of nine employees for the year ended March 31, 2022 to an average of fifteen employees for the year ended March 31, 2023. Research and development activities consisted of $2.4 million in personnel related costs, $5.2 million in lab and research expenses, $1.0 million in facility costs, and $0.3 million in consulting fees, depreciation, and other miscellaneous expenses. Of the $5.2 million in lab and research expenses, $4.0 million relates to acquired in-process research and development ("IPR&D") of Metacrine's FXR program, related research data, and IP.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended March 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2023	2022	$	%
Selling, general and administrative	$7,184	$7,794	$(610)	(8%)
Non-cash stock-based compensation	1,904	1,837	67	4%
Depreciation and amortization	128	28	100	357%
Total selling, general and administrative expenses	$9,216	$9,659	$(443)	(5%)

Selling, general and administrative expenses decreased approximately $0.4 million, or 5%, from $9.7 million for the year ended March 31, 2022 to approximately $9.2 million for the year ended March 31, 2023. Overall, the decrease year over year is due to a significant decrease in general corporate costs, most notably legal costs, as we were involved in litigation in fiscal 2022 which was resolved by the end of fiscal 2022. For the year ended March 31, 2022, we had an average of four full-time employees, which increased to an average of five full-time employees for the year ended March 31, 2023. Year over year, we had an increase in personnel related costs of approximately $0.4 million, an increase in consulting costs of approximately $0.3 million, an increase in depreciation and amortization of approximately $0.1 million. These increases were offset by a $1.2 million decrease in general corporate costs, mostly attributable to a decrease in legal costs related to litigation regarding patent enforcement that occurred and ended in fiscal 2022.

Other Income (Expense)

Other income was $0.5 million and less than $0.1 million for the years ended March 31, 2023 and March 31, 2022, respectively. For the year ended March 31, 2023, interest income was approximately $0.5 million, due to higher interest rates compared to prior years. For the year ended March 31, 2022, other income consisted of a sale of a bioprinter asset to an academic research institution as well as interest income.

Financial Condition, Liquidity and Capital Resources

Going forward, we intend to leverage our proprietary technology platform to develop therapeutic drugs. Our initial plan is to focus on IBD, including CD and UC with a goal of broadening our work into additional therapeutic areas over time.

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2023, we had cash and cash equivalents of approximately $15.3 million and an accumulated deficit of $325.0 million. As of March 31, 2022, we had cash and cash equivalents of $28.7 million and an accumulated deficit of $307.7 million. We had negative cash flows from operations of $12.4 million and $8.5 million for the years ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, we had total current assets of approximately $17.0 million and current liabilities of approximately $3.7 million, resulting in working capital of $13.3 million. At March 31, 2022, we had total current assets of approximately $29.5 million and current liabilities of approximately $1.4 million, resulting in working capital of $28.1 million.

The following table sets forth a summary of the primary sources and uses of cash for the years ended March 31, 2023 and 2022 (in thousands):

	Year Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(12,408)	$(8,453)
Investing activities	(966)	(409)
Financing activities	—	205
Net decrease in cash, cash equivalents, and restricted cash	$(13,374)	$(8,657)

Operating activities

Net cash used in operating activities was approximately $12.4 million and $8.5 million for the years ended March 31, 2023 and 2022, respectively. The $3.8 million increase in operating cash usage, for the year ended March 31, 2023, can be attributed primarily to an increase in our research and development activities. Operating cash usage includes $2.0 million of cash outflows for acquired IPR&D of Metacrine's FXR drug compound, related research data, and IP.

Investing activities

Net cash used in investing activities was $1.0 million and $0.4 million for the years ended March 31, 2023 and 2022, respectively. The net cash used in investing activities for the year ended March 31, 2023 was attributed to $0.4 million of fixed asset purchases, $0.7 million of purchases of equity securities, net of sales, which was slightly offset by $0.1 million of investment income. The net cash used in investing activities for the year ended March 31, 2022 was related to the purchase of fixed assets.

Financing activities

Net cash provided by financing activities was zero and $0.2 million for the years ended March 31, 2023 and 2022, respectively. The net cash provided for the year ended March 31, 2022, was primarily driven by at-the-market ("ATM") share offerings. Refer to “Operations funding requirements” below for further information regarding financing activities.

31

Operations funding requirements

Through March 31, 2023, we have financed our operations primarily through the sale of common stock through public and ATM offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2024 to be between $12.0 million and $14.0 million. Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

During the year ended March 31, 2023, we sold no shares of common stock in ATM offerings. As of March 31, 2023, we have sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, for gross proceeds of approximately $21.7 million. As of March 31, 2023, there was approximately $100.0 million available in future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through our ATM program under the ATM Prospectus Supplement.

Having insufficient funds may require us to relinquish rights to our technology on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could adversely affect our operations. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, and financial condition.

As of March 31, 2023, we had 8,716,906 total issued and outstanding shares of common stock.

On October 12, 2022, our stockholders and the Board of Directors ("Board") approved the 2022 Plan, and it became effective on that date. The 2022 Plan replaced the 2012 Plan on the effective date. Upon the effective date, we ceased granting awards under the 2012 Plan and any shares remaining available for future issuance under the 2012 Plan were cancelled and are no longer available for future issuance. The 2012 Plan continues to govern awards previously granted under it. At the time the Board approved the 2022 Plan, an aggregate of 1,363,000 shares of our common stock was initially reserved for issuance under the 2022 Plan. We committed to reducing the new 2022 Plan share reserve by the number of shares that were granted under the 2012 Plan and the Inducement Plan between July 25, 2022 and October 12, 2022. From July 25, 2022 to October 12, 2022, we issued 126,262 shares of common stock under the 2012 Plan. As a result, the number of shares reserved for future issuance under the 2022 Plan is 1,236,738 shares of common stock as of March 31, 2023. We also committed to reducing the aggregate number of shares of common stock issuable pursuant to the Inducement Plan from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced effective October 12, 2022.

The 2022 Plan provides for the issuance of up to 1,236,738 shares of our common stock, of which 1,071,471 shares remain available for issuance as of March 31, 2023, to executive officers, directors, advisory board members, employees and consultants. The 2012 Plan, as amended, provided for the issuance of up to 2,327,699 shares of our common stock, of which no shares remain available for issuance as of March 31, 2023. Additionally, 75,000 shares of common stock have been reserved for issuance under the ESPP, of which 58,426 shares remain available for future issuance as of March 31, 2023. Finally, 51,000 shares of common stock have been reserved for issuances under our Inducement Plan, of which 1,000 remain available for future issuance as of March 31, 2023. In

32

aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2022 Plan, the 2012 Plan, the Inducement Plan, and the ESPP total 11,426,737 shares of common stock as of March 31, 2023.

Effect of Inflation and Changes in Prices

Management does not believe that inflation and changes in price will have a material effect on our operations.

Recent Accounting Pronouncements

For information regarding recently adopted and issued accounting pronouncements, see “Note 13. Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements contained in this Annual Report.

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

33

Item 8. Consolidated Financial Statements.

Organovo Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Organovo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organovo Holdings, Inc. (“Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2011.

San Diego, California

July 13, 2023

ORGANOVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	March 31, 2023	March 31, 2022
Assets
Current Assets
Cash and cash equivalents	$15,301	$28,675
Accounts receivable	152	—
Investment in equity securities	706	—
Prepaid expenses and other current assets	889	858
Total current assets	17,048	29,533
Fixed assets, net	902	662
Restricted cash	143	143
Operating lease right-of-use assets	1,705	2,153
Prepaid expenses and other assets, net	515	805
Total assets	$20,313	$33,296
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$331	$415
Accrued expenses	2,848	489
Operating lease liability, current portion	492	479
Total current liabilities	3,671	1,383
Operating lease liability, net of current portion	1,313	1,704
Total liabilities	4,984	3,087
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,716,906 and 8,710,627 shares issued and outstanding at March 31, 2023 and 2022, respectively	9	9
Additional paid-in capital	340,317	337,940
Accumulated deficit	(324,998)	(307,739)
Accumulated other comprehensive income	2	—
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders' equity	15,329	30,209
Total Liabilities and Stockholders' Equity	$20,313	$33,296

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands except for share and per share data)

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022
Revenues
Royalty revenue	$370	$1,500
Total Revenues	370	1,500
Research and development expenses	8,885	3,320
Selling, general, and administrative expenses	9,216	9,659
Total costs and expenses	18,101	12,979
Loss from Operations	(17,731)	(11,479)
Other Income (Expense)
Loss on fixed asset disposals	(9)	—
Gain on investment in equity securities	29	—
Interest income	454	8
Other income	—	25
Total Other Income	474	33
Income Tax Expense	(2)	(2)
Net Loss	$(17,259)	$(11,448)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	2	—
Comprehensive loss	$(17,257)	$(11,448)
Net loss per common share—basic and diluted	$(1.98)	$(1.32)
Weighted average shares used in computing net loss per common share—basic and diluted	8,713,032	8,703,596

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2021	8,671	$9	$335,479	—	$(1)	$(296,291)	—	$39,196
Issuance of common stock under employee and director stock option, RSU and purchase plans	13	—	(46)	—	—	—	—	(46)
Stock-based compensation expense	—	—	2,256	—	—	—	—	2,256
Issuance of common stock from public offering, net	27	—	251	—	—	—	—	251
Net loss	—	—	—	—	—	(11,448)	—	(11,448)
Balance at March 31, 2022	8,711	$9	$337,940	—	$(1)	$(307,739)	—	$30,209
Issuance of common stock under employee and director stock option, RSU and purchase plans	6	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,377	—	—	—	—	2,377
Net loss	—	—	—	—	—	(17,259)	—	(17,259)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	2	2
Balance at March 31, 2023	8,717	$9	$340,317	—	$(1)	$(324,998)	$2	$15,329

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities
Net loss	$(17,259)	$(11,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment in equity securities	(29)	—
Loss on disposal of fixed assets	9	—
Accretion on investments	(105)	—
Depreciation and amortization	293	142
Stock-based compensation	2,377	2,256
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(152)	—
Prepaid expenses and other assets	177	384
Accounts payable	(148)	134
Accrued expenses	2,359	49
Operating right-of-use asset and lease liability, net	70	30
Net cash used in operating activities	(12,408)	(8,453)
Cash Flows From Investing Activities
Purchases of fixed assets	(396)	(409)
Purchases of investments	(9,893)	—
Maturities of investments	10,000	—
Purchases of equity securities	(1,061)	—
Proceeds from sales of equity securities	384	—
Net cash used in investing activities	(966)	(409)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	251
Employee taxes paid related to net share settlement of equity awards	—	(46)
Net cash provided by financing activities	—	205
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(13,374)	(8,657)
Cash, cash equivalents, and restricted cash at beginning of period	28,818	37,475
Cash, cash equivalents, and restricted cash at end of period	$15,444	$28,818
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$15,301	$28,675
Restricted cash	143	143
Total cash, cash equivalents and restricted cash	$15,444	$28,818
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2
Operating lease liabilities arising from obtaining right-of-use assets	$—	$2,301
Purchases of fixed assets in accounts payable	$64	$—

The accompanying notes are an integral part of these consolidated financial statements.

Organovo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Nature of operations and basis of presentation

Organovo Holdings, Inc. (“Organovo Holdings,” “Organovo,” and the “Company”) is a biotechnology company that focuses on building high fidelity, 3D tissues that recapitulate key aspects of human disease. The Company uses these models to identify gene targets responsible for driving the disease and intends to initiate drug discovery programs around these validated targets. The Company is initially focusing on the intestine and has ongoing 3D tissue development efforts in ulcerative colitis (“UC”) and Crohn’s disease (“CD”). The Company intends to add additional tissues/diseases/targets to its portfolio over time. In line with these plans, the Company is building upon both its external and in house scientific expertise, which will be essential to its drug development effort.

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

In March of 2023, the Company entered into and closed an asset purchase agreement with Metacrine, Inc to acquire their farnesoid X receptor ("FXR") program. FXR is a mediator of gastrointestinal ("GI") and liver diseases. FXR agonism has been tested in a variety of preclinical models of IBD. The acquired program contains two clinically tested compounds and over 2,000 discovery or preclinical compounds.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had cash and cash equivalents of approximately $15.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $325.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreements for its facilities. The Company also had negative cash flows from operations of approximately $12.4 million during the year ended March 31, 2023.

Through March 31, 2023, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the year ended March 31, 2023, the Company issued zero shares of its common stock through its ATM facility.

Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. As the Company continues its operations and is focusing its efforts on drug discovery and development, the Company will need to raise additional capital to implement this business plan. The Company cannot predict with certainty the exact amount or timing for any future capital raises. The Company will seek to raise additional capital through debt or equity financings, or through some other financing arrangement. However, the Company cannot be sure that additional financing will be available if and when needed, or that, if available, it can obtain financing on terms favorable to its stockholders. Any failure to obtain financing when required will have a material adverse effect on the Company’s business, operating results, and financial condition.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions.

Investments

Investments consist of investments in debt securities and investments in equity securities.

Investments in debt securities consist of investments in U.S. Treasury bills. As of March 31, 2023, all investments that have original maturities of three months or less are classified as cash equivalents on the Consolidated Balance Sheets. Prior to March 31, 2023, the Company classified certain investments as held-to-maturity. All investments previously classified as held-to-maturity matured prior to March 31, 2023. As of March 31, 2023, all investments are classified as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale debt securities are recorded at fair value. Any unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders' equity until realized. As U.S. Treasury bills are risk-free, any declines in fair value are considered temporary.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash

As of March 31, 2023 and 2022, the Company had approximately $0.1 million of restricted cash, respectively, deposited with a financial institution. The entire amount was held in certificates of deposit to support a letter of credit agreement related to the Company’s facility leases entered into in November 2020 and amended in November 2021.

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

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including fixed assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred as of March 31, 2023 and 2022.

Research and development

Research and development expenses, including direct and allocated expenses, consist of independent research and development costs, as well as costs associated with sponsored research and development. Research and development costs are expensed as incurred.

Acquired in-process research and development

The Company has acquired drug candidates in development. The costs to acquire a drug candidate are immediately expensed as acquired in-process research and development, provided that the drug candidate has no alternative future use. Acquired in-process research and development expenses are included in total research and development expenses on the Consolidated Statements of Operations and Other Comprehensive Loss.

FXR Program

In March 2023, the Company acquired Metacrine's FXR program for $4.0 million. The FXR program was determined to have no alternative future use, and therefore was considered acquired in-process research and development and fully expensed. For the year ended March 31, 2023, the Company paid a $2.0 million upfront payment, and the remaining $2.0 million will be paid in the next fiscal year (see detail in "Note 4. Accrued Expenses") upon final transfer of the drug compounds, related data, and IP.

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

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed release of restriction of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the years ended March 31, 2023 and 2022 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share were approximately 1.6 million shares and 1.2 million shares for the years ended March 31, 2023 and 2022, respectively.

Note 2. Investments and fair value measurement

Investments in debt securities

As of March 31, 2023, the Company held $4.9 million of investments in debt securities (which are included in the $15.3 million of cash and cash equivalents). For the year ended March 31, 2023, there was $0.3 million of interest income related to the investments in debt securities. There were less than $0.1 million of unrealized gains recorded on investments in debt securities for the year ended March 31, 2023. As the investments in debt securities consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

The following table summarizes the Company's investments in debt securities that are measured at fair value as of March 31, 2023 (in thousands):

	Amortized costs basis	Gross unrealized gains	Gross unrealized losses	Fair value
As of March 31, 2023
Investment in debt securities	$4,943	$2	$—	$4,945

Investments in equity securities

For the year ended March 31, 2023, there was $1.1 million of equity securities purchased, and $0.4 million of equity securities sold. As of March 31, 2023, the fair value of investment in equity securities was $0.7 million, resulting in less than a $0.1 million unrealized gain on investment in equity securities. As the investments in equity securities consist of common stock from active markets, the fair value is measured using level 1 inputs.

The following table presents the activity for investments in equity securities measured at fair value for the year ended March 31, 2023 (in thousands):

Investment in Equity Securities (in thousands)
Balance at March 31, 2022	$—
Purchases at cost	1,061
Sales	(384)
Gain on investment in equity securities	29
Balance at March 31, 2023	$706

Note 3. Fixed Assets

Fixed assets consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Laboratory equipment	$1,575	$1,171
Furniture and fixtures	66	38
Computer software and equipment	537	524
Fixed Assets, gross	2,178	1,733
Less accumulated depreciation	(1,276)	(1,071)
Fixed Assets, net	$902	$662

As of March 31, 2023 and 2022, all of the Company’s fixed assets were active and in use. Depreciation expense for the years ended March 31, 2023 and 2022 was approximately $211,000 and $128,000, respectively.

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Accrued compensation	$609	$434
Accrued legal and professional fees	193	27
Acquired in-process research and development	2,000	—
Other accrued expenses	46	28
	$2,848	$489

Note 5. Collaborative Research, Development, and License Agreements

License Agreements

From June 2021 to February 2022, certain patents owned or sublicensed by the Company became the subject of IPR proceedings filed by Cellink AB and its subsidiaries (collectively, “BICO Group AB”). The Company and BICO Group AB were also engaged in litigation regarding patent infringement during the same time period. On February 22, 2022, the Company and BICO Group AB signed a settlement and patent license agreement (“License Agreement”) to close all matters noted above. In addition to closing all legal matters and patent disputes noted above, as part of the agreement, the Company agreed to grant a non-exclusive license to BICO Group AB to use the Company’s aforementioned patents for its business operations of manufacturing and selling bioprinters as well as bioinks. The Company concluded that the nature of the license granted represents functional intellectual property.

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

Additionally, as part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Sales-based royalties that occurred prior to fiscal 2023 were recognized as revenue on a one quarter lag due to constraints on the estimates of variable consideration. During fiscal 2023, the Company began to estimate sales-based royalties earned each quarter. For the year ended March 31, 2023, the Company recorded $370,000 of royalty revenue based on sales-based royalties from the License Agreement. This recognized revenue is related to sales-based royalties earned from February 22, 2022 through March 31, 2023.

Also as part of the License Agreement, certain patents involved in the agreement are sublicensed by the Company from the University of Missouri and Clemson University. See below for further information.

University of Missouri

In March 2009, the Company entered into a license agreement with the Curators of the University of Missouri to in-license certain technology and intellectual property relating to self-assembling cell aggregates and to intermediate cellular units. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the University of Missouri royalties ranging from 1% to 3% of net sales of covered tissue products, and of the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales achieved by the Company each year. The Company paid the minimum annual royalty of $25,000 in January 2022 for its respective calendar year, which is credited against royalties due during the subsequent twelve months. No payments have been made in excess of the minimum annual royalties in the years ended March 31, 2023 and 2022.

The license agreement with the University of Missouri also includes an additional sales royalty of 3% of all revenue received from a sublicensee, when such sublicense is entered pursuant to settlement of litigation. Such revenue shall include, but not be limited to, all option fees, license issue fees (upfront payments), license maintenance fees, equity, and all royalty payments. Such revenue shall not include research funding provided to licensee by sublicensee. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of March 31, 2023, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the License Agreement. Therefore, no royalty expense to the University of Missouri was recorded for the year ended March 31, 2023. No royalty expense related to sales-based royalties has been recorded to date.

On December 5, 2022, the Company amended the license agreement with the University of Missouri, whereas the Company agreed to pay a single, upfront payment of $50,000 to the University of Missouri in exchange for the aforementioned licensed intellectual property to be fully paid up by the Company. As a result, the Company will continue to have rights to the licensed intellectual property until its expiration, but will no longer owe minimum annual royalty payments, royalty payments based on net sales, or any other payments (other than patent annuities and any prosecution costs) in the future.

Clemson University

In May 2011, the Company entered into a license agreement with Clemson University Research Foundation to in-license certain technology and intellectual property relating to ink-jet printing of viable cells. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the university royalties ranging from 1.5% to 3% of net sales of covered tissue products and the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales reached each year. The license agreement terminates upon expiration of the patents licensed, which are expected to expire in May 2024, and is subject to certain conditions as defined in the license agreement. Minimum annual royalty payments of $20,000 were due for each of the two years beginning with calendar 2014, and $40,000 per year beginning with calendar 2016. Royalty payments of $40,000 were made in each of the years ended March 31, 2023 and 2022. The annual minimum royalty is creditable against royalties owed during the same calendar year.

In addition to the annual royalties noted above, the University is owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of March 31, 2023, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the License Agreement. Therefore, no royalty expense to Clemson University was recorded for the year ended March 31, 2023. No royalty expense related to sales-based royalties has been recorded to date.

Capitalized License Fees

Capitalized license fees consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
License fees	$114	$218
Less accumulated amortization	(101)	(124)
License fees, net	$13	$94

The above license fees, net of accumulated amortization, are included in Other Assets in the accompanying consolidated balance sheets and are being amortized over the life of the related patents. Amortization expense of licenses was approximately $82,000 and $14,000 for the years ended March 31, 2023 and 2022, respectively. At March 31, 2023, the weighted average remaining amortization period for all licenses was approximately 2 years. The annual amortization expense of licenses for the next five years is estimated to be approximately $3,000 per year.

The Salk Institute for Biological Studies

In March 2023, the Company acquired the FXR Agonist program from Metacrine. All patent rights related to this program have been assigned to the Company in connection with the acquisition. In addition, the Company assumed and was assigned a license agreement with the Salk Institute for Biological Studies (hereafter “Salk”) that provides certain payments to Salk upon the successful development and commercialization of the lead compound, FXR314. The Company is required to pay Salk royalties ranging from 1% to 1.125% of net sales of therapeutics based on FXR314. In addition, the Company is required to make certain milestone payments based on the successful initiation and/or completion of certain development milestones, including $500,000 within 45 days of the dosing of the first patient in a phase III clinical trial, $1,000,000 within 45 days of FDA approval of the first Licensed Product and $1,500,000 within 45 days of the first commercial sale of a Licensed Product in the Territory. There are also reduced milestone payments application to a second or third licensed product, if any. Should the company sublicense the a licensed product to a third party, then it must pay a 3.5% of sublicensing revenue attributable to such a sublicense.

Note 6. Stockholders’ Equity

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

On March 16, 2018, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, the Company filed a prospectus supplement to the 2021 Shelf (the “ATM Prospectus Supplement”), pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the 2021 Shelf. During the year ended March 31, 2023, the Company issued zero shares of common stock in ATM offerings under the ATM Prospectus Supplement. As of March 31, 2023, the Company has sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, with gross proceeds of approximately $21.7 million. As of March 31, 2023, there was approximately $100.0 million available for future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $28.3 million available for future offerings through the Company’s ATM program under the ATM Prospectus Supplement.

Restricted stock units

The following table summarizes the Company’s RSUs activity for the year ended March 31, 2023:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2022	15,500	$10.58
Granted	117,642	$1.53
Vested	(5,425)	$11.02
Cancelled / forfeited	—	$—
Unvested at March 31, 2023	127,717	$2.22

Stock options

During the year ended March 31, 2023 under both the 2022 Plan and 2012 Plan, 255,474 stock options were granted at various exercise prices, respectively.

On March 8, 2021, the Company granted 120,000 and 25,000 stock options, respectively, to its Executive Chairman and its Chief Scientific Officer under the 2012 Plan. On October 7, 2021, the Company granted an additional 120,000 and 25,000 stock options, respectively, to the aforementioned officers. These stock options have unique vesting criteria based on market conditions, more specifically the Company’s stock price. As these market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The stock options will be expensed over their determined requisite service periods. As of March 31, 2023, half of the aforementioned stock options were fully expensed over their requisite service periods. However, to date, none of the stock options have vested.

On October 7, 2021, the Company granted 60,000 and 15,000 stock options, respectively, to its Executive Chairman and its Chief Scientific Officer under the 2012 Plan. These stock options have unique vesting criteria based on specific Company performance conditions. The vesting criteria for half of these options was relating to the Company recognizing $1.5 million of revenue per year based on three quarters of results, which was achieved on February 22, 2022 (refer to “Note 4. Collaborative Research, Development, and License Agreements” for more information). The remaining unvested options have vesting criteria relating to the Company closing a seven-figure cash up front deal with a major pharmaceutical company. As of March 31, 2023, management estimated there was a 0% probability of achievement, and therefore no expense has been recorded to date.

The following table summarizes stock option activity for the year ended March 31, 2023:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2022	1,203,671	$7.36	$71,650
Options granted	255,474	$2.34	$—
Options canceled	(7,928)	$5.66	$—
Options exercised	—	$—	$—
Outstanding at March 31, 2023	1,451,217	$6.49	$38,327
Vested and Exercisable at March 31, 2023	559,685	$7.07	$472

The weighted-average remaining contractual term of stock options exercisable and outstanding at March 31, 2023 was approximately 8.00 years.

During the years ended March 31, 2023 and 2022, the Company issued zero shares of common stock upon exercise of stock options.

Employee Stock Purchase Plan

In June 2016, the Board, and in August 2016, its stockholders subsequently approved, the ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. During the year ended March 31, 2023, 1,009 shares were issued under the ESPP. At March 31, 2023, there were 58,426 shares remaining available for the purchase under the ESPP.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at March 31, 2023:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	1,345,664
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the 2022 Plan	55,553
Common stock reserved under the 2022 Plan	1,071,471
Common stock reserved under the ESPP	58,426
Common stock reserved under the 2021 Inducement Equity Plan	1,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	10,075
Common stock issuable pursuant to restricted stock units outstanding under the 2022 Plan	117,642
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Total at March 31, 2023	2,709,831

Stock-based compensation expense and valuation information

Stock-based awards include stock options and RSUs under the Company's 2022 Equity Incentive Plan ("2022 Plan"), Amended and Restated 2012 Equity Incentive Plan (“2012 Plan”), inducement awards, performance-based RSUs under an Incentive Award Performance-Based Restricted Stock Unit Agreement, the 2021 Inducement Equity Incentive Plan (“Inducement Plan”), and rights to purchase stock under the ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Year Ended March 31, 2023	Year Ended March 31, 2022
Research and development	$473	$419
General and administrative	1,904	1,837
Total	$2,377	$2,256

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2023 was approximately $2,492,000 and the weighted average period over which these grants are expected to vest is 2.05 years.

The total unrecognized stock-based compensation cost related to unvested RSUs (not including performance-based RSUs) as of March 31, 2023 was approximately $210,000, which will be recognized over a weighted average period of 1.24 years.

As of March 31, 2023, there are no participants enrolled into the ESPP for the current purchase period, beginning March 1, 2023.

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

	Year Ended March 31, 2023	Year Ended March 31, 2022
Dividend yield	—	—
Volatility	95.53%	95.65%
Risk-free interest rate	3.32%	1.30%
Expected life of options	6.00 years	5.75 years
Weighted average grant date fair value	$1.83	$4.73

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Year Ended March 31, 2023	Year Ended March 31, 2022*
Dividend yield	—	—
Volatility	86.58%	0.00%
Risk-free interest rate	3.34%	0.00%
Expected term	6 months	—
Grant date fair value	$0.82	$—

*There were no participants in the ESPP for the purchase periods March 1, 2021 – August 31, 2022 nor any participants in the ESPP for the current purchase period (beginning March 1, 2023).

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption was based on U.S. Treasury rates. The expected life is the 6-month purchase period.

Note 7. Leases

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of March 31, 2023 (in thousands):

March 31, 2023
ASSETS
Operating lease right-of-use assets	$1,705
Total lease right-of-use assets	$1,705

LIABILITIES
Current
Operating lease liability	$492
Noncurrent
Operating lease liability, net of current portion	$1,313
Total lease liabilities	$1,805

Weighted average remaining lease term:	3.83 years
Weighted average discount rate:	6%

The Company recorded rent expense of approximately zero and $18,000 for the years ended March 31, 2023 and 2022, respectively. Variable lease expense was approximately $146,000 and $59,000 for the years ended March 31, 2023 and 2022, respectively. Short term lease expense was approximately zero and $117,000 for the years ended March 31, 2023 and 2022, respectively. Lastly, operating lease expense was approximately $499,000 and $172,000 for the years ended March 31, 2023 and 2022, respectively.

Cash outflows associated with the Company’s operating lease for the years ended March 31, 2023 and 2022 were $430,000 and $183,000, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of March, 31, 2023 are as follows (in thousands):

Fiscal year ending March 31, 2024	$508
Fiscal year ending March 31, 2025	523
Fiscal year ending March 31, 2026	538
Fiscal year ending March 31, 2027	460
Thereafter	—
Total future lease payments	2,029
Less: Imputed Interest	(224)
Total lease obligations	1,805
Less: Current obligations	(492)
Noncurrent lease obligations	$1,313

Note 8. Commitments and Contingencies

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

Note 9. Income Taxes

A reconciliation of the statutory federal rate and the effective rate, for operations, is as follows for the years ended March 31, 2023 and 2022 (in thousands, except percentages):

	March 31, 2023		March 31, 2022
Tax computed at federal statutory rate	$(3,624)	21%	$(2,404)	21%
State income tax, net of federal benefit	(44)	0.2%	(6)	0%
Stock-based compensation	167	-1%	1,857	-16.2%
Research credits	60	-0.4%	(249)	2.1%
Change in tax rate	157	-0.9%	454	-4.0%
Removal of net operating losses and research development credits	1,410	-8.2%	2,269	-19.8%
Other	1	0%	20	-0.1%
Valuation allowance	1,873	-10.7%	(1,941)	16.9%
Provision (benefit) for income taxes	$—	0.0%	$—	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of March 31, 2023 and 2022 (in thousands, except percentages):

	March 31, 2023	March 31, 2022
Deferred tax assets:
Amortization	$598	$—
Section 174 R&D capitalization	855	—
Accrued expenses and reserves	116	110
Operating lease liability	384	611
Stock-based compensation	755	554
Inventory	251	—
Other, net	3	3
Total deferred tax assets	2,962	1,278
Valuation allowance	(2,458)	(583)
Net deferred tax assets	$504	$695
Deferred tax liabilities:
Operating lease right-of-use assets	(363)	(603)
Depreciation	(135)	(92)
Investment in equity securities	(6)	—
Total deferred tax liabilities	$(504)	$(695)
	$—	$—

A full valuation allowance has been established to offset the deferred tax assets as management cannot conclude that realization of such assets is more likely than not. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of March 31, 2023. Until this analysis is completed, the Company has removed the deferred tax assets related to net operating losses from its deferred tax asset schedule. Further, until a study is completed and any limitation known, approximately $1.6 million and $1.5 million for the years ended March 31, 2023 and 2022, respectively, would be considered as an uncertain tax position if netted against the deferred tax asset. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. The valuation allowance increased by approximately $1,875,000 and decreased by approximately $1,941,000 for the years ended March 31, 2023 and 2022, respectively.

The Company had federal and state net operating loss carryforwards of approximately $210.5 million and $40.9 million, respectively, as of March 31, 2023. Federal net operating loss carryforwards of approximately $66.8 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year subject to revisions made by the Coronavirus Aid, Relief, and

Economic Security Act (the “CARES Act”). The remaining federal net operating losses will begin to expire in 2028, unless previously utilized. The state net operating loss carryforwards (“NOLs”) will begin to expire in 2028, unless previously utilized.

The Company had federal and state research tax credit carryforwards of approximately $4.7 million and $4.3 million at March 31, 2023, respectively. The federal research tax credit carryforwards begin expiring in 2028. The state research tax credit carryforwards do not expire.

The Company did not record any accruals for income tax accounting uncertainties for the year ended March 31, 2023.

The Company did not accrue either interest or penalties from inception through March 31, 2023.

The Company does not expect its unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Company is subject to tax in the United States and in California. As of March 31, 2023, the Company’s tax years from inception are subject to examination by the tax authorities due to the generation of net operating losses. The Company is not currently under examination by any jurisdiction.

Note 10. Concentrations

Credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at various financial institutions located within the United States. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. Balances may exceed federally insured limits. The Company is also potentially subject to concentrations of credit risk in its revenues and accounts receivable. However, the Company only receives royalty revenue from one licensee and has not historically experienced any accounts receivable write-downs.

Note 11. Related Parties

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the years ended March 31, 2023 and 2022, the Company incurred approximately zero and $47,000 in consulting expenses from Viscient, respectively. Additionally, for the years ended March 31, 2023 and 2022, the Company provided approximately $59,000 and $48,000 of histology services to Viscient, respectively.

Note 12. Defined Contribution Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. During the year ended March 31, 2015, the 401(k) plan was amended (the “Amended Plan”) to include an employer matching provision. Under the terms of the Amended Plan, the Company will make matching contributions on up to the first 6% of compensation contributed by its employees. Amounts expensed under the Company’s 401(k) plan for the years ended March 31, 2023 and 2022 were approximately $10,000 and $25,000, respectively.

Note 13. Recent Accounting Pronouncements

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

Our management, under the supervision of our Executive Chairman and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, we used the framework included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year ended March 31, 2023, to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On July 12, 2023, the Board approved and adopted an amendment and restatement of our amended bylaws (as so amended and restated, the “Amended and Restated Bylaws”), effective as of such date.

The amendments effected by the Amended and Restated Bylaws address the universal proxy rules promulgated by the U.S. Securities and Exchange Commission, as set forth in Rule 14a-19 of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The amendments require any stockholder providing advance notice of director nominations to comply with Rule 14a-19 of the 1934 Act, including applicable notice and solicitation requirements. We will disregard such nominations if the stockholder fails to timely provide reasonable evidence of its compliance with Rule 14a-19 of the 1934 Act.

The amendments also enhance disclosure requirements and procedural mechanics in connection with director nominations and business proposals by stockholders (other than proposals to be included in our proxy statement pursuant to Rule 14a-8 of the 1934 Act). The amendments require, among other information, additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies. Further, a stockholder may not nominate a greater number of director candidates than there are director seats subject to election by stockholders at an annual meeting, and the Board may require any nominee to submit to interviews with the Board. In addition, any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board.

The amendments also eliminate the requirement that we make a stockholder list available during a meeting of stockholders, consistent with recent amendments to the General Corporation Law of the State of Delaware, and make various other conforming, technical and non-substantive changes.

The foregoing description of the amendments effected by the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which is attached hereto as Exhibit 3.4 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.organovo.com.

Item 11. Executive Compensation.

Information relating to executive compensation will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company’s equity compensation plans by type as of March 31, 2023:

(C)
	(A)		Number of
	Number of		securities available
	securities to be	(B)	for future issuance
	issued upon	Weighted-average	under Equity
	exercise/vesting	exercise price	Compensation Plans
	of outstanding	of outstanding	(excluding securities
	options, warrants,	options, warrants,	reflected in
Plan category	units and rights	units and rights	column (A))
Equity compensation plans approved by security holders (1)	1,528,934 (2)	$6.62	1,129,897 (3)
Equity compensation plans not approved by security holders (4)	50,000 (5)	$2.75	1,000 (6)

(1)
Includes the 2008 Plan, the 2012 Plan, the 2022 Plan, and the ESPP.
(2)
Includes stock options to purchase 1,401,217 shares of common stock with a per share weighted-average exercise price of $6.62. Also includes 127,717 restricted stock units with no exercise price.
(3)
Includes 58,426 shares of common stock available for purchase under the ESPP as of March 31, 2023.
(4)
Includes the Inducement Award Agreements and the Inducement Plan
(5)
Includes 50,000 stock options with a per share exercise price of $2.75 granted pursuant to the Inducement Plan
(6)
Includes 1,000 shares of common stock reserved for issuance pursuant to the Inducement Plan.

Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents have been filed as part of this Annual Report:
1.
Consolidated Financial Statements: The information required by this item is included in Item 8 of Part II of this annual report.
2.
Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended March 31, 2023 and 2022 and have therefore been omitted.
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

3.4*	Amended and Restated Bylaws of Organovo Holdings, Inc., effective as of July 12, 2023.

4.1*	Description of Securities.

10.1+	Organovo, Inc. 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012).

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

10.23+

Amendment No. 5 dated October 4, 2021 to Consulting Agreement dated August 25, 2021 by and between Company and Danforth Advisors LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2021).

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

10.31+	Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021).

10.32+

Form of Stock Option Agreement under the Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-254714), as filed with the SEC on March 25, 2021).

10.33+

Form of Restricted Stock Unit Agreement under the Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-254714), as filed with the SEC on March 25, 2021).

10.34	Settlement and Patent License Agreement, dated February 22, 2022, by and between Organovo Holdings, Inc. and BICO Group AB.

10.35+	Organovo Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 14, 2022)

10.36+

Form of Global Stock Option Award Agreement under the Organovo Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-268001), filed with the SEC on October 25, 2022).

10.37+

Form of Global Restricted Stock Unit Award Agreement under the Organovo Holdings, Inc. 2022 Equity Incentive Plan (incorporate3 by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-268001), filed with the SEC on October 25, 2022).

10.38*	Purchase Agreement, dated March 10, 2023, by and between Organovo Holdings, Inc. and Metacrine, Inc.

21.1*	Subsidiaries of Organovo Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page hereto).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ORGANOVO HOLDINGS, INC.

By:	/s/ Keith Murphy
Keith Murphy
Executive Chairman

Date:	July 13, 2023

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

Signature	Title	Date

/s/ Keith Murphy	Executive Chairman	July 13, 2023
Keith Murphy	(Principal Executive Officer)

/s/ Thomas Hess	Chief Financial Officer	July 13, 2023
Thomas Hess	(Principal Financial and Principal Accounting Officer)

/s/ Adam Stern	Director	July 13, 2023
Adam Stern

/s/ Douglas Cohen	Director	July 13, 2023
Douglas Cohen

/s/ David Gobel	Director	July 13, 2023
David Gobel

/s/ Vaidehi Joshi	Director	July 13, 2023
Vaidehi Joshi

/s/ Alison Milhous	Director	July 13, 2023
Alison Milhous