Form 10-Q
period 2023-06-30
ORGANOVO HOLDINGS, INC.
filed 2023-08-10
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, a total of 8,718,203 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	June 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,754	$15,301
Accounts receivable	149	152
Investment in equity securities	—	706
Prepaid expenses and other current assets	792	889
Total current assets	11,695	17,048
Fixed assets, net	850	902
Restricted cash	143	143
Operating lease right-of-use assets	1,606	1,705
Prepaid expenses and other assets, net	462	515
Total assets	$14,756	$20,313
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$488	$331
Accrued expenses	787	2,848
Operating lease liability, current portion	495	492
Total current liabilities	1,770	3,671
Operating lease liability, net of current portion	1,210	1,313
Total liabilities	2,980	4,984
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,718,203 and 8,716,906 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	9	9
Additional paid-in capital	340,792	340,317
Accumulated deficit	(329,026)	(324,998)
Accumulated other comprehensive income	2	2
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	11,776	15,329
Total Liabilities and Stockholders’ Equity	$14,756	$20,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Revenues
Royalty revenue	$75	$—
Total Revenues	75	—
Research and development expenses	1,666	1,020
Selling, general and administrative expenses	2,604	2,219
Total costs and expenses	4,270	3,239
Loss from Operations	(4,195)	(3,239)
Other Income (Expense)
Gain (loss) on investment in equity securities	12	(5)
Interest income	157	31
Total Other Income	169	26
Income Tax Expense	(2)	(2)
Net Loss	$(4,028)	$(3,215)
Net loss per common share—basic and diluted	$(0.46)	$(0.37)
Weighted average shares used in computing net loss per common share—basic and diluted	8,717,232	8,710,968
Comprehensive loss:
Net loss	$(4,028)	$(3,215)
Comprehensive loss:	$(4,028)	$(3,215)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three Months Ended June 30, 2022

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2022	8,711	$9	$337,940	—	$(1)	$(307,739)	$—	$30,209
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	660	—	—	—	—	660
Net loss	—	—	—	—	—	(3,215)	—	(3,215)
Balance at June 30, 2022 (Unaudited)	8,712	$9	$338,600	—	$(1)	$(310,954)	$—	$27,654

	Three Months Ended June 30, 2023

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2023	8,717	$9	$340,317	—	$(1)	$(324,998)	$2	$15,329
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	475	—	—	—	—	475
Net loss	—	—	—	—	—	(4,028)	—	(4,028)
Balance at June 30, 2023 (Unaudited)	8,718	$9	$340,792	—	$(1)	$(329,026)	$2	$11,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Cash Flows From Operating Activities
Net loss	$(4,028)	$(3,215)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on investment in equity securities	(12)	5
Accretion on investments	(60)	(10)
Depreciation and amortization	67	50
Stock-based compensation	475	660
Increase (decrease) in cash resulting from changes in:
Accounts receivable	3	—
Prepaid expenses and other assets	149	194
Accounts payable	157	(285)
Accrued expenses	(2,061)	181
Operating lease right-of-use assets and liabilities, net	(1)	6
Net cash used in operating activities	(5,311)	(2,414)
Cash Flows From Investing Activities
Purchases of fixed assets	(15)	(74)
Purchases of investments	(4,939)	(9,891)
Maturities of investments	5,000	—
Purchases of equity securities	—	(728)
Liquidation of equity securities	718	—
Net cash provided by (used in) investing activities	764	(10,693)
Cash Flows From Financing Activities
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents, and restricted cash	(4,547)	(13,107)
Cash, cash equivalents, and restricted cash at beginning of period	15,444	28,818
Cash, cash equivalents, and restricted cash at end of period	$10,897	$15,711
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$10,754	$15,568
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$10,897	$15,711
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2

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

The majority of the Company’s current focus is in inflammatory bowel disease ("IBD"), including CD and UC. The Company is creating high fidelity disease models, leveraging its prior work including the work found in its peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.) The Company’s current understanding of intestinal tissue models and IBD disease models leads it to believe that it can create models that provide greater insight into the biology of these diseases than are generally currently available. Using these disease models, the Company intends to identify and validate novel therapeutic targets. After finding therapeutic drug targets, the Company intends to focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these novel drug candidates towards an Investigational New Drug (“IND”) filing and potential future clinical trials.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at March 31, 2023 is derived from the Company’s audited consolidated balance sheet at that date.

The unaudited condensed consolidated financial statements include the accounts of Organovo and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, as filed with the Securities and Exchange Commission (“SEC”). Operating results for any interim period are not necessarily indicative of the operating results for any other interim period or the Company’s full fiscal year ending March 31, 2024 (see “Note 1. Description of Business”).

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company had cash and cash equivalents of approximately $10.8 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $329.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $5.3 million during the three months ended June 30, 2023.

Through June 30, 2023, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research service-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the three months ended June 30, 2023, the Company issued zero shares of its common stock through its ATM facility.

Based on the Company's current operating plan and available cash resources, it will need substantial additional funding to support future operating activities. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by it raise substantial doubt about its ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As the Company continues its operations and is focusing its efforts on drug discovery and development, the Company will need to raise additional capital to implement this business plan. The Company cannot predict with certainty the exact amount or timing for any future capital raises. The Company will seek to raise additional capital through debt or equity financings, or through some other financing arrangement. However, the Company cannot be sure that additional financing will be available if and when needed, or that, if available, it can obtain financing on terms favorable to its stockholders. Any failure to obtain financing when required will have a material adverse effect on the Company’s business, operating results, and financial condition.

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

Investments in debt securities consist of investments in U.S. Treasury bills. As of June 30, 2023, all investments that have original maturities of three months or less are classified as cash equivalents on the Condensed Consolidated Balance Sheets. Prior to December 31, 2022, the Company classified certain investments as held-to-maturity. All investments previously classified as held-to-maturity matured prior to December 31, 2022. As of June 30, 2023 and March 31, 2023, all investments are classified as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale debt securities are recorded at fair value. Any unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders' equity until realized. As U.S. Treasury bills have minimal risk, any declines in fair value are considered temporary.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), the assumed vesting of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2023 and 2022 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 1.7 million at June 30, 2023 and 2.0 million at June 30, 2022.

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

Note 3. Investments and fair value measurement

Investments in debt securities

As of June 30, 2023, the Company held $5.0 million of investments in debt securities (which are included in the $10.8 million of cash and cash equivalents). For the three months ended June 30, 2023, there was $0.1 million of interest income related to the investments in debt securities. There were less than $0.1 million of unrealized gains recorded on investments in debt securities for the three months ended June 30, 2023. As the investments in debt securities consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

The following table summarizes the Company's investments in debt securities that are measured at fair value as of June 30, 2023 (in thousands):

	Amortized costs basis	Gross unrealized gains	Gross unrealized losses	Fair value
As of March 31, 2023
Investment in debt securities	$4,943	$2	$—	$4,945
As of June 30, 2023
Investment in debt securities	$4,991	$2	$—	$4,993

Investments in equity securities

For the three months ended June 30, 2023, there was $0.7 million of equity securities liquidated and less than a $0.1 million gain on the investment in equity securities. As of June 30, 2023, the fair value of investment in equity securities was zero, as a result of the liquidation of the shares by the underlying company during the three months ended June 30, 2023. As the investment in equity securities consist of common stock from active markets, the fair value is measured using level 1 inputs.

The following table presents the activity for investments in equity securities measured at fair value for the three months ended June 30, 2023 (in thousands):

Investment in Equity Securities (in thousands)
Balance at March 31, 2023	$706
Purchases at cost	—
Liquidation of equity securities	(718)
Gain on investment in equity securities	12
Balance at June 30, 2023	$—

Note 4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no current plans to issue shares of preferred stock.

Common Stock

In March 2021, the Company's Board of Directors ("Board") approved the 2021 Inducement Equity Incentive Plan ("Inducement Plan"). The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards.

On October 12, 2022, the Company's stockholders and the Board approved the 2022 Equity Incentive Plan ("2022 Plan"), and it became effective on that date. The 2022 Plan replaced the Amended and Restated 2012 Equity Incentive Plan ("2012 Plan") on the effective date. Upon the effective date, the Company ceased granting awards under the 2012 Plan and any shares remaining available for future issuance under the 2012 Plan were cancelled and are no longer available for future issuance. The 2012 Plan continues to govern awards previously granted under it. At the time the Board approved the 2022 Plan, an aggregate of 1,363,000 shares of the Company’s common stock was initially reserved for issuance under the 2022 Plan. The Company committed to reducing the new 2022 Plan share reserve by the number of shares that were granted under the 2012 Plan and the Inducement Plan between July 25, 2022 and October 12, 2022. From July 25, 2022 to October 12, 2022, the Company issued 126,262 shares of its common stock under the 2012 Plan. As a result, the number of shares reserved for future issuance under the 2022 Plan is 1,236,738 shares of common stock. The Company also committed to reducing the aggregate number of shares of its common stock issuable pursuant to the Inducement Plan from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced effective October 12, 2022.

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

On March 16, 2018, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, the Company filed a prospectus supplement to the 2021 Shelf (the “ATM Prospectus Supplement”), pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the 2021 Shelf. During the three months ended June 30, 2023, the Company issued zero shares of common stock in ATM offerings under the ATM Prospectus Supplement. As of June 30, 2023, the Company has sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, with gross proceeds of approximately $21.7 million. As of June 30, 2023, there was approximately $100.0 million available for future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $28.3 million available for future offerings through the Company’s ATM program under the ATM Prospectus Supplement.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the three months ended June 30, 2023:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2023	127,717	$2.22
Granted	—	$—
Vested	(1,325)	$10.79
Cancelled / forfeited	—	$—
Unvested at June 30, 2023	126,392	$2.15

Stock Options

During the three months ended June 30, 2023, under the 2022 Plan, 131,257 stock options were granted at various exercise prices.

On October 7, 2021, the Company granted 30,000 and 7,500 stock options, respectively, to its Executive Chairman and its Chief Scientific Officer under the 2012 Plan. These stock options have unique vesting criteria based on specific Company performance conditions. The vesting criteria relates to the Company closing a seven-figure cash up front deal with a major pharmaceutical company. As of June 30, 2023, management estimated there was a 0% probability of achievement, and therefore no expense has been recorded to date.

The following table summarizes the Company’s stock option activity from March 31, 2023 to June 30, 2023:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2023	1,451,217	$6.49	$38,327
Options granted	131,257	$1.81	$—
Options cancelled / forfeited	—	$—	$—
Options exercised	—	$—	$—
Outstanding at June 30, 2023	1,582,474	$6.10	$7,732
Vested and Exercisable at June 30, 2023	626,849	$6.95	$175

The weighted average remaining contractual term of stock options exercisable and outstanding at June 30, 2023 was approximately 7.77 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the Employee Stock Purchase Plan ("ESPP"). The Company reserved 75,000 shares of common stock for issuance thereunder. The ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At June 30, 2023, there were 58,426 shares available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at June 30, 2023:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	1,345,664
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the 2022 Plan	186,810
Common stock reserved under the 2022 Plan	940,214
Common stock reserved under the ESPP	58,426
Common stock reserved under the 2021 Inducement Equity Plan	1,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	8,750
Common stock issuable pursuant to restricted stock units outstanding under the 2022 Plan	117,642
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Total at June 30, 2023	2,708,506

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Research and development	$107	$121
General and administrative	368	539
Total	$475	$660

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2023 was approximately $2.3 million and the weighted average period over which these grants are expected to vest is 2.03 years.

The total unrecognized compensation cost related to unvested RSUs as of June 30, 2023 was approximately $0.1 million, which will be recognized over a weighted average period of 1.19 years.

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

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Dividend yield	—	—
Volatility	98.51%	94.50%
Risk-free interest rate	3.95%	2.97%
Expected life of options	6.00 years	6.00 years
Weighted average grant date fair value	$1.45	$2.25

The fair value of each RSU and performance-based RSU is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption is based on U.S. Treasury rates. The expected life is the 6-month purchase period. There were no participants in the ESPP for the current purchase period (beginning March 1, 2023), nor any participants in the ESPP for the comparative period.

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

As part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. For the three months ended June 30, 2023, the Company recorded $75,000 of royalty revenue based on sales-based royalties from the License Agreement. This recognized revenue is related to sales-based royalties earned from April 1, 2023 through June 30, 2023.

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

The license agreement with the University of Missouri also includes an additional sales royalty of 3% of all revenue received from a sublicensee, when such sublicense is entered pursuant to settlement of litigation. Such revenue shall include, but not be limited to, all option fees, license issue fees (up-front payments), license maintenance fees, equity, and all royalty payments. Such revenue shall not include research funding provided to licensee by sublicensee. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of June 30, 2023, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the License Agreement. Therefore, no royalty expense to the University of Missouri was recorded for the three months ended June 30, 2023. No royalty expense related to sales-based royalties has been recorded to date.

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

In addition to the annual royalties noted above, the University is owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of June 30, 2023, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the License Agreement. Therefore, no royalty expense to Clemson University was recorded for the three months ended June 30, 2023. No royalty expense related to sales-based royalties has been recorded to date.

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

Operating Leases

On November 23, 2020, the Company entered into a lease agreement, pursuant to which the Company permanently leased approximately 8,051 square feet of lab and office space (the “Permanent Lease”) in San Diego once certain tenant improvements were completed by the landlord and the premises were ready for occupancy. Additionally, on November 17, 2021, the Permanent Lease was amended to add an additional 2,892 square feet of office space in the same building. The Permanent Lease commenced on December 17, 2021 and is intended to serve as the Company’s permanent premises for approximately sixty-two months. Monthly rental payments will be approximately $40,800 with 3% annual escalators.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of June 30, 2023 (in thousands):

June 30, 2023
ASSETS
Operating lease right-of-use assets	$1,606
Total lease right-of-use assets	$1,606

LIABILITIES
Current
Operating lease liability	$495
Noncurrent
Operating lease liability, net of current portion	$1,210
Total lease liabilities	$1,705

Weighted average remaining lease term:	3.58 years
Weighted average discount rate:	6%

Variable lease expense was approximately $36,000 and $41,000 for the three months ended June 30, 2023 and 2022, respectively. Operating lease expense was approximately $126,000 and $129,000 for the three months ended June 30, 2023 and 2022, respectively.

Cash flows associated with the Company’s operating lease for the three months ended June 30, 2023 and 2022 was approximately $126,000 and $122,000, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of June 30, 2023, are as follows (in thousands):

Fiscal year ending March 31, 2024	$382
Fiscal year ending March 31, 2025	523
Fiscal year ending March 31, 2026	538
Fiscal year ending March 31, 2027	460
Total future lease payments	1,903
Less: Imputed interest	(198)
Total lease obligations	1,705
Less: Current obligations	(495)
Noncurrent lease obligations	$1,210

Note 8. Concentrations

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three months ended June 30, 2023 and 2022, the Company incurred no consulting expenses from Viscient. Additionally, for the three months ended June 30, 2023 and 2022, the Company provided approximately $10,000 and $11,000 of histology services to Viscient, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. This management’s discussion and analysis contains forward-looking statements, such as statements related to our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission on July 14, 2023, and discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q, that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Unless the context otherwise requires, the terms “Organovo,” the “Company”, “we”, “us” and “our” in this Quarterly Report on Form 10-Q refer to Organovo Holdings, Inc. and its wholly owned subsidiaries, Organovo, Inc. and Opal Merger Sub, Inc.

Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2023, filed with the SEC on Form 10-K on July 14, 2023, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

The majority of our current focus is on inflammatory bowel disease ("IBD"), including CD and UC. We are creating high fidelity disease models, leveraging our prior work including the work found in our peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.) Our current understanding of intestinal tissue models and IBD models leads us to believe that we can create models that provide greater insight into the biology of these diseases than are generally currently available. Using these disease models, we have identified and validated novel therapeutic targets. After finding therapeutic drug targets, we will focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these drug candidates towards an Investigational New Drug (“IND”) filing and potential future clinical trials. We may also form partnerships around the development of targets or therapeutics for the treatment of IBD.

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

There have been no significant changes to our critical accounting policies since March 31, 2023. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on July 14, 2023.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands, except %):

	Three Months Ended
	June 30,		Increase
	2023	2022	$	%
Revenues	$75	$—	$75	100%
Research and development	$1,666	$1,020	$646	63%
Selling, general and administrative	$2,604	$2,219	$385	17%
Other income	$169	$26	$143	550%

Revenues

For the three months ended June 30, 2023, total revenue was $0.1 million, an increase of 100% from the three months ended June 30, 2022. The increase in revenue is related to sales-based royalties from licensing intellectual property.

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	June 30, 2023	% of total	June 30, 2022	% of total	$	%
Research and development	$1,505	91%	$863	84%	$642	74%
Non-cash stock-based compensation	107	6%	121	12%	(14)	(12%)
Depreciation and amortization	54	3%	36	4%	18	50%
Total research and development expenses	$1,666	100%	$1,020	100%	$646	63%

For the three months ended June 30, 2023, research and development expenses were $1.7 million, an increase of $0.7 million, or approximately 63% from the prior year period. The increase year over year directly relates to the increase in headcount and research and development activities. Our average full-time research and development staff increased from an average of fourteen full-time employees for the three months ended June 30, 2022 to an average of eighteen full-time employees for the three months ended June 30, 2023. Our fiscal 2024 operations resulted in a $0.3 million increase in personnel related costs, a $0.2 million increase in lab expenses, a $0.1 million increase in consulting expenses, and a $0.1 million increase in facilities expenses. Going forward, we intend to continue to increase research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	June 30, 2023	% of total	June 30, 2022	% of total	$	%
Selling, general and administrative	$2,223	86%	$1,666	75%	$557	33%
Non-cash stock-based compensation	368	14%	539	24%	(171)	(32%)
Depreciation and amortization	13	0%	14	1%	(1)	(7%)
Total selling, general and administrative expenses	$2,604	100%	$2,219	100%	$385	17%

For the three months ended June 30, 2023, selling, general and administrative expenses were approximately $2.6 million, an increase of $0.4 million, or approximately 17%, compared to the prior year period. The increase year over year relates to an increase in legal and consulting expenses. Our average full-time general and administrative staff remained at an average of five full-time employees for the three months ended June 30, 2023. Our fiscal 2024 operations resulted in a $0.1 million decrease in personnel related costs, offset by a $0.4 million increase in legal and corporate expenses and a $0.1 million increase in consulting expenses.

Other Income

Other income was $0.2 million for the three months ended June 30, 2023, and less than $0.1 million for the three months ended June 30, 2022.

Financial Condition, Liquidity and Capital Resources

Going forward, we intend to leverage our proprietary technology platform to develop therapeutic drugs. Our initial plan is to focus on IBD, including CD and UC with a goal of broadening our work into additional therapeutic areas over time.

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2023, we had cash and cash equivalents of approximately $10.8 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $329.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $5.3 million during the three months ended June 30, 2023. At March 31, 2023, we had cash and cash equivalents of approximately $15.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $325.0 million.

At June 30, 2023, we had total current assets of approximately $11.7 million and current liabilities of approximately $1.8 million, resulting in working capital of $9.9 million. At March 31, 2023, we had total current assets of approximately $17.0 million and current liabilities of approximately $3.7 million, resulting in working capital of $13.3 million.

The following table summarizes the primary sources and uses of cash for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,311)	$(2,414)
Investing activities	764	(10,693)
Financing activities	—	—
Net decrease in cash, cash equivalents, and restricted cash	$(4,547)	$(13,107)

Operating activities

Net cash used in operating activities for the three months ended June 30, 2023 was approximately $5.3 million as compared to $2.4 million used in operating activities for the three months ended June 30, 2022. This $2.9 million increase in operating cash usage can be attributed primarily to the increase in research and development activities. Operating cash usage includes $2.0 million of cash outflows for acquired in-process research and development of Metacrine's FXR drug compound, related research data, and IP.

Investing activities

Net cash provided by investing activities was $0.8 million for the three months ended June 30, 2023. Investing activities consisted of the purchases of investments of $4.9 million, the maturities of investments of $5.0 million, the liquidation of equity securities of $0.7 million, and fixed asset purchases of less than $0.1 million. Net cash used in investing activities, consisting primarily of purchases of investments and purchases of equity securities, was $10.7 million for the three months ended June 30, 2022.

Financing activities

There were no cash financing activities during the three months ended June 30, 2023 and 2022.

Operations funding requirements

Through June 30, 2023, we have financed our operations primarily through the sale of common stock through public and ATM offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

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

During the three months ended June 30, 2023, we sold no shares of common stock in ATM offerings. As of June 30, 2023, we have sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, for gross proceeds of approximately $21.7 million. As of June 30, 2023, there was approximately $100.0 million available in future offerings under the 2021 Shelf, and approximately $28.3 million available for future offerings through our ATM program under the ATM Prospectus Supplement.

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

As of June 30, 2023, we had 8,718,203 total issued and outstanding shares of common stock.

On October 12, 2022, our stockholders and the Board of Directors ("Board") approved the 2022 Equity Incentive Plan ("2022 Plan"), and it became effective on that date. The 2022 Plan replaced the 2012 Equity Incentive Plan ("2012 Plan") on the effective date. Upon the effective date, we ceased granting awards under the 2012 Plan and any shares remaining available for future issuance under the 2012 Plan were cancelled and are no longer available for future issuance. The 2012 Plan continues to govern awards previously granted under it. At the time the Board approved the 2022 Plan, an aggregate of 1,363,000 shares of our common stock was initially reserved for issuance under the 2022 Plan. We committed to reducing the new 2022 Plan share reserve by the number of shares that were granted under the 2012 Plan and the Inducement Plan between July 25, 2022 and October 12, 2022. From July 25, 2022 to October 12, 2022, we issued 126,262 shares of common stock under the 2012 Plan. As a result, the number of shares reserved for future issuance under the 2022 Plan is 1,236,738 shares of common stock as of June 30, 2023. We also committed to reducing the aggregate number of shares of common stock issuable pursuant to the 2021 Inducement Equity Incentive Plan ("Inducement Plan") from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced effective October 12, 2022.

The 2022 Plan provides for the issuance of up to 1,236,738 shares of our common stock, of which 940,214 shares remain available for issuance as of June 30, 2023, to executive officers, directors, advisory board members, employees and consultants. The 2012 Plan, as amended, provides for the issuance of up to 2,327,699 shares of our common stock, of which no shares remain available for issuance as of June 30, 2023. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan (“ESPP”), of which 58,426 shares remain available for future issuance as of June 30, 2023. Finally, 51,000 shares of common stock have been reserved for issuances under our Inducement Plan, of which 1,000 remain available for future issuance as of June 30, 2023. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2022 Plan, the 2012 Plan, the Inducement Plan, and the ESPP total 11,426,709 shares of common stock as of June 30, 2023.

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

Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on July 14, 2023.

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

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell up to $28.3 million of additional shares of our common stock to the public through an “at the market” offering. In the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of August 1, 2023, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Our financial statements as of June 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of June 30, 2023 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

We have generated operating losses each year since we began operations, including $4.2 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $329.0 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of June 30, 2023, there were an aggregate of 11,426,709 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,649,080 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 58,426 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended June 30, 2023:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)
April 1, 2023 - April 30, 2023	—		$—
May 1, 2023 - May 31, 2023	28	(1)	$1.85
June 1, 2023 - June 30, 2023	—		$—
Total	28		$1.85

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

ORGANOVO HOLDINGS, INC.

Date: August 10, 2023	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman

Date: August 10, 2023	By:	/s/ Thomas Hess
	Name:	Thomas Hess
	Title:	Chief Financial Officer (Principal Financial Officer)