Form 10-Q
period 2023-09-30
ORGANOVO HOLDINGS, INC.
filed 2023-11-09
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, a total of 8,837,095 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,617	$15,301
Accounts receivable	55	152
Investment in equity securities	—	706
Prepaid expenses and other current assets	624	889
Total current assets	8,296	17,048
Fixed assets, net	808	902
Restricted cash	143	143
Operating lease right-of-use assets	1,505	1,705
Prepaid expenses and other assets, net	409	515
Total assets	$11,161	$20,313
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$435	$331
Accrued expenses	666	2,848
Operating lease liability, current portion	499	492
Total current liabilities	1,600	3,671
Operating lease liability, net of current portion	1,105	1,313
Total liabilities	2,705	4,984
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,719,453 and 8,716,906 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	9	9
Additional paid-in capital	341,467	340,317
Accumulated deficit	(333,020)	(324,998)
Accumulated other comprehensive income	1	2
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	8,456	15,329
Total Liabilities and Stockholders’ Equity	$11,161	$20,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Royalty revenue	$—	$77	$75	$77
Total Revenues	—	77	75	77
Research and development expenses	1,335	1,231	3,001	2,251
Selling, general and administrative expenses	2,780	2,200	5,384	4,419
Total costs and expenses	4,115	3,431	8,385	6,670
Loss from Operations	(4,115)	(3,354)	(8,310)	(6,593)
Other Income (Expense)
(Loss) gain on investment in equity securities	—	(70)	12	(75)
Interest income	121	103	278	134
Total Other Income	121	33	290	59
Income Tax Expense	—	—	(2)	(2)
Net Loss	$(3,994)	$(3,321)	$(8,022)	$(6,536)
Other Comprehensive Loss:
Unrealized loss on available-for-sale debt securities	$(1)	$—	$(1)	$—
Comprehensive Loss	$(3,995)	$(3,321)	$(8,023)	$(6,536)
Net loss per common share—basic and diluted	$(0.46)	$(0.38)	$(0.92)	$(0.75)
Weighted average shares used in computing net loss per common share—basic and diluted	8,718,502	8,712,284	8,717,870	8,711,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Six Months Ended September 30, 2022

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2022	8,711	$9	$337,940	—	$(1)	$(307,739)	$—	$30,209
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	660	—	—	—	—	660
Net loss	—	—	—	—	—	(3,215)	—	(3,215)
Balance at June 30, 2022 (Unaudited)	8,712	$9	$338,600	—	$(1)	$(310,954)	$—	$27,654
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	673	—	—	—	—	673
Net loss	—	—	—	—	—	(3,321)	—	(3,321)
Balance at September 30, 2022 (Unaudited)	8,713	$9	$339,273	—	$(1)	$(314,275)	$—	$25,006

	Three and Six Months Ended September 30, 2023

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2023	8,717	$9	$340,317	—	$(1)	$(324,998)	$2	$15,329
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	475	—	—	—	—	475
Net loss	—	—	—	—	—	(4,028)	—	(4,028)
Balance at June 30, 2023 (Unaudited)	8,718	$9	$340,792	—	$(1)	$(329,026)	$2	$11,776
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	675	—	—	—	—	675
Net loss	—	—	—	—	—	(3,994)	—	(3,994)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023 (Unaudited)	8,719	$9	$341,467	—	$(1)	$(333,020)	$1	$8,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities
Net loss	$(8,022)	$(6,536)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on investment in equity securities	(12)	75
Accretion on investments	(103)	(62)
Depreciation and amortization	138	104
Stock-based compensation	1,150	1,333
Increase (decrease) in cash resulting from changes in:
Accounts receivable	97	—
Prepaid expenses and other assets	371	443
Accounts payable	104	26
Accrued expenses	(2,182)	(27)
Operating lease right-of-use assets and liabilities, net	(1)	13
Net cash used in operating activities	(8,460)	(4,631)
Cash Flows From Investing Activities
Purchases of fixed assets	(42)	(193)
Purchases of investments	(7,900)	(9,893)
Maturities of investments	8,000	—
Purchases of equity securities	—	(1,061)
Sales of equity securities	—	368
Liquidation of equity securities	718	—
Net cash provided by (used in) investing activities	776	(10,779)
Cash Flows From Financing Activities
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents, and restricted cash	(7,684)	(15,410)
Cash, cash equivalents, and restricted cash at beginning of period	15,444	28,818
Cash, cash equivalents, and restricted cash at end of period	$7,760	$13,408
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$7,617	$13,265
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$7,760	$13,408
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Nature of Operations

Organovo Holdings, Inc. (“Organovo Holdings,” “Organovo,” and the “Company”) is a pharmaceutical and biotechnology company that focuses on clinical drug development of the farnesoid X receptor (“FXR”) agonist FXR314. FXR is a mediator of gastrointestinal and liver diseases. FXR agonism has been tested in a variety of preclinical models of inflammatory bowel disease ("IBD"). FXR314 is the lead compound in the Company's established FXR program containing two clinically tested compounds (including FXR314) and over 2,000 discovery or preclinical compounds. FXR314 is a drug with safety and tolerability after daily oral dosing in Phase 1 and Phase 2 trials. Further, FXR314 has FDA clinical trial authorization for a Phase 2 trial in ulcerative colitis ("UC").

The Company’s current clinical focus is in advancing FXR314 in IBD, including UC and Crohn’s disease (“CD”). The Company plans to start a Phase 2a clinical trial in UC in the calendar year 2024.

A second focus of the Company is building high fidelity, 3D tissues that recapitulate key aspects of human disease. The Company uses its proprietary technology to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. Management believes these attributes can enable critical complex, multicellular disease models that can be used to develop clinically effective drugs across multiple therapeutic areas.

As with the clinical development program, the Company is initially focusing on the intestine and has ongoing 3D tissue development efforts in human tissue models of UC and CD. The Company uses these models to identify new molecular targets responsible for driving these diseases and to explore the mechanism of action of known drugs including FXR314 and related molecules. The Company intends to initiate drug discovery programs around these new validated targets to identify drug candidates for partnering and/or internal clinical development.

The Company’s current understanding of intestinal tissue models and IBD disease models leads it to believe that it can create models that provide greater insight into the biology of these diseases than are generally currently available. The Company is creating high fidelity disease models, leveraging its prior work including the work found in its peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.) Organovo’s advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had cash and cash equivalents of approximately $7.6 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $333.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $8.5 million during the six months ended September 30, 2023.

Through September 30, 2023, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research service-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the six months ended September 30, 2023, the Company issued zero shares of its common stock through its ATM facility.

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

Investments in debt securities consist of investments in U.S. Treasury bills. As of September 30, 2023, all investments that have original maturities of three months or less are classified as cash equivalents on the Condensed Consolidated Balance Sheets. Prior to

December 31, 2022, the Company classified certain investments as held-to-maturity. All investments previously classified as held-to-maturity matured prior to December 31, 2022. As of September 30, 2023 and March 31, 2023, all investments are classified as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale debt securities are recorded at fair value. Any unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders' equity until realized. As U.S. Treasury bills have minimal risk, any declines in fair value are considered temporary.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“ 2016 ESPP”), the assumed vesting of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for each of the six months ended September 30, 2023 and 2022 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 1.0 million at September 30, 2023 and 1.4 million at September 30, 2022.

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

The Company has considered a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the Company is a principal vs. agent, whether the elements are distinct performance obligations, whether there are determinable stand-alone prices, and whether any licenses are functional or symbolic. The Company has evaluated each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, non-refundable upfront fees have been considered fixed, while sales-based royalty payments have been identified as variable consideration which must be evaluated to determine if it has been constrained and, therefore, excluded from the transaction price. Please refer to “Note 6: Collaborative Research, Development, and License Agreements” for further information.

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

Note 3. Investments and Fair Value Measurement

Investments in debt securities

As of September 30, 2023, the Company held $3.0 million of investments in debt securities (which are included in the $7.6 million of cash and cash equivalents). For each of the three and six months ended September 30, 2023, there was $0.1 million of interest income related to the investments in debt securities. As the investments in debt securities consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

The following table summarizes the Company's investments in debt securities that are measured at fair value as of September 30, 2023 (in thousands):

	Amortized costs basis	Gross unrealized gains	Gross unrealized losses	Fair value
As of March 31, 2023
Investment in debt securities	$4,943	$2	$—	$4,945
As of September 30, 2023
Investment in debt securities	$2,992	$1	$—	$2,993

Investments in equity securities

For the six months ended September 30, 2023, there was $0.7 million of equity securities liquidated and less than a $0.1 million gain on the investment in equity securities. As of September 30, 2023, the fair value of investment in equity securities was zero, as a result of the liquidation of the shares by the underlying company during the six months ended September 30, 2023. As the investment in equity securities consists of common stock from active markets, the fair value is measured using level 1 inputs.

The following table presents the activity for investments in equity securities measured at fair value for the six months ended September 30, 2023 (in thousands):

Investment in Equity Securities (in thousands)
Balance at March 31, 2023	$706
Liquidation of equity securities	(718)
Gain on investment in equity securities	12
Balance at September 30, 2023	$—

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Accrued compensation	$283	$609
Accrued legal and professional fees	49	193
Acquired in-process research and development	—	2,000
Other accrued expenses	334	46
	$666	$2,848

Note 5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no current plans to issue shares of preferred stock.

Common Stock

In March 2021, the Company's Board of Directors ("Board") approved the 2021 Inducement Equity Incentive Plan ("Inducement Plan"). The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards. The only persons eligible to receive grants under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. The Company also committed to reducing the aggregate number of shares of its common stock issuable pursuant to the Inducement Plan from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced accordingly effective October 12, 2022. As of September 30, 2023, there were 1,000 shares available for future grant under the Inducement Plan.

On October 12, 2022, the Company's stockholders and the Board approved the 2022 Equity Incentive Plan ("2022 Plan"), and it became effective on that date. The 2022 Plan replaced the Amended and Restated 2012 Equity Incentive Plan ("2012 Plan") on the effective date. Upon the effective date, the Company ceased granting awards under the 2012 Plan and any shares remaining available for future issuance under the 2012 Plan were cancelled and are no longer available for future issuance. The 2012 Plan continues to govern awards previously granted under it. At the time the Board approved the 2022 Plan, an aggregate of 1,363,000 shares of the Company’s common stock was initially reserved for issuance under the 2022 Plan. The Company committed to reducing the 2022 Plan share reserve by the number of shares that were granted under the 2012 Plan and the Inducement Plan between July 25, 2022 and October 12, 2022. From July 25, 2022 to October 12, 2022, the Company issued 126,262 shares of its common stock under the 2012 Plan. As a result, the number of shares initially reserved for future issuance under the 2022 Plan was 1,236,738 shares of common stock. As of September 30, 2023, 1,672,574 shares were available for future grant under the 2022 Plan and 174,264 shares were subject to outstanding stock options.

The Company previously had an effective shelf registration statement on Form S-3 (File No. 333-222929), declared effective by the SEC on February 22, 2018 (the “2018 Shelf”), which registered $100.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing, that expired on February 22, 2021. On January 19, 2021, the Company filed a shelf registration statement on Form S-3 (File No. 333-252224) to register $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2021 Shelf”). The 2021 Shelf was declared effective by the SEC on January 29, 2021 and replaced the 2018 Shelf at that time.

On March 16, 2018, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, the Company filed a prospectus supplement to the 2021 Shelf (the “ATM Prospectus Supplement”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the 2021 Shelf. During the six months ended September 30, 2023, the Company issued zero shares of common stock in ATM offerings under the ATM Prospectus Supplement. As of September 30, 2023, the Company has sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, with gross proceeds of approximately $21.7 million. As of September 30, 2023, there was approximately $100.0 million available for future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $28.3 million available for future offerings through the Company’s ATM program under the ATM Prospectus Supplement.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the six months ended September 30, 2023:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2023	127,717	$2.22
Granted	—	$—
Vested	(2,575)	$10.54
Cancelled / forfeited	—	$—
Unvested at September 30, 2023	125,142	$2.05

Stock Options

During the six months ended September 30, 2023, under the 2022 Plan, 131,257 stock options were granted at various exercise prices.

On August 28, 2023, the Company's Executive Chairman voluntarily forfeited 462,500 outstanding stock options, of which 312,918 were unvested and therefore cancelled, and 149,582 were vested and therefore expired. The forfeited stock option awards were not replaced by other awards or other compensation and there is no plan to replace the forfeited awards. Therefore, all previous unrecognized compensation expense associated with the forfeited awards, approximately $519,000, was recognized as a selling, general, and administrative expense on the date of forfeiture.

The following table summarizes the Company’s stock option activity from March 31, 2023 to September 30, 2023:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2023	1,451,217	$6.49	$38,327
Options granted	131,257	$1.81	$—
Options cancelled / forfeited	(575,278)	$7.21	$—
Options expired	(157,082)	$7.73	$—
Outstanding at September 30, 2023	850,114	$5.05	$—
Vested and Exercisable at September 30, 2023	514,797	$6.55	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at September 30, 2023 was approximately 5.08 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the 2016 ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. The 2016 ESPP permits employees after five months of service to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the 2016 ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering period commenced in September 2016. At September 30, 2023, there were 58,426 shares available for purchase under the 2016 ESPP.

In July 2023, the Board adopted, and on October 31, 2023, the Company's stockholders subsequently approved, the 2023 Employee Stock Purchase Plan (the "2023 ESPP"). The 2023 ESPP became effective on October 31, 2023 and replaced the 2016 ESPP on that date. The Company reserved 45,000 shares of common stock for issuance thereunder.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at September 30, 2023:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	625,850
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the 2022 Plan	174,264
Common stock reserved under the 2022 Plan	1,672,574
Common stock reserved under the 2016 ESPP	58,426
Common stock reserved under the 2021 Inducement Equity Plan	1,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	7,500
Common stock issuable pursuant to restricted stock units outstanding under the 2022 Plan	117,642
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Total at September 30, 2023	2,707,256

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Research and development	$(60)	$125	$47	$246
General and administrative	735	548	1,103	1,087
Total	$675	$673	$1,150	$1,333

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2023 was approximately $0.7 million and the weighted average period over which these grants are expected to vest is 2.53 years.

The total unrecognized compensation cost related to unvested RSUs as of September 30, 2023 was less than $0.1 million, which will be recognized over a weighted average period of 1.20 years.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2023*	September 30, 2022	September 30, 2023	September 30, 2022
Dividend yield	—	—	—	—
Volatility	0.00%	95.93%	98.51%	95.41%
Risk-free interest rate	0.00%	3.30%	3.95%	3.18%
Expected life of options	0	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$—	$1.85	$1.45	$1.99

*There were no stock options granted during the three months ended September 30, 2023.

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

Note 6. Collaborative Research, Development, and License Agreements

License Agreements

From June 2021 to February 2022, certain patents owned or sublicensed by the Company became the subject of inter partes review proceedings filed by Cellink AB and its subsidiaries (collectively, “BICO Group AB”). The Company and BICO Group AB were also engaged in litigation regarding patent infringement during the same time period. On February 22, 2022, the Company and BICO Group AB signed a settlement and patent license agreement (“License Agreement”) to close all matters noted above. In addition to closing all legal matters and patent disputes noted above, as part of the agreement, the Company agreed to grant a non-exclusive license to BICO Group AB to use the Company’s aforementioned patents for its business operations of manufacturing and selling bioprinters as well as bioinks. The Company concluded that the nature of the license granted represents functional intellectual property.

As part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. For the six months ended September 30, 2023, the Company recorded $75,000 of royalty revenue based on sales-based royalties from the License Agreement. This recognized revenue is related to sales-based royalties earned from April 1, 2023 through September 30, 2023.

Also as part of the License Agreement, certain patents involved in the agreement are sublicensed by the Company from the University of Missouri and Clemson University. See below for further information.

University of Missouri

In March 2009, the Company entered into a license agreement with the Curators of the University of Missouri ("University of Missouri") to in-license certain technology and intellectual property relating to self-assembling cell aggregates and intermediate cellular units. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay the University of Missouri royalties ranging from 1% to 3% of net sales of covered tissue products, and of the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales achieved by the Company each year.

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

On December 5, 2022, the Company amended the license agreement with the University of Missouri, where the Company agreed to pay a single, up-front payment of $50,000 to the University of Missouri in exchange for the aforementioned licensed intellectual property to be fully paid up by the Company. As a result, the Company will continue to have rights to the licensed intellectual property until its expiration, but will no longer owe minimum annual royalty payments, royalty payments based on net sales, or any other payments (other than patent annuities and any prosecution costs) in the future.

Clemson University

In May 2011, the Company entered into a license agreement with Clemson University Research Foundation ("CURF") to in-license certain technology and intellectual property relating to ink-jet printing of viable cells. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay CURF royalties ranging from 1.5% to 3% of net sales of covered tissue products and the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales reached each year. The license agreement terminates upon expiration of the patents licensed, which are expected to expire in May 2024, and is subject to certain conditions as defined in the license agreement. Minimum annual royalty payments of $20,000 were due for two years beginning in calendar 2014, and $40,000 per year beginning in calendar 2016. Royalty payments of $40,000 were made in each of the years ended March 31, 2023 and 2022. The annual minimum royalty is creditable against royalties owed during the same calendar year.

In addition to the annual royalties noted above, CURF is owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of September 30, 2023, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the license agreement. Therefore, no royalty expense to CURF was recorded for the six months ended September 30, 2023. No royalty expense related to sales-based royalties has been recorded to date.

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

The Company determined that the Permanent Lease is considered an operating lease under ASC 842, and therefore upon the lease commencement date of December 17, 2021, recognized lease liabilities and corresponding right-of-use assets of $2.3 million. The Company records operating lease expense on a straight-line basis over the life of the lease (referred to as “operating lease expense”). Variable lease expenses associated with the Company’s leases, such as payments for additional monthly fees to cover the Company’s share of certain facility expenses (common area maintenance) are expensed as incurred.

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of September 30, 2023 (in thousands except the year and percentage):

September 30, 2023
ASSETS
Operating lease right-of-use assets	$1,505
Total lease right-of-use assets	$1,505

LIABILITIES
Current
Operating lease liability	$499
Noncurrent
Operating lease liability, net of current portion	$1,105
Total lease liabilities	$1,604

Weighted average remaining lease term:	3.33
Weighted average discount rate:	6%

Variable lease expense was approximately $39,000 and $75,000 for the three and six months ended September 30, 2023, respectively, and approximately $41,000 and $76,000 for the three and six months ended September 30, 2022, respectively. Operating lease expense was approximately $126,000 and $252,000 for the three and six months ended September 30, 2023, respectively, and approximately $129,000 and $258,000 for the three and six months ended September 30, 2022, respectively.

Cash flows associated with the Company’s operating lease for the three and six months ended September 30, 2023, were approximately $126,000 and $252,000 respectively, and approximately $122,000 and $245,000 for the three and six months ended September 30, 2022, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of September 30, 2023, are as follows (in thousands):

Fiscal year ending March 31, 2024	$256
Fiscal year ending March 31, 2025	523
Fiscal year ending March 31, 2026	538
Fiscal year ending March 31, 2027	460
Total future lease payments	1,777
Less: Imputed interest	(173)
Total lease obligations	1,604
Less: Current obligations	(499)
Noncurrent lease obligations	$1,105

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

Viscient Biosciences (“Viscient”) is an entity for which Keith Murphy, the Company’s Executive Chairman, serves as the Chief Executive Officer and President. Dr. Jeffrey Miner, the Company’s former Chief Scientific Officer, is also the Chief Scientific Officer of Viscient, and Thomas Jurgensen, the Company’s former General Counsel, previously served as outside legal counsel to Viscient through his law firm, Optima Law Group, APC.

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which include, but are not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three and six months ended September 30, 2023 and 2022, the Company incurred no consulting expenses from Viscient. Additionally, for the three and six months ended September 30, 2023, the Company provided approximately less than $1,000 and $10,000 of histology services to Viscient, respectively, and $16,000 and $27,000 for the three and six months ended September 30, 2022.

Note 11. Restructuring

On August 18, 2023, the Company announced to its employees a plan to reduce the Company’s workforce, effective August 25, 2023, by approximately six employees, which represented approximately 24% of its employees as of August 18, 2023. The Company has refocused operations on FXR314, its clinical drug candidate. This decision to reduce the Company’s workforce was made in order to focus spending on the Company’s clinical program for FXR314, reduce ongoing operating expenses not related to clinical expenses, and extend the Company’s cash runway. The Company estimates that it will incur approximately $0.4 million of cash expenditures in connection with the reduction in force, which relate to severance pay, and are expected to be incurred through the quarter ending March 31, 2024. The Company anticipates annual cost savings of $1.5 million resulting from the reduction in force.

Approximately $0.4 million of restructuring charges were recorded during the three months ended September 30, 2023.

Three Months Ended
(in thousands)	September 30, 2023
Severance for Involuntary Employee Terminations	$380
Total Restructuring Expense	$380

The following table summarizes the activity and balances of the restructuring reserve (in thousands):

Severance for Involuntary Employee Terminations
Balance at March 31, 2023	$—
Increase to reserve	380
Utilization of reserve:
Payments	(147)
Balance at September 30, 2023	$233

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

Overview

We are a pharmaceutical and biotechnology company that is focusing on clinical drug development of the farnesoid X receptor (“FXR”) agonist FXR314. FXR is a mediator of gastrointestinal and liver diseases. FXR agonism has been tested in a variety of preclinical models of inflammatory bowel disease ("IBD"). FXR314 is the lead compound in our established FXR program containing two clinically tested compounds (including FXR314) and over 2,000 discovery or preclinical compounds. FXR314 is a drug with safety and tolerability after daily oral dosing in Phase 1 and Phase 2 trials. Further, FXR314 has FDA clinical trial authorization for a Phase 2 trial in ulcerative colitis ("UC").

Our current clinical focus is in advancing FXR314 in IBD, including UC and Crohn’s disease (“CD”). We plan to start a Phase 2a clinical trial in UC in the calendar year 2024.

Our second focus is building high fidelity, 3D tissues that recapitulate key aspects of human disease. We use our proprietary technology to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. We believe these attributes can enable critical complex, multicellular disease models that can be used to develop clinically effective drugs across multiple therapeutic areas.

As with the clinical development program, we are initially focusing on the intestine and have ongoing 3D tissue development efforts in human tissue models of UC and CD. We use these models to identify new molecular targets responsible for driving the disease and to explore the mechanism of action of known drugs including FXR314 and related molecules. We intend to initiate drug discovery programs around these new validated targets to identify drug candidates for partnering and/or internal clinical development.

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

2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.) Our advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures.

Using these disease models, we intend to identify and validate novel therapeutic targets. After finding therapeutic drug targets, we intend to focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these novel drug candidates towards an Investigational New Drug (“IND”) filing and potential future clinical trials.

We expect to broaden our work into additional therapeutic areas over time and are currently exploring specific tissues for development. In our work to identify the areas of interest, we evaluate areas that might be better served with 3D disease models than currently available models as well as the potential commercial opportunity. In line with these plans, we are building upon both our external and in house scientific expertise, which will be essential to our drug development effort.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except %):

	Three Months Ended
	September 30,		Increase (decrease)
	2023	2022	$	%
Revenues	$—	$77	$(77)	(100%)
Research and development	$1,335	$1,231	$104	8%
Selling, general and administrative	$2,780	$2,200	$580	26%
Other income	$121	$33	$88	267%

Revenues

For the three months ended September 30, 2023 and 2022, total revenue was zero and $0.1 million, respectively.

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	September 30, 2023	% of total	September 30, 2022	% of total	$	%
Research and development	$1,338	100%	$1,066	87%	$272	26%
Non-cash stock-based compensation	(60)	(4%)	125	10%	(185)	(148%)
Depreciation and amortization	57	4%	40	3%	17	43%
Total research and development expenses	$1,335	100%	$1,231	100%	$104	8%

For the three months ended September 30, 2023, total research and development expenses were $1.3 million, an increase of $0.1 million, or approximately 8%, from the prior year period. The increase year over year directly relates to the increase in research and development activities. Our average full-time research and development staff increased from an average of fifteen full-time employees for the three months ended September 30, 2022 to an average of eighteen full-time employees for the three months ended September 30, 2023. Our fiscal 2024 operations resulted in a $0.1 million decrease in personnel related costs, which is related to forfeiture credits of share-based compensation expense due to the restructuring event, and lab expenses, offset by a $0.1 million increase in consulting expenses, and a $0.1 million increase in facilities and depreciation expenses. Going forward, we intend to continue to increase research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	September 30, 2023	% of total	September 30, 2022	% of total	$	%
Selling, general and administrative	$2,033	74%	$1,637	74%	$396	24%
Non-cash stock-based compensation	734	26%	548	25%	186	34%
Depreciation and amortization	13	0%	15	1%	(2)	(13%)
Total selling, general and administrative expenses	$2,780	100%	$2,200	100%	$580	26%

For the three months ended September 30, 2023, total selling, general and administrative expenses were approximately $2.8 million, an increase of $0.6 million, or approximately 26%, compared to the prior year period. The increase year over year relates to an increase in personnel and legal expenses. Our average full-time general and administrative staff remained at an average of five full-time employees for the three months ended September 30, 2023. Our fiscal 2024 operations resulted in a $0.4 million increase in personnel related costs, related to severance for the reduction in force in the second quarter of fiscal 2024. There was also a $0.2 million increase in legal and corporate expenses compared to the prior year period.

Other Income

Other income was $0.1 million for the three months ended September 30, 2023, which was related to interest income. Other income was less than $0.1 million for the three months ended September 30, 2022.

Comparison of the six months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended September 30, 2023 and 2022 (in thousands, except %):

	Six Months Ended
	September 30,		Increase (decrease)
	2023	2022	$	%
Revenues	$75	$77	$(2)	(3%)
Research and development	$3,001	$2,251	$750	33%
Selling, general and administrative	$5,384	$4,419	$965	22%
Other income	$290	$59	$231	392%

Revenues

For the six months ended September 30, 2023 and 2022, total revenue was $0.1 million, respectively.

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended September 30, 2023 and 2022 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2023	% of total	September 30, 2022	% of total	$	%
Research and development	$2,843	94%	$1,929	86%	$914	47%
Non-cash stock-based compensation	47	2%	247	11%	(200)	(81%)
Depreciation and amortization	111	4%	75	3%	36	48%
Total research and development expenses	$3,001	100%	$2,251	100%	$750	33%

For the six months ended September 30, 2023, total research and development expenses were $3.0 million, an increase of $0.7 million, or 33%, from the prior year period. Our average full-time research and development staff increased from an average of fourteen full-time employees for the six months ended September 30, 2022 to an average of eighteen full-time employees for the six months ended September 30, 2023. Our fiscal 2024 research and development activities resulted in a $0.3 million increase in personnel related costs, a $0.2 million increase in lab expenses, a $0.1 million increase in consulting expenses, and a $0.1 million increase in facility costs. Going forward, we intend to continue to increase research and development activities with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended September 30, 2023 and 2022 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2023	% of total	September 30, 2022	% of total	$	%
Selling, general and administrative	$4,255	79%	$3,303	74%	$952	29%
Non-cash stock-based compensation	1,103	20%	1,087	25%	16	1%
Depreciation and amortization	26	1%	29	1%	(3)	(10%)
Total selling, general and administrative expenses	$5,384	100%	$4,419	100%	$965	22%

For the six months ended September 30, 2023, total selling, general and administrative expenses were approximately $5.4 million, an increase of $1.0 million, or approximately 22%, compared to the prior year period. The increase year over year relates to increases in personnel related costs and legal and other corporate expenses. Our average full-time general and administrative staff remained at an average of five full-time employees for the six months ended September 30, 2023. Our fiscal 2024 operations resulted in a $0.3 million increase in personnel related costs, related to severance for the reduction in force in the second quarter of fiscal 2024. There was also a $0.1 million increase in consulting costs, and a $0.6 million increase in legal and other corporate expenses.

Other Income

Other income was $0.3 million and $0.1 million for the six months ended September 30, 2023 and 2022, respectively. Other income in both periods consisted of interest income.

Financial Condition, Liquidity and Capital Resources

Going forward, we intend to leverage our proprietary technology platform to develop therapeutic drugs. Our initial plan is to focus on IBD, including CD and UC, with a goal of broadening our work into additional therapeutic areas over time.

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2023, we had cash and cash equivalents of approximately $7.6 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $333.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $8.5 million during the six months ended September 30, 2023. At March 31, 2023, we had cash and cash equivalents of approximately $15.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $325.0 million.

At September 30, 2023, we had total current assets of approximately $8.3 million and current liabilities of approximately $1.6 million, resulting in working capital of $6.7 million. At March 31, 2023, we had total current assets of approximately $17.0 million and current liabilities of approximately $3.7 million, resulting in working capital of $13.3 million.

The following table summarizes the primary sources and uses of cash for the three months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended
	September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(8,460)	$(4,631)
Investing activities	776	(10,779)
Financing activities	—	—
Net decrease in cash, cash equivalents, and restricted cash	$(7,684)	$(15,410)

Operating activities

Net cash used in operating activities for the six months ended September 30, 2023 was approximately $8.5 million as compared to $4.6 million used in operating activities for the six months ended September 30, 2022. This $3.9 million increase in operating cash usage can be attributed primarily to the increase in research and development activities. Operating cash usage includes $2.0 million of cash outflows for acquired in-process research and development of Metacrine's FXR drug compound, related research data, and IP.

Investing activities

Net cash provided by investing activities was $0.8 million for the six months ended September 30, 2023. Investing activities consisted of the purchases of investments of $7.9 million, the maturities of investments of $8.0 million, the liquidation of equity securities of $0.7 million, and fixed asset purchases of less than $0.1 million. Net cash used in investing activities was $10.8 million for the six months ended September 30, 2022, consisting primarily of purchases of investments and purchases of equity securities.

Financing activities

There were no cash financing activities during the six months ended September 30, 2023 and 2022.

Operations funding requirements

Through September 30, 2023, we have financed our operations primarily through the sale of common stock through public and ATM offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

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

We previously had an effective shelf registration statement on Form S-3 (File No. 333-222929) (the “2018 Shelf”) that registered $100.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing and expired on February 22, 2021. On January 19, 2021, we filed a shelf registration statement on Form S-3 (File No. 333-252224) to register $150.0 million of common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2021 Shelf”). The 2021 Shelf registration statement was declared effective by the SEC on January 29, 2021 and replaced the 2018 Shelf at that time.

On March 16, 2018, we entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, we filed a prospectus supplement to the 2021 Shelf (the “ATM Prospectus Supplement”), pursuant to which we could offer and sell, from time to time, through the Agents, shares of our common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold are issued pursuant to our 2021 Shelf.

During the six months ended September 30, 2023, we sold no shares of common stock in ATM offerings. As of September 30, 2023, we have sold an aggregate of 1,580,862 shares of common stock in ATM offerings under the ATM Prospectus Supplement, for gross proceeds of approximately $21.7 million. As of September 30, 2023, there was approximately $100.0 million available in future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $28.3 million available for future offerings through our ATM program under the ATM Prospectus Supplement.

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

As of September 30, 2023, we had 8,719,453 total issued and outstanding shares of common stock.

On October 12, 2022, our stockholders and the Board of Directors ("Board") approved the 2022 Equity Incentive Plan ("2022 Plan"), and it became effective on that date. The 2022 Plan replaced the 2012 Equity Incentive Plan ("2012 Plan") on the effective date. Upon the effective date, we ceased granting awards under the 2012 Plan and any shares remaining available for future issuance under the 2012 Plan were cancelled and are no longer available for future issuance. The 2012 Plan continues to govern awards previously granted under it. At the time the Board approved the 2022 Plan, an aggregate of 1,363,000 shares of our common stock was initially reserved for issuance under the 2022 Plan. We committed to reducing the new 2022 Plan share reserve by the number of shares that were granted under the 2012 Plan and the Inducement Plan between July 25, 2022 and October 12, 2022. From July 25, 2022 to October 12, 2022, we issued 126,262 shares of common stock under the 2012 Plan. As a result, the number of shares initially reserved for future issuance under the 2022 Plan was 1,236,738 shares of common stock as of October 12, 2022. We also committed to reducing the aggregate number of shares of common stock issuable pursuant to the 2021 Inducement Equity Incentive Plan ("Inducement Plan") from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced effective October 12, 2022.

The 2022 Plan provides for the issuance of up to 1,236,738 shares of our common stock. During the six months ended September 30, 2023, 732,360 stock options were forfeited and as a result were added to the pool of shares available for issuance under the 2022 Plan. Therefore, under the 2022 Plan, 1,672,574 shares remain available for issuance as of September 30, 2023, to executive officers, directors, advisory board members, employees and consultants. The 2012 Plan, as amended, provides for the issuance of up to 2,327,699 shares of our common stock, of which no shares remain available for issuance as of September 30, 2023. Additionally, 75,000 shares of common stock have been reserved for issuance under the 2016 Employee Stock Purchase Plan (“ESPP”), of which 58,426 shares remain available for future issuance as of September 30, 2023. Finally, 51,000 shares of common stock have been reserved for issuances under our Inducement Plan, of which 1,000 remain available for future issuance as of September 30, 2023. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2022 Plan, the 2012 Plan, the Inducement Plan, and the ESPP total 11,426,709 shares of common stock as of September 30, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and this is not required for smaller reporting companies under Item 305(e) of Regulation S-K.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for a discussion of our legal proceedings and contingencies.

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

*Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

Our business, financial condition and share price could be adversely affected by general conditions in the global economy and in the global financial markets. As widely reported, in the past several years, global credit and financial markets have experienced volatility and disruptions, and especially in 2020, 2021 and 2022 due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, including, for example, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Moreover, the global impacts of the Israel-Hamas war are still unknown. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our results of operations or financial condition.

Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

*The impact of the Russian invasion of Ukraine and the Israel-Hamas War on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine and the Israel-Hamas war are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, prolonged conflict in Ukraine or Israel has resulted and may result, respectively, in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

*Actions that we have taken to restructure our business to align our cost structure with our strategic priorities may not have the anticipated effects.

In August 2023, we announced a plan to reduce our workforce by six employees, which represented approximately 24% of our employees as of August 18, 2023. The decision to reduce our workforce was made in order to focus spending on our clinical program for FXR314, reduce ongoing operating expenses not related to clinical expenses, and extend our cash runway. As a result of the reduction in force, we expect to incur approximately $0.4 million of cash expenditures in connection with the reduction in force, which relate to severance pay, and are expected to be incurred through the quarter ending March 31, 2024. We may incur additional expenses not currently contemplated due to events associated with the reduction in force; for example, the reduction in force may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. Moreover, we may not realize, in full or in part, the anticipated benefits and savings from this restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.

Risks Related to Our Capital Requirements, Finances and Operations

*Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern.

Our financial statements as of September 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of September 30, 2023 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

We have generated operating losses each year since we began operations, including $8.3 million and $6.6 million for the six months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $333.0 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

Our future success will depend to a significant degree upon the continued contributions of our key personnel, especially our executive officers. We do not currently have long-term employment agreements with our executive officers or our other key personnel, and there is no guarantee that our executive officers or key personnel will remain employed with us. Moreover, we have not obtained key man life insurance that would provide us with proceeds in the event of the death, disability or incapacity of any of our executive officers or other key personnel. Further, the process of attracting and retaining suitable replacements for any executive officers and other key personnel we lose in the future would result in transition costs and would divert the attention of other members of our senior management from our existing operations. Additionally, such a loss could be negatively perceived in the capital markets. Finally, our Executive Chairman also provides services to Viscient Biosciences, Inc. (“Viscient”). Executives that provide services to us and Viscient do not dedicate all of their time to us, as disclosed in our filings, and we may therefore compete with Viscient for the time commitments of our Executive Chairman from time to time.

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

*Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition and results of operations.

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

Further, Brexit has led to, and could continue to lead to legislative and regulatory changes, which may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the United Kingdom, allowing for the relatively free exchange of personal information between the European Union and the United Kingdom, however, the European Commission may suspend the Adequacy Decision if it considers that the United Kingdom no longer provides for an adequate level of data protection. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which may introduce significant changes from the GDPR, which may lead to additional compliance costs. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act — which went into effect on January 1, 2020 — is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). As of January 1, 2023, the California Consumer Privacy Act (as amended and expanded by the California Privacy Rights Act) is in full effect, with enforcement by California’s dedicated privacy enforcement agency expected to start later in 2023. While California was first among the states in adopting comprehensive data privacy legislation similar to the GDPR, many other states are following suit. For example, other states have adopted such laws, including the Virginia Consumer Data Protection Act, the Colorado Privacy Act and the Connecticut Data Privacy Act, all of which became effective in 2023. Utah’s Consumer Privacy Act will go into effect on December 31, 2023 and the Iowa Consumer Data Protection Act will go into effect on January 1, 2025. On May 1, 2023, Indiana became the seventh state to pass similar data privacy legislation, the Indiana Data Privacy Law, which will become effective January 1, 2026. The Tennessee Information Protection Act, enacted on May 11, 2023, will go into effect on July 1, 2024. On May 19, 2023, Montana became the ninth state to enact a comprehensive consumer privacy law, the Montana Consumer Data Privacy Act, which goes into effect October 1, 2024. Many other states are considering similar legislation. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Jeffrey N. Miner, our former Chief Scientific Officer, is a co-founder, the Chief Scientific Officer and a significant stockholder of Viscient. In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We use certain Viscient-owned facilities and equipment and allow Viscient to use certain of our facilities and equipment. During fiscal 2024, we provided services to Viscient, and we expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of September 30, 2023, there were an aggregate of 11,426,709 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,647,830 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and, as of October 31, 2023, 45,000 shares of common stock that may be issued through our Employee Stock Purchase Plan (“ESPP”).

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

To protect our products and technologies, we, and our collaborators and licensors, must prosecute and maintain existing patents, obtain new patents and pursue other intellectual property protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may also effect the value of our licensed or owned intellectual property or create uncertainty. Moreover, the patent positions of many biotechnology and pharmaceutical companies are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, we cannot guarantee that:

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

*Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming and inherently uncertain. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act included a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and that may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application is typically entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings, including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future.

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect, or a Unitary Patent. Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.

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

10.1

Separation Agreement and General Release, effective as of September 15, 2023, between Organovo Holdings, Inc. and Tom Jurgensen (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 12, 2023).

10.2

Separation Agreement and General Release, effective as of September 27, 2023, between Organovo Holdings, Inc. and Jeffrey Miner (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 2023).

31.1	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Thomas Hess, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Keith Murphy, Executive Chairman, and Thomas Hess, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: November 9, 2023	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Thomas Hess
	Name:	Thomas Hess
	Title:	Chief Financial Officer (Principal Financial Officer)