Form 10-Q
period 2023-12-31
ORGANOVO HOLDINGS, INC.
filed 2024-02-08
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 1, 2024, a total of 10,040,074 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	December 31, 2023	March 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,295	$15,301
Accounts receivable	33	152
Investment in equity securities	—	706
Prepaid expenses and other current assets	913	889
Total current assets	6,241	17,048
Fixed assets, net	739	902
Restricted cash	143	143
Operating lease right-of-use assets	1,403	1,705
Prepaid expenses and other assets, net	355	515
Total assets	$8,881	$20,313
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$471	$331
Accrued expenses	727	2,848
Operating lease liability, current portion	502	492
Total current liabilities	1,700	3,671
Operating lease liability, net of current portion	999	1,313
Total liabilities	2,699	4,984
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 9,838,755 and 8,716,906 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	10	9
Additional paid-in capital	342,796	340,317
Accumulated deficit	(336,624)	(324,998)
Accumulated other comprehensive income	1	2
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	6,182	15,329
Total Liabilities and Stockholders’ Equity	$8,881	$20,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revenues
Royalty revenue	$5	$131	$80	$208
Total Revenues	5	131	80	208
Research and development expenses	1,434	1,185	4,435	3,436
Selling, general and administrative expenses	2,251	2,305	7,635	6,724
Total costs and expenses	3,685	3,490	12,070	10,160
Loss from Operations	(3,680)	(3,359)	(11,990)	(9,952)
Other Income (Expense)
(Loss) gain on investment in equity securities	—	(48)	12	(123)
Interest income	76	143	354	277
Total Other Income	76	95	366	154
Income Tax Expense	—	—	(2)	(2)
Net Loss	$(3,604)	$(3,264)	$(11,626)	$(9,800)
Other Comprehensive Loss:
Unrealized gain (loss) on available-for-sale debt securities	$—	$3	$(1)	$3
Comprehensive Loss	$(3,604)	$(3,261)	$(11,627)	$(9,797)
Net loss per common share—basic and diluted	$(0.40)	$(0.37)	$(1.31)	$(1.13)
Weighted average shares used in computing net loss per common share—basic and diluted	9,115,455	8,713,617	8,850,881	8,712,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Nine Months Ended December 31, 2022

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2022	8,711	$9	$337,940	—	$(1)	$(307,739)	$—	$30,209
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	660	—	—	—	—	660
Net loss	—	—	—	—	—	(3,215)	—	(3,215)
Balance at June 30, 2022 (Unaudited)	8,712	$9	$338,600	—	$(1)	$(310,954)	$—	$27,654
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	673	—	—	—	—	673
Net loss	—	—	—	—	—	(3,321)	—	(3,321)
Balance at September 30, 2022 (Unaudited)	8,713	$9	$339,273	—	$(1)	$(314,275)	$—	$25,006
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	544	—	—	—	—	544
Net loss	—	—	—	—	—	(3,264)	—	(3,264)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	3	3
Balance at December 31, 2022 (Unaudited)	8,714	$9	$339,817	—	$(1)	$(317,539)	$3	$22,289

	Three and Nine Months Ended December 31, 2023

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2023	8,717	$9	$340,317	—	$(1)	$(324,998)	$2	$15,329
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	475	—	—	—	—	475
Net loss	—	—	—	—	—	(4,028)	—	(4,028)
Balance at June 30, 2023 (Unaudited)	8,718	$9	$340,792	—	$(1)	$(329,026)	$2	$11,776
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	675	—	—	—	—	675
Net loss	—	—	—	—	—	(3,994)	—	(3,994)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023 (Unaudited)	8,719	$9	$341,467	—	$(1)	$(333,020)	$1	$8,456
Issuance of common stock under employee and director stock option, RSU, and purchase plans	119	—	—	—	—	—	—	—
Issuance of common stock from public offering	935	1	1,172	—	—	—	—	1,173
Stock-based compensation expense	66	—	157	—	—	—	—	157
Net loss	—	—	—	—	—	(3,604)	—	(3,604)
Balance at December 31, 2023 (Unaudited)	9,839	$10	$342,796	—	$(1)	$(336,624)	$1	$6,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022
Cash Flows From Operating Activities
Net loss	$(11,626)	$(9,800)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on investment in equity securities	(12)	123
Accretion on investments	(128)	(104)
Depreciation and amortization	209	234
Stock-based compensation	1,307	1,877
Increase (decrease) in cash resulting from changes in:
Accounts receivable	119	(76)
Prepaid expenses and other assets	132	18
Accounts payable	140	(173)
Accrued expenses	(2,121)	157
Operating lease right-of-use assets and liabilities, net	(2)	69
Net cash used in operating activities	(11,982)	(7,675)
Cash Flows From Investing Activities
Purchases of fixed assets	(42)	(234)
Purchases of investments	(9,873)	(9,893)
Maturities of investments	10,000	10,000
Purchases of equity securities	—	(1,061)
Sales of equity securities	—	384
Liquidation of equity securities	718	—
Net cash provided by (used in) investing activities	803	(804)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	1,173	—
Net cash provided by financing activities	1,173	—
Net decrease in cash, cash equivalents, and restricted cash	(10,006)	(8,479)
Cash, cash equivalents, and restricted cash at beginning of period	15,444	28,818
Cash, cash equivalents, and restricted cash at end of period	$5,438	$20,339
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$5,295	$20,196
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$5,438	$20,339
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Nature of Operations

Organovo Holdings, Inc. (“Organovo Holdings,” “Organovo,” and the “Company”) is a clinical stage biotechnology company that focuses on clinical drug development of the farnesoid X receptor (“FXR”) agonist FXR314. FXR is a mediator of gastrointestinal and liver diseases. FXR agonism has been tested in a variety of preclinical models of inflammatory bowel disease ("IBD"). FXR314 is the lead compound in the Company's established FXR program containing two clinically tested compounds (including FXR314) and over 2,000 discovery or preclinical compounds. FXR314 is a drug with safety and tolerability after daily oral dosing in Phase 1 and Phase 2 trials. Further, FXR314 has FDA clinical trial authorization for a Phase 2 trial in ulcerative colitis ("UC").

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had cash and cash equivalents of approximately $5.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $336.6 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $12.0 million during the nine months ended December 31, 2023.

Through December 31, 2023, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research service-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the nine months ended December 31, 2023, the Company issued 934,621 shares of its common stock through its ATM facility.

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

Investments in debt securities consist of investments in U.S. Treasury bills. All investments that have original maturities of three months or less are classified as cash equivalents on the Condensed Consolidated Balance Sheets. Prior to December 31, 2022, the

Company classified certain investments as held-to-maturity. All investments previously classified as held-to-maturity matured prior to December 31, 2022. As of December 31, 2023 and March 31, 2023, all investments are classified as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale debt securities are recorded at fair value. Any unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders' equity until realized. As U.S. Treasury bills have minimal risk, any declines in fair value are considered temporary.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the assumed vesting of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for each of the three and nine months ended December 31, 2023 and 2022 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 0.8 million at December 31, 2023 and 1.5 million at December 31, 2022.

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

Note 3. Investments and Fair Value Measurement

Investments in debt securities

As of December 31, 2023, the Company held $2.0 million of investments in debt securities (which are included in the $5.3 million of cash and cash equivalents). For the three and nine months ended December 31, 2023, there was less than $0.1 million and $0.1 million, respectively, of interest income related to the investments in debt securities. As the investments in debt securities consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

The following table summarizes the Company's investments in debt securities that are measured at fair value as of December 31, 2023 (in thousands):

	Amortized costs basis	Gross unrealized gains	Gross unrealized losses	Fair value
As of March 31, 2023
Investment in debt securities	$4,943	$2	$—	$4,945
As of December 31, 2023
Investment in debt securities	$1,995	$—	$—	$1,995

Investments in equity securities

For the nine months ended December 31, 2023, there was $0.7 million of equity securities liquidated and less than a $0.1 million gain on the investment in equity securities. As of December 31, 2023, the fair value of investment in equity securities was zero, as a result of the liquidation of the shares by the underlying company on June 26, 2023. As the investment in equity securities consists of common stock from active markets, the fair value is measured using level 1 inputs.

The following table presents the activity for investments in equity securities measured at fair value for the nine months ended December 31, 2023 (in thousands):

Investment in Equity Securities (in thousands)
Balance at March 31, 2023	$706
Liquidation of equity securities	(718)
Gain on investment in equity securities	12
Balance at December 31, 2023	$—

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2023	March 31, 2023
Accrued compensation	$439	$609
Accrued legal and professional fees	97	193
Acquired in-process research and development	—	2,000
Other accrued expenses	191	46
	$727	$2,848

Note 5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no current plans to issue shares of preferred stock.

Common Stock

In March 2021, the Company's Board of Directors ("Board") approved the 2021 Inducement Equity Incentive Plan ("Inducement Plan"). The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards. The only persons eligible to receive grants under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. The Company also committed to reducing the aggregate number of shares of its common stock issuable pursuant to the Inducement Plan from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced accordingly effective October 12, 2022. As of December 31, 2023, there were 1,000 shares available for future grant under the Inducement Plan.

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

The Company previously had an effective shelf registration statement on Form S-3 (File No. 333-222929), declared effective by the SEC on February 22, 2018 (the “2018 Shelf”), which registered $100.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing, that expired on February 22, 2021. On January 19, 2021, the Company filed a shelf registration statement on Form S-3 (File No. 333-252224) to register $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2021 Shelf”). The 2021 Shelf was declared effective by the SEC on January 29, 2021 and replaced the 2018 Shelf at that time. On January 26, 2024, the Company filed a new shelf registration statement on Form S-3 (File No. 333-276722) to register $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2024 Shelf”). The 2024 Shelf has not yet been declared effective by the SEC.

On March 16, 2018, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, the Company filed a prospectus supplement to the 2021 Shelf (the “2021 ATM Prospectus Supplement”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to the 2021 Shelf until it is replaced by the 2024 Shelf. During each of the three and nine months ended December 31, 2023, the Company issued 934,621 shares of common stock in ATM offerings under the 2021 ATM Prospectus Supplement. As of December 31, 2023, the Company had sold an aggregate of 2,515,483 shares of common stock in ATM offerings, with gross proceeds of approximately $22.9 million. As of December 31, 2023, there was approximately $100.0 million available for future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $27.1 million available for future offerings through the Company’s ATM program under the 2021 ATM Prospectus Supplement. On January 26, 2024, the Company filed a prospectus to the 2024 Shelf (the “2024 ATM Prospectus”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $2,605,728. Any shares offered and sold in these ATM sales transactions will be issued pursuant to the 2024 Shelf.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the nine months ended December 31, 2023:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2023	127,717	$2.22
Granted	117,642	$1.39
Vested	(121,467)	$1.81
Cancelled / forfeited	—	$—
Unvested at December 31, 2023	123,892	$1.84

Stock Options

During the three and nine months ended December 31, 2023, under the 2022 Plan, 40,000 and 171,257 stock options were granted at various exercise prices, respectively.

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

The following table summarizes the Company’s stock option activity from March 31, 2023 to December 31, 2023:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2023	1,451,217	$6.49	$38,327
Options granted	171,257	$1.72	$—
Options cancelled / forfeited	(593,384)	$7.10	$—
Options expired	(333,631)	$7.42	$—
Outstanding at December 31, 2023	695,459	$4.35	$—
Vested and Exercisable at December 31, 2023	381,029	$5.83	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at December 31, 2023 was approximately 7.36 years.

Employee Stock Purchase Plan

In June 2016, the Board adopted, and in August 2016, the Company’s stockholders subsequently approved, the 2016 ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. As of October 31, 2023, the 2016 ESPP was replaced by the 2023 ESPP (as defined below).

In July 2023, the Board adopted, and on October 31, 2023, the Company's stockholders subsequently approved, the 2023 Employee Stock Purchase Plan (the "2023 ESPP"). The 2023 ESPP became effective on October 31, 2023 and replaced the 2016 ESPP on that date. The Company reserved 45,000 shares of common stock for issuance thereunder. The 2023 ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the 2023 ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the 2023 ESPP will commence in March 2024.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at December 31, 2023:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	440,591
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the 2022 Plan	204,868
Common stock reserved under the 2022 Plan	1,643,798
Common stock reserved under the 2023 ESPP	45,000
Common stock reserved under the 2021 Inducement Equity Plan	1,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	6,250
Common stock issuable pursuant to restricted stock units outstanding under the 2022 Plan	117,642
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Total at December 31, 2023	2,509,149

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the 2023 ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Research and development	$40	$117	$87	$363
General and administrative	117	427	1,220	1,514
Total	$157	$544	$1,307	$1,877

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2023 was approximately $0.6 million and the weighted average period over which these grants are expected to vest is 2.30 years.

The total unrecognized compensation cost related to unvested RSUs as of December 31, 2023 was $0.2 million, which will be recognized over a weighted average period of 0.97 years.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Dividend yield	—	—	—	—
Volatility	100.31%	95.93%	98.93%	95.43%
Risk-free interest rate	4.66%	3.97%	4.12%	3.21%
Expected life of options	6.00 years	6.00 years	6.00 years	6.00 years
Weighted average grant date fair value	$1.16	$1.23	$1.38	$1.96

The fair value of each RSU is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the 2016 ESPP and the 2023 ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2023*	December 31, 2022*	December 31, 2023*	December 31, 2022
Dividend yield	—	—	—	—
Volatility	0.00%	0.00%	0.00%	86.58%
Risk-free interest rate	0.00%	0.00%	0.00%	3.34%
Expected term	—	—	—	6 months
Grant date fair value	$—	$—	$—	$0.82

*There were no participants in the 2016 ESPP or the 2023 ESPP for the purchase periods beginning September 1, 2022, March 1, 2023 or September 1, 2023.

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

As part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. The Company estimated royalty revenue of $33,000 for the three months ended December 31, 2023. However, there was a decrease adjustment of approximately $28,000 relating to the prior quarter. For the three and nine months ended December 31, 2023, the Company recorded $5,000 and $80,000 of royalty revenue based on sales-based royalties from the License Agreement, respectively.

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

In addition to the annual royalties noted above, CURF is owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of December 31, 2023, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the license agreement. Therefore, no royalty expense to CURF was recorded for the nine months ended December 31, 2023. No royalty expense related to sales-based royalties has been recorded to date.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of December 31, 2023 (in thousands except the year and percentage):

December 31, 2023
ASSETS
Operating lease right-of-use assets	$1,403
Total lease right-of-use assets	$1,403

LIABILITIES
Current
Operating lease liability	$502
Noncurrent
Operating lease liability, net of current portion	$999
Total lease liabilities	$1,501

Weighted average remaining lease term:	3.08
Weighted average discount rate:	6%

Variable lease expense was approximately $39,000 and $114,000 for the three and nine months ended December 31, 2023, respectively, and approximately $34,000 and $110,000 for the three and nine months ended December 31, 2022, respectively. Operating lease expense was approximately $125,000 and $377,000 for the three and nine months ended December 31, 2023, respectively, and approximately $114,000 and $373,000 for the three and nine months ended December 31, 2022, respectively.

Cash flows associated with the Company’s operating lease for the three and nine months ended December 31, 2023, were approximately $125,000 and $377,000, respectively, and approximately $59,000 and $304,000 for the three and nine months ended December 31, 2022, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of December 31, 2023, are as follows (in thousands):

Fiscal year ending March 31, 2024	$129
Fiscal year ending March 31, 2025	523
Fiscal year ending March 31, 2026	538
Fiscal year ending March 31, 2027	460
Total future lease payments	1,650
Less: Imputed interest	(149)
Total lease obligations	1,501
Less: Current obligations	(502)
Noncurrent lease obligations	$999

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which include, but are not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three and nine months ended December 31, 2023 and 2022, the Company incurred no consulting expenses from Viscient. Additionally, for the three and nine months ended December 31, 2023, the Company provided approximately $3,000 and $13,000 of histology services to Viscient, respectively, and $17,000 and $44,000 for the three and nine months ended December 31, 2022, respectively.

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

Approximately $0.4 million of restructuring charges were recorded during the nine months ended December 31, 2023, and no restructuring charges were recorded during the three months ended December 31, 2023.

	Three Months Ended	Nine Months Ended
(in thousands)	December 31, 2023	December 31, 2023
Severance for Involuntary Employee Terminations	$—	$380
Total Restructuring Expense	$—	$380

The following table summarizes the activity and balances of the restructuring reserve (in thousands):

Severance for Involuntary Employee Terminations
Balance at March 31, 2023	$—
Increase to reserve	380
Utilization of reserve:
Payments	(263)
Balance at December 31, 2023	$117

Note 12. Subsequent Events

Between January 1, 2024 and the date of the filing of this Quarterly Report on Form 10-Q, the Company issued 201,319 shares of common stock in ATM offerings under the 2021 ATM Prospectus Supplement for net proceeds of approximately $0.2 million.

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

Overview

We are a clinical stage biotechnology company that is focusing on clinical drug development of the farnesoid X receptor (“FXR”) agonist FXR314. FXR is a mediator of gastrointestinal and liver diseases. FXR agonism has been tested in a variety of preclinical models of inflammatory bowel disease ("IBD"). FXR314 is the lead compound in our established FXR program containing two clinically tested compounds (including FXR314) and over 2,000 discovery or preclinical compounds. FXR314 is a drug with safety and tolerability after daily oral dosing in Phase 1 and Phase 2 trials. Further, FXR314 has FDA clinical trial authorization for a Phase 2 trial in ulcerative colitis ("UC").

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

Results of Operations

Comparison of the three months ended December 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended December 31, 2023 and 2022 (in thousands, except %):

	Three Months Ended
	December 31,		Increase (decrease)
	2023	2022	$	%
Revenues	$5	$131	$(126)	(96%)
Research and development	$1,434	$1,185	$249	21%
Selling, general and administrative	$2,251	$2,305	$(54)	(2%)
Other income	$76	$95	$(19)	(20%)

Revenues

For the three months ended December 31, 2023 and 2022, total revenue was less than $0.1 million and $0.1 million, respectively. The revenue is related to sales-based royalties from licensing intellectual property. The decrease in royalty revenue year over year relates to a decrease in sales of royalty bearing products by the licensee. Given the trend of reduced sales during the fiscal year, we expect a decrease in sales of royalty bearing products by the licensee going forward.

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended December 31, 2023 and 2022 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	December 31, 2023	% of total	December 31, 2022	% of total	$	%
Research and development	$1,336	93%	$1,023	86%	$313	31%
Non-cash stock-based compensation	40	3%	117	10%	(77)	(66%)
Depreciation and amortization	58	4%	45	4%	13	29%
Total research and development expenses	$1,434	100%	$1,185	100%	$249	21%

For the three months ended December 31, 2023, total research and development expenses were $1.4 million, an increase of $0.2 million, or approximately 21%, from the prior year period. The increase year over year directly relates to the shift in strategic focus to advance the clinical drug development of FXR314 and start a Phase 2a clinical trial in the calendar year 2024. Our average full-time research and development staff decreased from an average of fifteen full-time employees for the three months ended December 31, 2022 to an average of fourteen full-time employees for the three months ended December 31, 2023. Our fiscal 2024 operations resulted in a $0.1 million increase in consulting expenses, and a $0.1 million increase in lab expenses. Going forward, we intend to continue to advance the clinical drug development of FXR314 and expect an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended December 31, 2023 and 2022 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	December 31, 2023	% of total	December 31, 2022	% of total	$	%
Selling, general and administrative	$2,120	94%	$1,793	77%	$327	18%
Non-cash stock-based compensation	117	5%	427	19%	(310)	(73%)
Depreciation and amortization	14	1%	85	4%	(71)	(84%)
Total selling, general and administrative expenses	$2,251	100%	$2,305	100%	$(54)	(2%)

For the three months ended December 31, 2023, total selling, general and administrative expenses were approximately $2.3 million, a decrease of less than $0.1 million, or approximately 2%, compared to the prior year period. The decrease year over year relates to a decrease in personnel. Our average full-time general and administrative staff decreased from an average of five full-time employees for the three months ended December 31, 2022 to an average of four full-time employees for the three months ended December 31, 2023. Our fiscal 2024 operations resulted in a $0.4 million decrease in personnel related costs, including stock based compensation, related to severance for the reduction in force in the second quarter of fiscal 2024. There was also a $0.1 decrease in other corporate expenses and a decrease of less than $0.1 million in depreciation and amortization expense in fiscal 2024. This was offset by a $0.2 million increase in legal expenses and a $0.3 million increase in investor relations expenses compared to the prior year period.

Other Income

Other income was $0.1 million for the three months ended December 31, 2023, which was related to interest income. Other income was $0.1 million for the three months ended December 31, 2022, which was related to interest income of approximately $0.1 million offset by a loss on investment in equity securities of less than $0.1 million.

Comparison of the nine months ended December 31, 2023 and 2022

The following table summarizes our results of operations for the nine months ended December 31, 2023 and 2022 (in thousands, except %):

	Nine Months Ended
	December 31,		Increase (decrease)
	2023	2022	$	%
Revenues	$80	$208	$(128)	(62%)
Research and development	$4,435	$3,436	$999	29%
Selling, general and administrative	$7,635	$6,724	$911	14%
Other income	$366	$154	$212	138%

Revenues

For the nine months ended December 31, 2023 and 2022, total revenue was less than $0.1 million and $0.2 million, respectively. The revenue is related to sales-based royalties from licensing intellectual property. The decrease in royalty revenue year over year relates to a decrease in sales of royalty bearing products by the licensee. Given the trend of reduced sales during the fiscal year, we expect a decrease in sales of royalty bearing products by the licensee going forward.

Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended December 31, 2023 and 2022 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2023	% of total	December 31, 2022	% of total	$	%
Research and development	$4,179	94%	$2,953	86%	$1,226	42%
Non-cash stock-based compensation	87	2%	363	11%	(276)	(76%)
Depreciation and amortization	169	4%	120	3%	49	41%
Total research and development expenses	$4,435	100%	$3,436	100%	$999	29%

For the nine months ended December 31, 2023, total research and development expenses were $4.4 million, an increase of $1.0 million, or 29%, from the prior year period. Our average full-time research and development staff increased from an average of fourteen full-time employees for the nine months ended December 31, 2022 to an average of sixteen full-time employees for the nine months ended December 31, 2023. Our fiscal 2024 research and development activities resulted in a $0.3 million increase in personnel related costs, a $0.3 million increase in lab expenses, a $0.2 million increase in consulting expenses, a $0.1 million increase in depreciation and amortization expense, and a $0.1 million increase in facility costs. Going forward, we intend to continue to advance the clinical drug development of FXR314 with an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended December 31, 2023 and 2022 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2023	% of total	December 31, 2022	% of total	$	%
Selling, general and administrative	$6,374	83%	$5,096	75%	$1,278	25%
Non-cash stock-based compensation	1,220	16%	1,514	23%	(294)	(19%)
Depreciation and amortization	41	1%	114	2%	(73)	(64%)
Total selling, general and administrative expenses	$7,635	100%	$6,724	100%	$911	14%

For the nine months ended December 31, 2023, total selling, general and administrative expenses were approximately $7.6 million, an increase of approximately $0.9 million, or approximately 14%, compared to the prior year period. The increase year over year relates to increases in legal and other corporate expenses. Our average full-time general and administrative staff remained consistent at an average of five full-time employees for both the nine months ended December 31, 2022 and December 31, 2023. However, there was a reduction in force event in the second quarter of fiscal 2024 that resulted in a decrease from five to four total employees for the quarter ended December 31, 2023. Our fiscal 2024 operations resulted in a $0.1 million decrease in personnel related costs, including stock based compensation, related to severance for the reduction in force event, a $0.1 million decrease in depreciation and amortization expense, offset by a $0.1 million increase in consulting costs, a $0.6 million increase in legal expenses, a $0.3 million increase in investor relations expenses, and a $0.1 million increase in other corporate expenses.

Other Income

Other income was $0.4 million for the nine months ended December 31, 2023, related to interest income. Other income was $0.2 million for the nine months ended December 31, 2022, which was related to interest income of approximately $0.3 million offset by a loss on investment in equity securities of approximately $0.1 million.

Financial Condition, Liquidity and Capital Resources

Going forward, we intend to focus on clinical drug development of FXR314, the lead compound in our established FXR program. Our current clinical focus is in advancing FXR314 in IBD, including UC and CD. We plan to start a Phase 2a clinical trial in UC in the calendar year 2024. Additionally, we plan to leverage our proprietary technology platform to develop therapeutic drugs, focusing on IBD, including CD and UC, with a goal of broadening our work into additional therapeutic areas over time.

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2023, we had cash and cash equivalents of approximately $5.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $336.6 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $12.0 million during the nine months ended December 31, 2023. At March 31, 2023, we had cash and cash equivalents of approximately $15.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $325.0 million.

At December 31, 2023, we had total current assets of approximately $6.2 million and current liabilities of approximately $1.7 million, resulting in working capital of $4.5 million. At March 31, 2023, we had total current assets of approximately $17.0 million and current liabilities of approximately $3.7 million, resulting in working capital of $13.3 million.

The following table summarizes the primary sources and uses of cash for the nine months ended December 31, 2023 and 2022 (in thousands):

	Nine Months Ended
	December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(11,982)	$(7,675)
Investing activities	803	(804)
Financing activities	1,173	—
Net decrease in cash, cash equivalents, and restricted cash	$(10,006)	$(8,479)

Operating activities

Net cash used in operating activities for the nine months ended December 31, 2023 was approximately $12.0 million as compared to $7.7 million used in operating activities for the nine months ended December 31, 2022. This $4.3 million increase in operating cash usage can be attributed primarily to the increase in research and development activities. Operating cash usage includes $2.0 million of cash outflows for acquired in-process research and development of Metacrine's FXR drug compound, related research data, and IP.

Investing activities

Net cash provided by investing activities was $0.8 million for the nine months ended December 31, 2023. Investing activities consisted of purchases of investments of $9.9 million, maturities of investments of $10.0 million, liquidation of equity securities of

$0.7 million, and fixed asset purchases of less than $0.1 million. Net cash used in investing activities was $0.8 million for the nine months ended December 31, 2022, which consisted of purchases of equity securities of $1.1 million, purchases of investments of $9.9 million, maturities of investments of $10.0 million, sales of equity securities of $0.4 million, and fixed asset purchases of $0.2 million.

Financing activities

Net cash provided by financing activities was $1.2 million for the nine months ended December 31, 2023. Financing activities consisted of the sale of common stock through at-the-market ("ATM") offerings. There were no financing activities in the nine months ended December 31, 2022.

Operations funding requirements

Through December 31, 2023, we have financed our operations primarily through the sale of common stock through public and ATM offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2024 to be between $13.0 million and $15.0 million. Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We previously had an effective shelf registration statement on Form S-3 (File No. 333-222929) (the “2018 Shelf”) that registered $100.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing and expired on February 22, 2021. On January 19, 2021, we filed a shelf registration statement on Form S-3 (File No. 333-252224) to register $150.0 million of common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2021 Shelf”). The 2021 Shelf registration statement was declared effective by the SEC on January 29, 2021 and replaced the 2018 Shelf at that time. On January 26, 2024, we filed a new shelf registration statement on Form S-3 (File No. 333-276722) to register $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2024 Shelf”). The 2024 Shelf has not yet been declared effective by the SEC.

On March 16, 2018, we entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, we filed a prospectus supplement to the 2021 Shelf (the “2021 ATM Prospectus Supplement”), pursuant to which we could offer and sell, from time to time, through the Agents, shares of our common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold will be issued pursuant to our 2021 Shelf until it is replaced by the 2024 Shelf.

During the nine months ended December 31, 2023, we sold 934,621 shares of common stock in ATM offerings pursuant to the 2021 ATM Prospectus Supplement. As of December 31, 2023, we have sold an aggregate of 2,515,483 shares of common stock in ATM offerings under the 2021 ATM Prospectus Supplement, for gross proceeds of approximately $22.9 million. As of December 31, 2023, there was approximately $100.0 million available in future offerings under the 2021 Shelf (excluding amounts available but not yet issued under the ATM Prospectus Supplement), and approximately $27.1 million available for future offerings through our ATM program under the 2021 ATM Prospectus Supplement.

On January 26, 2024, we also filed a prospectus to the 2024 Shelf (the “2024 ATM Prospectus”), pursuant to which we may offer and sell, from time to time, through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $2,605,728. Any shares offered and sold in these ATM sales transactions will be issued pursuant to the 2024 Shelf.

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

As of December 31, 2023, we had 9,838,755 total issued and outstanding shares of common stock. Under the 2022 Plan, 1,643,798 shares remain available for issuance as of December 31, 2023, to executive officers, directors, advisory board members, employees and consultants. Additionally, 45,000 shares of common stock have been reserved for issuance under the 2023 Employee Stock Purchase Plan (“ESPP”), of which 45,000 shares remain available for future issuance as of December 31, 2023. Finally, 51,000 shares of common stock have been reserved for issuances under our Inducement Plan, of which 1,000 remain available for future issuance as of December 31, 2023. In aggregate, issued and outstanding common stock and shares issuable under outstanding equity awards or reserved for future issuance under the 2022 Plan, the 2012 Plan, the Inducement Plan, and the ESPP total 12,347,904 shares of common stock as of December 31, 2023.

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

Risks Related to our Business

We are a clinical stage biotechnology company focusing on clinical drug development of the farnesoid X receptor (“FXR”) agonist FXR314, which involves a substantial degree of uncertainty, and on 3D bioprinting technology to develop human tissues and disease models for drug discovery and development, which is an unproven business strategy that may never achieve profitability.

We are a clinical stage biotechnology company focusing clinical drug development of the FXR agonist FXR314. Our secondary focus is building high fidelity, 3D tissues that recapitulate key aspects of human disease. Our success will depend upon our ability to advance the development of FXR314, our ability to determine the appropriate clinical focus for FXR314, our ability to identify additional drug candidates to pursue and the viability of our platform technology and any disease models we develop. Our success will also depend on our ability to select an appropriate development strategy for FXR314 and any other drug candidates we may identify, including internal development or partnering or licensing arrangements with pharmaceutical companies. We may not be able to partner or license our drug candidates. We may never achieve profitability, or even if we achieve profitability, we may not be able to maintain or increase our profitability.

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

Our future success depends in part on our ability to successfully attract and then retain key additional executive officers and other key employees and contractors to support our drug discovery plans. Recruiting and retaining qualified scientific and clinical personnel are critical to our success. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. If we are unable to attract and retain high quality personnel, our ability to pursue our drug discovery business will be limited, and our business, prospects, financial condition and results of operations may be adversely affected.

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

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Moreover, we have the ability to sell up to $27.1 million of additional shares of our common stock to the public through an “at the market” offering pursuant to a Sales Agreement that we entered into with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC on March 16, 2018 (the "Sales

Agreement"). Any shares of common stock issued in the at-the-market ("ATM") offering will result in dilution to our existing stockholders.

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell an aggregate of $50.0 million of shares of our common stock to the public through an ATM offering. As of February 1, 2024, we have issued and sold an aggregate of 3,982,416 shares of our common stock for gross proceeds of approximately $45.1 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of January 23, 2024, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, or $2,605,728. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

In August 2023, we announced a plan to reduce our workforce by six employees, which represented approximately 24% of our employees as of August 18, 2023. The decision to reduce our workforce was made in order to focus spending on our clinical program for FXR314, reduce ongoing operating expenses not related to clinical expenses, and extend our cash runway. As a result of the reduction in force, we expect to incur approximately $0.4 million of cash expenditures in connection with the reduction in force, which relate to severance pay, which are expected to be incurred through the quarter ending March 31, 2024. We may incur additional expenses not currently contemplated due to events associated with the reduction in force; for example, the reduction in force may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. Moreover, we may not realize, in full or in part, the anticipated benefits and savings from this restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.

Risks Related to Our Capital Requirements, Finances and Operations

*Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern.

Our financial statements as of December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2023 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

We have generated operating losses each year since we began operations, including $12.0 million and $10.0 million for the nine months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $336.6 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things:

•
successfully developing and advancing FXR314 and our FXR program generally;
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

We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance, product liabilities or other undisclosed liabilities that we did not uncover prior to our investment, which could result in us becoming subject to asset impairments, including potential loss of our investment capital. In addition, if we do not achieve the anticipated benefits of an external investment as rapidly as expected, or at all, investors or analysts may downgrade our stock.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act — which went into effect on January 1, 2020 — is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). As of January 1, 2023, the California Consumer Privacy Act (as amended and expanded by the California Privacy Rights Act) is in full effect, with enforcement by California’s dedicated privacy enforcement agency expected to start later in 2023. While California was first among the states in adopting comprehensive data privacy legislation similar to the GDPR, many other states are following suit. Similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas have adopted privacy laws, which take effect from July 1, 2024 through 2026. Many other states are considering similar legislation. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

In addition, we license, as well as cross-license, certain intellectual property to and from Viscient and expect to continue to do so in the future. In particular, pursuant to an Asset Purchase and Non-Exclusive Patent License Agreement with Viscient, dated November 6, 2019, as amended, we have provided a paid up, worldwide, irrevocable, perpetual, non-exclusive license to Viscient under certain of our patents and know-how to (a) make, have made, use, sell, offer to sell, import and otherwise exploit the inventions and subject matter covered by certain patents regarding certain bioprinter devices and bioprinting methods, engineered liver tissues, engineered renal tissues, engineered intestinal tissue and engineered tissue for in vitro research use, (b) to use and internally repair the bioprinters, and (c) to make additional bioprinters for internal use only in connection with drug discovery and development research, target identification and validation, compound screening, preclinical safety, absorption, distribution, metabolism, excretion and toxicology (ADMET) studies, and in vitro research to complement clinical development of a therapeutic compound. Although we have entered, and expect to enter, into agreements and arrangements that we believe appropriately govern the ownership of intellectual property created by joint employees or consultants of Viscient and/or using our or Viscient’s facilities or equipment, it is possible that we may disagree with Viscient as to the ownership of intellectual property created by shared employees or consultants, or using shared equipment or facilities.

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

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of December 31, 2023, there were an aggregate of 12,347,904 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,463,149 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and, as of October 31, 2023, 45,000 shares of common stock that may be issued through our 2023 Employee Stock Purchase Plan (“ESPP”).

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

To protect our products and technologies, we, and our collaborators and licensors, must prosecute and maintain existing patents, obtain new patents and pursue other intellectual property protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may also affect the value of our licensed or owned intellectual property or create uncertainty. Moreover, the patent positions of many biotechnology and pharmaceutical companies are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, we cannot guarantee that:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 15, 2023, we entered into a marketing agreement with a marketing firm. As consideration for the services, we agreed to issued to the firm 65,789 unregistered shares of common stock, which were issued on December 6, 2023. The issuance of the shares of common stock was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act promulgated by the SEC, and in reliance on similar exemptions under applicable state laws. Appropriate legends were affixed to the shares of common stock. The advisory firm had adequate access, through employment, business or other relationships, to information about the Company. In connection with the foregoing issuance, the advisory firm represented to us that it was an accredited investor and was acquiring the shares of common stock for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investments and could hold the securities for an indefinite period of time. In connection with the foregoing issuance, the advisory firm received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from the registration requirements of the Securities Act. The shares of common stock are deemed restricted securities for purposes of the Securities Act. There were no underwriters employed in connection with this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities

Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

3.4

Amended and Restated Bylaws of Organovo Holdings, Inc., effective as of July 13, 2023 (incorporated by reference to Exhibit 3.4 the Company’s Annual Report on Form 10-K, as filed with the SEC on July 14, 2023).

10.1+	Organovo Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on November 3, 2023).

31.1	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Thomas Hess, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Keith Murphy, Executive Chairman, and Thomas Hess, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

* Filed herewith.

** Furnished herewith.

+Designates management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: February 8, 2024	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: February 8, 2024	By:	/s/ Thomas Hess
	Name:	Thomas Hess
	Title:	Chief Financial Officer (Principal Financial Officer)