Form 10-K
period 2024-03-31
ORGANOVO HOLDINGS, INC.
filed 2024-05-31
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing stock price as reported on the Nasdaq Capital Market on September 30, 2023, the last trading day of the registrant’s second fiscal quarter, was $10,340,301. For purposes of this computation only, shares of common stock held by each executive officer, director, and 10% or greater stockholders have been excluded in that such persons may be deemed affiliates.

The number of outstanding shares of the registrant’s common stock, as of May 25, 2024 was 14,371,826.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the definitive proxy statement for the 2024 annual meeting of the registrant’s stockholders, expected to be filed within 120 days of the end of the registrant’s fiscal year.

Auditor Firm Id:	89	Auditor Name:	Rosenberg Rich Baker Berman, P.A.	Auditor Location:	Somerset, NJ

Organovo Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended March 31, 2024

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

PART I

Item 1. Business.

Overview

Organovo Holdings, Inc. (“Organovo,” “we,” “us,” “our,” the “Company” and “our Company”) is a clinical stage biotechnology company that is focused on developing FXR314 in inflammatory bowel disease (“IBD”), including ulcerative colitis (“UC”), based on demonstration of clinical promise in three-dimensional (“3D”) human tissues as well as strong preclinical data. FXR is a mediator of gastrointestinal and liver diseases. FXR agonism has been tested in a variety of preclinical models of IBD. FXR314 is the lead compound in our established FXR program containing two clinically tested compounds (including FXR314) and over 2,000 discovery or preclinical compounds. FXR314 is a drug with safety and tolerability after daily oral dosing in Phase 1 and Phase 2 trials. Further, FXR314 has FDA clinical trial authorization for a Phase 2 trial in UC.

Our current clinical focus is in advancing FXR314 in IBD, including UC and Crohn’s disease (“CD”). We plan to start a Phase 2a clinical trial in UC in the calendar year 2024. We released Phase 2 data for FXR314 for the treatment of metabolic function-associated steatohepatitis ("MASH") in April 2024 that are supportive of ongoing development, and we believe FXR314 has a commercial opportunity in MASH, most likely in combination therapy. We are exploring the potential for combination therapies using FXR314 and currently approved mechanisms in preclinical animal studies and our IBD disease models.

Our second focus is building high fidelity, 3D tissues that recapitulate key aspects of human disease. We use our proprietary technology to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function, and disease. We believe these attributes can enable critical complex, multicellular disease models that can be used to develop clinically effective drugs across multiple therapeutic areas.

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

Using these disease models, we intend to identify and validate novel therapeutic targets. After finding therapeutic drug targets, we intend to focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these novel drug candidates towards an Investigational New Drug filing and potential future clinical trials.

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

Recent Developments

Mosaic Cell Sciences Division

In February 2024, we formed our Mosaic Cell Sciences division (“Mosaic”) to serve as a key source of certain primary human cells we utilize in our research and development efforts. We believe Mosaic can help us optimize our supply chain, reduce operating expenses related to cell sourcing and procurement and ensure that the cellular raw materials we use are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. We intend for Mosaic to provide us with qualified human cells for use in our clinical research and development programs. In addition to supplying us with primary human cells, we intend for Mosaic to offer human cells for sale to life science customers, both directly and through distribution partners, which we expect to offset costs and over time become a profit center that offsets overall research and development ("R&D") spending by Organovo.

Best Efforts Public Offering

On May 8, 2024, we priced a best efforts public offering (the “Offering”) of: (i) 1,562,500 shares of our common stock and accompanying common warrants (“Common Warrants”) to purchase up to 1,562,500 shares of common stock at a combined public offering price of $0.80 per share and accompanying Common Warrant to purchase one share of common stock and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase 5,000,000 shares of common stock and accompanying Common Warrants to purchase up to 5,000,000 shares of common stock at a combined public offering price of $0.799 per Pre-Funded Warrant and accompanying Common Warrant to purchase one share of common stock. In connection with the Offering, we entered into Securities Purchase Agreements with the purchasers of the securities in the Offering on May 8, 2024.

The per share exercise price for the Pre-Funded Warrants is $0.001, subject to adjustment as provided therein. The Pre-Funded Warrants were immediately exercisable, subject to certain beneficial ownership limitations, and will expire when exercised in full. The holders may exercise the Pre-Funded Warrants by means of a “cashless exercise.”

The per share exercise price for the Common Warrants is $0.80, subject to adjustment as provided therein. The Common Warrants were immediately exercisable, subject to certain beneficial ownership limitations, and will expire on the date that is five years following the original issuance date. If a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Common Warrants is not available for the issuance, then the holders may exercise the Common Warrants by means of a “cashless exercise.”

In connection with the Offering, we paid JonesTrading Institutional Services LLC, which acted as the placement agent in connection with the Offering, a cash fee of 5.0% of the aggregate gross proceeds raised in the Offering.

The closing of the Offering occurred on May 13, 2024. We received net proceeds of approximately $4.7 million from the Offering, after deducting the estimated offering expenses payable by us, including the Placement Agent fees.

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

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, confidential know-how, copyrights, and a variety of contractual mechanisms such as confidentiality, material transfer, licenses, research collaboration, limited technology access, and invention assignment agreements, to protect our intellectual property. Our intellectual property portfolio for our core technology was initially built through licenses from MU and the Medical University of South Carolina. We subsequently expanded our intellectual property portfolio by filing our own patent and trademark applications worldwide and negotiating additional licenses and purchases.

On an ongoing basis we review and analyze our full intellectual property portfolio to align it with our current business needs, strategies and objectives. Based on that ongoing review, selected patents and patent applications in various countries are or will be abandoned or allowed to lapse. The numbers provided herein are reflective of those changes.

We solely own or hold exclusive licenses to 34 issued U.S. patents and more than 45 issued international patents in foreign jurisdictions including Australia, Canada, China, Denmark, France, Great Britain, Germany, Ireland, Japan, South Korea, Sweden, the Netherlands and Switzerland. We solely or jointly own or hold exclusive licenses to 17 pending U.S. patent applications and more than 5 pending international applications in foreign jurisdictions including Australia, Canada, China, the European Patent Office, Japan and South Korea. These patent families relate to our bioprinting technology and our engineered tissue products and services, including our various uses in areas of tissue creation, in vitro testing, utilization in drug discovery, and in vivo therapeutics.

In connection with the recent acquisition of the FXR program from Metacrine, we acquired the related patent portfolio by way of assignment. This includes filings on the lead candidate, FXR314, and selected filings on the prior candidate (no longer in development), FXR125. With respect to this FXR portfolio, we solely own 7 issued patents and 15 international patents in jurisdictions, including Australia, China, Eurasia, India, Israel, Mexico, Japan and South Africa. We solely own 8 pending U.S. patent applications and more than 50 pending international applications in foreign jurisdictions, including Argentina, Australia, Brazil, Chile, Canada, Eurasia, Europe, Israel, India, Japan, South Korea, Mexico, Philippines, Singapore, South Africa, Hong Kong and Taiwan. These patent families relate to FXR125 and FXR314, including generic coverage, species coverage, methods of use, formulations and polymorph crystals.

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

The patent rights we obtained through these exclusive licenses are not only foundational within the field of 3D bioprinting and FXR agonist therapies but provide us with favorable priority dates. We are required to make ongoing royalty payments under these exclusive licenses based on net sales of products and services that rely on the intellectual property we in-licensed. For additional information regarding our royalty obligations see “Note 6. Collaborative Research, Development, and License Agreements” in the Notes to the Consolidated Financial Statements included in this Annual Report.

Company Owned Intellectual Property

In addition to the intellectual property we have in-licensed, we have historically innovated and grown our intellectual property portfolio.

With respect to our bioprinting platform, we have 11 issued U.S. patents and 13 issued foreign patents directed to our NovoGen Bioprinter® and methods of bioprinting: U.S. Patent Nos. 8,931,880; 9,149,952; 9,227,339; 9,315,043; 9,499,779; 9,855,369; 10,174,276, 10,967,560, 11,577,450, 11,577,451 and 11,413,805 ; Australia Patent Nos. 2015202836, and 2014296246; Canada Patent No. 2,812,766; China Patent Nos. ZL201180050831.4 and ZL201480054148.1; European Patent Nos. 2838985, 2629975, and 3028042; Japan Patent Nos. 6333231, 6566426 and 6842918, and Russian Patent No. 2560393. These issued patents and pending patent applications carry remaining patent terms ranging from over 20 years to just over 7 years. We have additional U.S. continuation applications pending in these families as well foreign counterpart applications in multiple countries.

Our ExVive™ Human Liver Tissue is protected by U.S. Patent Nos. 9,222,932, 9,442,105, 10,400,219 and 11,127,774; Australia Patent Nos. 2014236780 and 2017200691; and Canada Patent No. 2,903,844. Our ExVive™ Human Kidney Tissue is protected by U.S. Patent Nos. 9,481,868, 10,094,821 and 10,962,526; Australian Patent No. 2015328173, Canadian Patent No. 2,962,778, European Patent No. 3204488 and Japan Patent No. 7021177. These issued patents and pending patent applications carry remaining patent terms ranging from over 11 years to just over 9 years. We have additional U.S. patent applications pending in these families, as well as foreign counterpart applications in multiple countries. We currently have pending numerous patent applications in the U.S. and globally that are directed to additional features on bioprinters, additional tissue types, their methods of fabrication, and specific applications.

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

With respect to our FXR agonist program covering FXR314 and FXR125, we have 7 issued U.S. patents and 15 issued foreign patents directed to composition of matter protection (generic and specific) for FXR314 and FXR125, as well claims directed to methods of treatment of GI diseases, formulations of FXR314 and polymorphs of the FXR314 molecule including United States Patent Nos.11,214,538, 10,703,712, 10,927,082, 10,961,198, 11,236,071 and 11,084,817, granted Australian Patent Nos. 2016323992 and 2018236275, Chinese Patent Nos. 201680066917 and 269065, Eurasian Patent Nos. 040003 and 040704, Israeli Patent Nos. 258011, 296068 and 296065, Indian Patent No. 380510, Japanese Patent Nos. 6905530 and 717709, Mexican Patent Nos. 386,752 and 397265 and South African Patent No. 2018/01750. In addition, we have 8 pending U.S. patent applications and over 50 pending foreign patent applications, including U.S. Patent Application Nos. 18/156,069, 18/174,393, 17/349,757, 17/906,580, 17/906,582 and 17/906,585 and over 50 pending international patent applications in a number of countries including, Australia, Brazil, Canada, Chile, China, the Eurasian Patent Office, the European Patent Office, Israel, India, Japan, South Korea, Mexico, Singapore, Philippines and Hong Kong. These issued patents and pending patent applications carry remaining patent terms ranging from over 18 years to just over 15 years.

Employees and Human Capital

As of May 1, 2024, we had 20 employees, of which 12 are full-time. We have also retained some of our former employees as consultants, in addition to a number of expert consultants in specific scientific and operational areas. Our employees are not represented by labor unions or covered under any collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants, and directors through the granting of equity-based compensation awards.

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
•
Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm has included in its opinion for the year ended March 31, 2024 an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern, which may hinder our ability to obtain future financing.
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

We are a clinical stage biotechnology company that is focused on developing FXR314 in inflammatory bowel disease ("IBD"), including ulcerative colitis ("UC"), based on demonstration of clinical promise in three-dimensional ("3D") human tissues as well as strong preclinical data. Our current clinical focus is in advancing FXR314 in IBD, including UC and Crohn's disease. Our secondary focus is building high fidelity, 3D tissues that recapitulate key aspects of human disease. Our success will depend upon our ability to advance the development of FXR314, our ability to determine the appropriate clinical focus for FXR314, our ability to identify additional drug candidates to pursue and the viability of our platform technology and any disease models we develop. Our success will also depend on our ability to select an appropriate development strategy for FXR314 and any other drug candidates we may identify, including internal development or partnering or licensing arrangements with pharmaceutical companies. We may not be able to partner or license our drug candidates. We may never achieve profitability, or even if we achieve profitability, we may not be able to maintain or increase our profitability.

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

We may not be successful in establishing our Mosaic Cell Sciences division (“Mosaic”) as a profitable commercial business.

We formed Mosaic to serve as a key source of certain of the primary human cells we utilize in our research and development efforts. In addition to supplying human cells for our business requirements, we believe there is an opportunity for Mosaic to operate as a commercial business by selling human cells to other pharmaceutical, biotech and research organizations. We intend for Mosaic to begin selling its human cell offerings to end users both directly and through distribution partners during fiscal 2025. Operating and developing Mosaic’s business is subject to a number of risks and uncertainties, including:

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
•
failing to hire and retain qualified personnel; and
•
infringing the proprietary rights of third parties or failing to protect our own intellectual property.

If any of these or any other risks and uncertainties occur, our efforts to establish Mosaic as a commercial business may be unsuccessful, which would harm our business and results of operations.

Our business will be adversely impacted if we are unable to successfully attract, hire and integrate key additional employees or contractors.

Our future success depends in part on our ability to successfully attract and then retain key additional executive officers and other key employees and contractors to support our drug discovery plans. Recruiting and retaining qualified scientific and clinical personnel is critical to our success. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. If we are unable to attract and retain high quality personnel, our ability to pursue our drug discovery business will be limited, and our business, prospects, financial condition, and results of operations may be adversely affected.

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

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Moreover, we have the ability to sell up to $0.8 million of additional shares of our common stock to the public through an “at the market offering” pursuant to a Sales Agreement that we entered into with H.C. Wainwright & Co., LLC and JonesTrading Institutional Services LLC on March 16, 2018 (the “Sales Agreement”). Any shares of common stock issued in the “at the market offering” (“ATM offering”) will result in dilution to our existing stockholders.

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell shares of our common stock to the public through an ATM offering. As of March 31, 2024, we have issued and sold pursuant to the Sales Agreement an aggregate of 5,371,418 shares of our common stock for gross proceeds of approximately $46.9 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of May 15, 2024, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, or $2,474,091. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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
•
the supply or quality of any drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate or may be delayed; and
•
regulatory authorities may suspend or withdraw their approval of a product or impose restrictions on its distribution.

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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Currently, we are focused on developing FXR314 in IBD, including UC, based on demonstration of clinical promise in 3D human tissues as well as strong preclinical data. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The impact of the Russian invasion of Ukraine and the Israel-Hamas war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine and the Israel-Hamas war are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, they may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

Actions that we have taken to restructure our business to align our cost structure with our strategic priorities may not have the anticipated effects.

In August 2023, we announced a plan to reduce our workforce by six employees, which represented approximately 24% of our employees as of August 18, 2023. The decision to reduce our workforce was made in order to focus spending on our clinical program for FXR314, reduce ongoing operating expenses not related to clinical expenses, and extend our cash runway. As a result of the reduction in force, we incurred approximately $0.4 million of cash expenditures in connection with the reduction in force, which relate to severance pay, in the year ended March 31, 2024. We may incur additional expenses not currently contemplated due to events associated with the reduction in force; for example, the reduction in force may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. Moreover, we may not realize, in full or in part, the anticipated benefits and savings from this restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.

Risks Related to Our Capital Requirements, Finances and Operations

Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm has included in its opinion for the year ended March 31, 2024 an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of March 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended March 31, 2024 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures, and generate significant revenue. Our financial statements as of March 31, 2024 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to curtail or cease our operations.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. Raising additional funding through debt or equity financing is likely to be difficult or unavailable altogether given the early stage of our therapeutic candidates. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations will be materially adversely affected. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to our technology or potential future product candidates or otherwise agree to terms unfavorable to us. Although we raised net proceeds of approximately $4.7 million in May 2024 in connection with the sale and issuance of (i) 1,562,500 shares of our common stock, and accompanying common warrants (“Common Warrants”) to purchase up to 1,562,500 shares of common stock and (ii) pre-funded warrants to purchase 5,000,000 shares of common stock and accompanying Common Warrants to purchase up to 5,000,000 shares of common stock in a best efforts public offering, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable.

We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses each year since we began operations, including $15.1 million and $17.7 million for the years ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $339.7 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

The stock market is subject to significant price and volume fluctuations. The trading price of our common stock is, and is likely to continue to be, volatile. For example, during the fiscal year ended March 31, 2024, our closing stock price ranged from $0.90 to $2.24 per share. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of March 31, 2024, there were an aggregate of 10,077,726 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,462,899 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 45,000 shares of common stock that may be issued through our 2023 Employee Stock Purchase Plan (“ESPP”).

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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We believe cybersecurity is critical to advancing our technological advancements. As a clinical stage biotechnology company, we face a multitude of cybersecurity threats that include attacks common in most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks and have developed our own practices and framework, which we believe enhance our ability to identify and manage cybersecurity risks. Our Audit Committee oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. The IT Risk Committee and our cybersecurity consultant, which has extensive information technology and program management experience, regularly brief the Audit Committee on our cybersecurity and information security posture and the Audit Committee is apprised of any cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The Audit Committee retains oversight of cybersecurity because of its importance. In the event of any incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Audit Committee, as appropriate.

As a clinical stage biotechnology company, we must also comply with extensive regulations, including requirements imposed by the U.S. Food and Drug Administration related to adequately safeguarding patient information. We work with our cybersecurity consultant on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We believe we are positioned to meet SEC disclosure requirements. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges.

We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We will require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See “Risk Factors” for a discussion of cybersecurity risks, including, without limitation, the risk factor under the heading “We may be subject to security breaches or other cybersecurity incidents that could compromise our information and expose us to liability”. Except as set forth therein, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition.

Item 2. Properties.

In November 2020, we entered into a sixty-two month lease agreement for our long term permanent premises, consisting of approximately 8,051 square feet of lab and office space. In November 2021, we amended the permanent lease agreement to add an additional 2,892 square of office space in the same building. In December 2021, we took occupancy of the aforementioned lab and office space, located at 11555 Sorrento Valley Road, San Diego, CA 92121. See “Note 8. Leases” of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of properties.

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

We are not involved in any material legal proceedings or legal matters at this time. See “Note 9. Commitments and Contingencies” of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of potential commitments and contingencies related to legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “ONVO.”

Holders of Record

As of May 25, 2024, we had 14,371,826 outstanding shares of common stock and approximately 82 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

The graph set forth below compares the cumulative total stockholder return data on our common stock with the cumulative return data of (i) the Nasdaq Stock Market Composite Index, and (ii) the Nasdaq Biotechnology Index over the five-year period ending March 31, 2024. This graph assumes the investment of $100 on March 31, 2019 in our common stock and each of the comparative indices and assumes the reinvestment of dividends. No cash dividends have been declared or paid on our common stock.

The comparisons in the graph and related information is not intended to forecast or be indicative of possible future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Organovo Holdings, Inc.,

the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

* $100 invested on March 31, 2019 in stock or index, including reinvestment of dividends.

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

Overview

We are a clinical stage biotechnology company that is focused on developing FXR314 in inflammatory bowel disease (“IBD”), including ulcerative colitis (“UC”), based on demonstration of clinical promise in three-dimensional (“3D”) human tissues as well as strong preclinical data. FXR is a mediator of gastrointestinal and liver diseases. FXR agonism has been tested in a variety of preclinical models of IBD. FXR314 is the lead compound in our established FXR program containing two clinically tested compounds (including FXR314) and over 2,000 discovery or preclinical compounds. FXR314 is a drug with safety and tolerability after daily oral dosing in Phase 1 and Phase 2 trials. Further, FXR314 has FDA clinical trial authorization for a Phase 2 trial in UC.

Our current clinical focus is in advancing FXR314 in IBD, including UC and Crohn’s disease (“CD”). We plan to start a Phase 2a clinical trial in UC in the calendar year 2024. We released Phase 2 data for FXR314 for the treatment of metabolic function-associated steatohepatitis ("MASH") in April 2024 that are supportive of ongoing development, and we believe FXR314 has a commercial opportunity in MASH, most likely in combination therapy. We are exploring the potential for combination therapies using FXR314 and currently approved mechanisms in preclinical animal studies and our IBD disease models.

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

Using these disease models, we intend to identify and validate novel therapeutic targets. After finding therapeutic drug targets, we intend to focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these novel drug candidates towards an Investigational New Drug filing and potential future clinical trials.

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

Recent Developments

Mosaic Cell Sciences Division

In February 2024, we formed our Mosaic Cell Sciences division (“Mosaic”) to serve as a key source of certain of the primary human cells we utilize in our research and development efforts. We believe Mosaic can help us optimize our supply chain, reduce operating expenses related to cell sourcing and procurement and ensure that the cellular raw materials we use are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. We intend for Mosaic to provide us with qualified human cells for use in our clinical research and development programs. In addition to supplying us with primary human cells, we intend for Mosaic to offer human cells for sale to life science customers, both directly and through distribution partners, which we expect to offset costs and over time become a profit center that offsets overall R&D spending by Organovo.

Best Efforts Public Offering

On May 8, 2024, we priced a best efforts public offering (the “Offering”) of: (i) 1,562,500 shares of our common stock and accompanying common warrants (“Common Warrants”) to purchase up to 1,562,500 shares of common stock at a combined public offering price of $0.80 per share and accompanying Common Warrant to purchase one share of common stock and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase 5,000,000 shares of common stock and accompanying Common Warrants to purchase up to 5,000,000 shares of common stock at a combined public offering price of $0.799 per Pre-Funded Warrant and accompanying Common Warrant to purchase one share of common stock. In connection with the Offering, we entered into Securities Purchase Agreements with the purchasers of the securities in the Offering on May 8, 2024.

The per share exercise price for the Pre-Funded Warrants is $0.001, subject to adjustment as provided therein. The Pre-Funded Warrants were immediately exercisable, subject to certain beneficial ownership limitations, and will expire when exercised in full. The holders may exercise the Pre-Funded Warrants by means of a “cashless exercise.”

The per share exercise price for the Common Warrants is $0.80, subject to adjustment as provided therein. The Common Warrants were immediately exercisable, subject to certain beneficial ownership limitations, and will expire on the date that is five years following the original issuance date. If a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Common Warrants is not available for the issuance, then the holders may exercise the Common Warrants by means of a “cashless exercise.”

In connection with the Offering, we paid JonesTrading Institutional Services LLC, which acted as the placement agent in connection with the Offering, a cash fee of 5.0% of the aggregate gross proceeds raised in the Offering.

The closing of the Offering occurred on May 13, 2024. We received net proceeds of approximately $4.7 million from the Offering, after deducting the estimated offering expenses payable by us, including the Placement Agent fees.

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

Stock-based compensation

For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares acquirable under our 2022 Equity Incentive Plan (“2022 Plan”), Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”), our 2016 Employee Stock Purchase Plan (the “2016 ESPP”), our 2023 Employee Stock Purchase Plan (the “2023 ESPP”), or our 2021 Inducement Equity Plan (the “Inducement Plan”) using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Expected volatility is based on the Company-specific historical volatility rate. For certain options granted with vesting criteria contingent on market conditions, we engage with valuation specialists to calculate fair value and requisite service periods using Monte Carlo simulations. For certain options granted with vesting criteria contingent on pre-defined Company performance criteria, we periodically assess and adjust the expense based on the probability of achievement of such performance criteria. For shares acquirable under our 2016 ESPP and 2023 ESPP, we use our Company-specific volatility rate. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions, our stock-based compensation expense may differ significantly from what we have recorded in the past.

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

For the year ended March 31, 2024, the performance obligations assessed were sales-based royalties on a quarterly basis. We evaluate the performance obligation to determine if it can be satisfied at a point in time or over time. For agreements that include sales-based royalties, we estimate and recognize revenue in the period the underlying sales occur. Key factors considered in the estimate include sales of products that include the underlying licensed intellectual property (“IP”) and the location of customers related to the jurisdictions of the licensed IP. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. Differences in the allocation of the transaction price between delivered and undelivered performance obligations can impact the timing of revenue recognition but do not change the total revenue recognized under any agreement.

Results of Operations

Comparison of the Years Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the years ended March 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2024	2023	$	%
Revenues	$109	$370	$(261)	(71%)
Research and development	$5,498	$8,885	$(3,387)	(38%)
Selling, general and administrative	$9,697	$9,216	$481	5%
Other income	$417	$474	$(57)	(12%)

Revenues

We had $0.1 million of royalty revenue for the year ended March 31, 2024, compared to $0.4 million of royalty revenue for the year ended March 31, 2023. Royalty revenue for each of the years ended March 31, 2024 and 2023, was related to the sales-based royalty revenue earned from the aforementioned licensing of IP. The decrease in royalty revenue year over year relates to a decrease in sales of royalty-bearing products by the licensee.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended March 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2024	2023	$	%
Research and development	$5,133	$8,247	$(3,114)	(38%)
Non-cash stock-based compensation	138	473	(335)	(71%)
Depreciation and amortization	227	165	62	38%
Total research and development expenses	$5,498	$8,885	$(3,387)	(38%)

Total research and development expenses decreased by $3.4 million, or 38%, from approximately $8.9 million for the year ended March 31, 2023 to approximately $5.5 million for the year ended March 31, 2024. Our full-time research and development staff increased from an average of fifteen employees for the year ended March 31, 2023 to an average of sixteen employees for the year ended March 31, 2024. The decrease in total research and development activities consisted of a $4.1 million decrease in lab and research expenses, which was offset by a $0.4 million increase in consulting costs, a $0.2 million increase in personnel related costs, and a $0.1 million increase in facilities costs and depreciation. Of the $4.1 million decrease in lab and research expenses, $4.0 million related to acquired in-process research and development (“IPR&D”) of Metacrine's FXR program, related research data, and IP in the year ended March 31, 2023.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended March 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2024	2023	$	%
Selling, general and administrative	$8,274	$7,184	$1,090	15%
Non-cash stock-based compensation	1,370	1,904	(534)	(28%)
Depreciation and amortization	53	128	(75)	(59%)
Total selling, general and administrative expenses	$9,697	$9,216	$481	5%

Total selling, general and administrative expenses increased approximately $0.5 million, or 5%, from $9.2 million for the year ended March 31, 2023 to approximately $9.7 million for the year ended March 31, 2024. The increase year over year relates to increases in legal and other corporate expenses, including a $0.7 million increase in investor relations expenses and a $0.2 million increase in legal costs, offset by a $0.4 million decrease in personnel related costs. Our full-time selling, general, and administrative employees decreased from an average of five employees for the year ended March 31, 2023 to an average of four employees for the year ended March 31, 2024.

Other Income (Expense)

Other income was $0.4 million and $0.5 million for the years ended March 31, 2024 and 2023, respectively. Other income primarily consisted of interest income in both years.

Financial Condition, Liquidity and Capital Resources

Going forward, we intend to focus on clinical drug development of FXR314, the lead compound in our established FXR program. Our current clinical focus is in advancing FXR314 in IBD, including UC and CD. We plan to start a Phase 2 clinical trial in UC in the calendar year 2024. We released Phase 2 data for FXR314 for the treatment of metabolic function-associated steatohepatitis (“MASH”) in April 2024 that is supportive of ongoing development, and we believe FXR314 has a commercial opportunity in MASH, most likely in combination therapy. Additionally, we plan to leverage our proprietary technology platform to develop therapeutic drugs, focusing on IBD, including CD and UC, with a goal of broadening our work into additional therapeutic areas over time.

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2024, we had cash and cash equivalents of approximately $2.9 million and an accumulated deficit of $339.7 million. As of March 31, 2023, we had cash and cash equivalents of $15.3 million and an accumulated deficit of $325.0 million. We had negative cash flows from operations of $14.7 million and $12.4 million for the years ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, we had total current assets of approximately $3.9 million and current liabilities of approximately $1.9 million, resulting in working capital of $2.0 million. At March 31, 2023, we had total current assets of approximately $17.0 million and current liabilities of approximately $3.7 million, resulting in working capital of $13.3 million.

The following table sets forth a summary of the primary sources and uses of cash for the years ended March 31, 2024 and 2023 (in thousands):

	Year Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(14,653)	$(12,408)
Investing activities	816	(966)
Financing activities	1,437	—
Net decrease in cash, cash equivalents, and restricted cash	$(12,400)	$(13,374)

Operating activities

Net cash used in operating activities was approximately $14.7 million and $12.4 million for the years ended March 31, 2024 and 2023, respectively. The $2.3 million increase in operating cash usage, for the year ended March 31, 2024, was attributable primarily to the $2.0 million cash payment in fiscal 2024 for acquired IPR&D, in addition to an increase in our research and development activities.

Investing activities

Net cash provided by investing activities was $0.8 million for the year ended March 31, 2024. Net cash provided by investing activities for the year ended March 31, 2024 consisted of the liquidation of equity securities of $0.7 million and $0.1 million of investment income. Net cash used in investing activities for the year ended March 31, 2023 consisted of $0.7 million of purchases of equity securities, net of sales, and $0.4 million of fixed asset purchases, which was slightly offset by $0.1 million of investment income.

Financing activities

Net cash provided by financing activities was $1.4 million for the year ended March 31, 2024. Financing activities consisted of the sale of common stock through at-the-market (“ATM”) share offerings. There were no financing activities for the year ended March 31, 2023. Refer to “Operations funding requirements” below for further information regarding financing activities.

Operations funding requirements

Through March 31, 2024, we have financed our operations primarily through the sale of common stock through public and ATM offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2025 to be approximately $23.5 million. Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We previously had an effective shelf registration statement on Form S-3 (File No. 333-252224), declared effective by the SEC on January 29, 2021 (the “2021 Shelf”), which registered $150.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing, that expired on January 29, 2024. On January 26, 2024, we filed a new shelf registration statement on Form S-3 (File No. 333-276722) to register $150.0 million of common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2024 Shelf”). The 2024 Shelf was declared effective by the SEC on February 8, 2024 and replaced the 2021 Shelf at that time.

On March 16, 2018, we entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, we filed a prospectus supplement to the 2021 Shelf (the “2021 ATM Prospectus Supplement”), pursuant to which we could offer and sell, from time to time through the Agents, shares of our common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold were issued pursuant to our 2021 Shelf until it was replaced by the 2024 Shelf.

On January 26, 2024, we filed a prospectus to the 2024 Shelf (the “2024 ATM Prospectus”), pursuant to which we may offer and sell, from time to time, through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $2,605,728. Any shares offered and sold in these ATM transactions are issued pursuant to the 2024 Shelf.

During the year ended March 31, 2024, we sold 1,172,342 shares of common stock in ATM offerings, of which 1,135,940 shares were sold pursuant to the 2021 Shelf, and 36,402 shares were sold pursuant to the 2024 Shelf. As of March 31, 2024, we have sold an aggregate of 2,753,204 shares of common stock in ATM offerings under the 2021 ATM Prospectus Supplement and 2024 ATM Prospectus, for gross proceeds of approximately $23.2 million. As of March 31, 2024, there was approximately $100.0 million available in future offerings under the 2024 Shelf, and approximately $2.6 million available for future offerings through our ATM program under the 2024 ATM Prospectus.

In May 2024, we closed a best efforts public offering conducted off a Registration Statement on Form S-1 (File No. 333-278668) and issued and sold (i) 1,562,500 shares of our common stock, and accompanying common warrants (“Common Warrants”) to purchase up to 1,562,500 shares of common stock and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase 5,000,000 shares of common stock and accompanying Common Warrants to purchase up to 5,000,000 shares of common stock for estimated net proceeds of $4.7 million.

As of May 29, 2024, we had cash and cash equivalents of approximately $7.0 million.

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

Recent Accounting Pronouncements

For information regarding recently adopted and issued accounting pronouncements, see “Note 14. Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements contained in this Annual Report.

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

Item 8. Consolidated Financial Statements.

Organovo Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Organovo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Organovo Holdings, Inc. (“Company”) as of March 31, 2023, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Mayer Hoffman McCann P.C.

We served as the Company's auditor from 2011 to 2023.

San Diego, California

July 13, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Organovo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Organovo Holdings, Inc. (the “Company”) as of March 31, 2024, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2023.

Somerset, New Jersey

May 31, 2024

ORGANOVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	March 31, 2024	March 31, 2023
Assets
Current Assets
Cash and cash equivalents	$2,901	$15,301
Accounts receivable	33	152
Inventory	297	—
Investment in equity securities	—	706
Prepaid expenses and other current assets	705	889
Total current assets	3,936	17,048
Fixed assets, net	669	902
Restricted cash	143	143
Operating lease right-of-use assets	1,299	1,705
Prepaid expenses and other assets, net	302	515
Total assets	$6,349	$20,313
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$627	$331
Accrued expenses	727	2,848
Operating lease liability, current portion	506	492
Total current liabilities	1,860	3,671
Operating lease liability, net of current portion	888	1,313
Total liabilities	2,748	4,984
Commitments and Contingencies (Notes 8 and 9)
Stockholders' Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 10,077,726 and 8,716,906 shares issued and outstanding at March 31, 2024 and 2023, respectively	10	9
Additional paid-in capital	343,261	340,317
Accumulated deficit	(339,669)	(324,998)
Accumulated other comprehensive income	—	2
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders' equity	3,601	15,329
Total Liabilities and Stockholders' Equity	$6,349	$20,313

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands except for share and per share data)

	Year Ended	Year Ended
	March 31, 2024	March 31, 2023
Revenues
Royalty revenue	$109	$370
Total Revenues	109	370
Research and development expenses	5,498	8,885
Selling, general, and administrative expenses	9,697	9,216
Total costs and expenses	15,195	18,101
Loss from Operations	(15,086)	(17,731)
Other Income (Expense)
Loss on fixed asset disposals	—	(9)
Gain on investment in equity securities	12	29
Interest income	405	454
Total Other Income	417	474
Income Tax Expense	(2)	(2)
Net Loss	$(14,671)	$(17,259)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale debt securities	(2)	2
Comprehensive loss	$(14,673)	$(17,257)
Net loss per common share—basic and diluted	$(1.60)	$(1.98)
Weighted average shares used in computing net loss per common share—basic and diluted	9,144,922	8,713,032

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2022	8,711	$9	$337,940	—	$(1)	$(307,739)	—	$30,209
Issuance of common stock under employee and director stock option, RSU and purchase plans	6	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,377	—	—	—	—	2,377
Net loss	—	—	—	—	—	(17,259)	—	(17,259)
Unrealized gain on available-for-sale debt securities, net of tax	—	—	—	—	—	—	2	2
Balance at March 31, 2023	8,717	$9	$340,317	—	$(1)	$(324,998)	$2	$15,329
Issuance of common stock under employee and director stock option, RSU and purchase plans	122	—	—	—	—	—	—	—
Stock-based compensation expense	66	—	1,508	—	—	—	—	1,508
Issuance of common stock from public offering, net	1,173	1	1,436	—	—	—	—	1,437
Net loss	—	—	—	—	—	(14,671)	—	(14,671)
Unrealized loss on available-for-sale debt securities, net of tax	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2024	10,078	$10	$343,261	—	$(1)	$(339,669)	$—	$3,601

The accompanying notes are an integral part of these consolidated financial statements.

ORGANOVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended
	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities
Net loss	$(14,671)	$(17,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment in equity securities	(12)	(29)
Loss on disposal of fixed assets	—	9
Accretion on investments	(142)	(105)
Depreciation and amortization	280	293
Stock-based compensation	1,508	2,377
Increase (decrease) in cash resulting from changes in:
Accounts receivable	119	(152)
Inventory	(297)	—
Prepaid expenses and other assets	392	177
Accounts payable	296	(148)
Accrued expenses	(2,121)	2,359
Operating right-of-use asset and lease liability, net	(5)	70
Net cash used in operating activities	(14,653)	(12,408)
Cash Flows From Investing Activities
Purchases of fixed assets	(42)	(396)
Purchases of investments	(10,860)	(9,893)
Maturities of investments	11,000	10,000
Purchases of equity securities	—	(1,061)
Proceeds from sales of equity securities	—	384
Liquidation of equity securities	718	—
Net cash provided by (used in) investing activities	816	(966)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	1,437	—
Net cash provided by financing activities	1,437	—
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(12,400)	(13,374)
Cash, cash equivalents, and restricted cash at beginning of period	15,444	28,818
Cash, cash equivalents, and restricted cash at end of period	$3,044	$15,444
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$2,901	$15,301
Restricted cash	143	143
Total cash, cash equivalents and restricted cash	$3,044	$15,444
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2
Purchases of fixed assets in accounts payable	$—	$64

The accompanying notes are an integral part of these consolidated financial statements.

Organovo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Nature of operations and basis of presentation

Organovo Holdings, Inc. (“Organovo Holdings,” “Organovo,” and the “Company”) is a clinical stage biotechnology company that is focused on developing FXR314 in inflammatory bowel disease (“IBD”), including ulcerative colitis (“UC”), based on demonstration of clinical promise in three-dimensional (“3D”) human tissues as well as strong preclinical data. FXR is a mediator of gastrointestinal and liver diseases. FXR agonism has been tested in a variety of preclinical models of IBD. FXR314 is the lead compound in the Company's established FXR program containing two clinically tested compounds (including FXR314) and over 2,000 discovery or preclinical compounds. FXR314 is a drug with safety and tolerability after daily oral dosing in Phase 1 and Phase 2 trials. Further, FXR314 has FDA clinical trial authorization for a Phase 2 trial in UC.

The Company's current clinical focus is in advancing FXR314 in IBD, including UC and Crohn’s disease (“CD”). The Company plans to start a Phase 2a clinical trial in UC in the calendar year 2024. The Company released Phase 2 data for FXR314 for the treatment of metabolic function-associated steatohepatitis (“MASH”) in April 2024 that is supportive of ongoing development, and the Company believes FXR314 has a commercial opportunity in MASH, most likely in combination therapy. The Company is exploring the potential for combination therapies using FXR314 and currently approved mechanisms in preclinical animal studies and the Company's IBD disease models.

The Company's second focus is building high fidelity, 3D tissues that recapitulate key aspects of human disease. The Company uses its proprietary technology to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. The Company believes these attributes can enable critical complex, multicellular disease models that can be used to develop clinically effective drugs across multiple therapeutic areas.

As with the clinical development program, the Company is initially focusing on the intestine and has ongoing 3D tissue development efforts in human tissue models of UC and CD. The Company uses these models to identify new molecular targets responsible for driving the disease and to explore the mechanism of action of known drugs including FXR314 and related molecules. The Company intends to initiate drug discovery programs around these new validated targets to identify drug candidates for partnering and/or internal clinical development.

The Company's current understanding of intestinal tissue models and IBD disease models leads the Company to believe that it can create models that provide greater insight into the biology of these diseases than are generally currently available. The Company is creating high fidelity disease models, leveraging its prior work including the work found in its peer-reviewed publication on bioprinted intestinal tissues (Madden et al. Bioprinted 3D Primary Human Intestinal Tissues Model Aspects of Native Physiology and ADME/Tox Functions. iScience. 2018 Apr 27;2:156-167. doi: 10.1016/j.isci.2018.03.015.) The Company's advances include cell type-specific compartments, prevalent intercellular tight junctions, and the formation of microvascular structures.

Using these disease models, the Company intends to identify and validate novel therapeutic targets. After finding therapeutic drug targets, the Company intends to focus on developing novel small molecule, antibody, or other therapeutic drug candidates to treat the disease, and advance these novel drug candidates towards an Investigational New Drug filing and potential future clinical trials.

The Company expects to broaden its work into additional therapeutic areas over time and is currently exploring specific tissues for development. In its work to identify the areas of interest, the Company evaluates areas that might be better served with 3D disease models than currently available models as well as the potential commercial opportunity. In line with these plans, the Company is building upon both its external and in house scientific expertise, which will be essential to its drug development effort.

In February 2024, the Company formed its Mosaic Cell Sciences division (“Mosaic”) to serve as a key source of certain primary human cells that the Company utilizes in its research and development efforts. The Company believes Mosaic can help optimize its supply chain, reduce operating expenses related to cell sourcing and procurement and ensure that the cellular raw materials the Company uses are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. The Company intends for Mosaic to provide it with qualified human cells for use in its clinical research and development programs. In addition to supplying the Company with primary human cells, the Company intends for Mosaic to offer human cells for sale to life science customers, both directly and through distribution partners, which the Company expects to offset costs and over time become a profit center that offsets overall research and development ("R&D") spending by the Company.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company had cash and cash equivalents of approximately $2.9 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $339.7 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreements for its facilities. The Company also had negative cash flows from operations of approximately $14.7 million during the year ended March 31, 2024.

Through March 31, 2024, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the year ended March 31, 2024, the Company issued 1,172,342 shares of its common stock through its ATM facility.

Based on the Company's current operating plan and available cash resources, including the total net proceeds of $4.7 million from the best efforts public offering that closed in May 2024, the Company will need substantial additional funding to support future operating activities. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about its ability to continue as a going concern for at least one year following the date these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As the Company continues its operations and is focusing its efforts on drug discovery and development, the Company will need to raise additional capital to implement this business plan. The Company cannot predict with certainty the exact amount or timing for any future capital raises. The Company will seek to raise additional capital through debt or equity financings, or through some other financing arrangement. However, the Company cannot be sure that additional financing will be available if and when needed, or that, if available, it can obtain financing on terms favorable to its stockholders. Any failure to obtain financing when required will have a material adverse effect on the Company’s business, operating results, and financial condition.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions.

Investments

Investments consist of investments in debt securities and investments in equity securities.

Investments in debt securities consist of investments in U.S. Treasury bills. As of March 31, 2024 and 2023, all investments that have original maturities of three months or less are classified as cash equivalents on the Consolidated Balance Sheets. As of March 31, 2024, all investments are classified as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale debt securities are recorded at fair value. Any unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders' equity until realized. As U.S. Treasury bills are risk-free, any declines in fair value are considered temporary.

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

Restricted cash

As of each of March 31, 2024 and 2023, the Company had approximately $0.1 million of restricted cash, deposited with a financial institution. The entire amount was held in certificates of deposit to support a letter of credit agreement related to the Company’s facility leases entered into in November 2020 and amended in November 2021.

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory as of March 31, 2024 consisted of approximately $0.3 million in finished goods, which is related to the Mosaic Cell Sciences division. There were no finished goods inventory as of March 31, 2023. Please refer to "Note 16. Business Segment Information" for further information.

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

Impairment of long-lived assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including fixed assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred as of March 31, 2024 and 2023.

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

FXR Program

In March 2023, the Company acquired Metacrine's FXR program for $4.0 million. The FXR program was determined to have no alternative future use, and therefore was considered acquired in-process research and development and fully expensed. In the year ended March 31, 2023, the Company paid a $2.0 million upfront payment, and the remaining $2.0 million was paid in the year ended March 31, 2024, upon the final transfer of the drug compounds, related data, and IP.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. As of March 31, 2024, the Company identified two operating segments. Please refer to "Note 16. Business Segment Information" for further information.

Income taxes

Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities. The Company’s policy regarding uncertainty in income taxes is pursuant to Accounting Standard Codification (“ASC”) Topic 740-10. Interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits is recognized as a component of income tax expense.

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

The Company has considered a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the Company is a principal vs. agent, whether the elements are distinct performance obligations, whether there are determinable stand-alone prices, and whether any licenses are functional or symbolic. The Company has evaluated each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, non-refundable upfront fees have been considered fixed, while sales-based royalty payments have been identified as variable consideration which must be evaluated to determine if it has been constrained and, therefore, excluded from the transaction price. Please refer to “Note 6. Collaborative Research, Development, and License Agreements” for further information.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the ASC Topic 718, Compensation — Stock Compensation, which establishes accounting for equity instruments exchanged for employee and non-employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award (determined using either the Black-Scholes or Monte Carlo option-pricing models, depending on the complexity of the equity grant), and is recognized as an expense, under the straight-line method, over the employee or non-employee's requisite service period (generally the vesting period of the equity grant). The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses its Company-specific historical volatility rate. The risk-free interest rate assumption is based on U.S. Treasury rates. The weighted average expected life of options is estimated using the average of the contractual term and the weighted average vesting term of the options. Option forfeitures are treated as a reduction of stock-based compensation expense and accounted for as they occur.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss).

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, shares reserved for purchase under the Company’s 2023 Employee Stock Purchase Plan (“2023 ESPP”), the assumed release of restriction of restricted stock units (“RSUs”), and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the years ended March 31, 2024 and 2023 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share were approximately 0.8 million shares and 1.6 million shares for the years ended March 31, 2024 and 2023, respectively.

Note 2. Investments and fair value measurement

Investments in debt securities

As of March 31, 2024, the Company held $1.0 million of investments in debt securities (which are included in the $2.9 million of cash and cash equivalents). For the year ended March 31, 2024, there was $0.1 million of interest income related to the investments in debt securities. There were less than $0.1 million of unrealized gains recorded on investments in debt securities for the year ended March 31, 2024. As the investments in debt securities consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

The following table summarizes the Company's investments in debt securities that are measured at fair value as of March 31, 2024 and 2023 (in thousands):

	Amortized costs basis	Gross unrealized gains	Gross unrealized losses	Fair value
As of March 31, 2024
Investments in debt securities	$997	$1	$—	$998
As of March 31, 2023
Investments in debt securities	$4,943	$2	$—	$4,945

Investments in equity securities

For the year ended March 31, 2024, $0.7 million of equity securities were liquidated and there was less than a $0.1 million gain on the investment in equity securities. As of March 31, 2024, the fair value of investment in equity securities was zero, as a result of the liquidation of the shares by the underlying company on June 26, 2023. As the investments in equity securities consist of common stock from active markets, the fair value is measured using level 1 inputs.

The following table presents the activity for investments in equity securities measured at fair value for the year ended March 31, 2024 (in thousands):

Investment in Equity Securities (in thousands)
Balance at March 31, 2023	$706
Sales	(718)
Gain on investment in equity securities	12
Balance at March 31, 2024	$—

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Prepaid insurance	$445	$507
Prepaid expenses	256	313
Other current assets	4	69
	$705	$889

Note 4. Fixed Assets

Fixed assets consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Laboratory equipment	$1,617	$1,575
Furniture and fixtures	66	66
Computer software and equipment	244	537
Fixed Assets, gross	1,927	2,178
Less accumulated depreciation	(1,258)	(1,276)
Fixed Assets, net	$669	$902

As of March 31, 2024 and 2023, all of the Company’s fixed assets were active and in use. Depreciation expense for the years ended March 31, 2024 and 2023 was approximately $0.3 million and $0.2 million, respectively.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Accrued compensation	$536	$609
Accrued legal and professional fees	93	193
Acquired in-process research and development	—	2,000
Other accrued expenses	98	46
	$727	$2,848

Note 6. Collaborative Research, Development, and License Agreements

License Agreements

BICO Group AB

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

As part of the License Agreement, BICO Group AB agreed to pay the Company a one time, nonrefundable upfront fee of $1,500,000. Based on ASC Topic 606, the Company concluded that the performance obligation related to this upfront fee consisted of the Company filing stipulations of dismissal of all legal matters noted above, as well as the Company granting the non-exclusive license of the aforementioned patents within five days of receiving the upfront payment. The conditions of the performance obligation were satisfied, and therefore the Company recognized revenue of $1,500,000 on February 22, 2022, the executed date of the License Agreement.

Additionally, as part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. For the years ended March 31, 2024 and 2023, the Company recorded $109,000 and $370,000, respectively, of royalty revenue based on sales-based royalties from the License Agreement.

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

On December 5, 2022, the Company amended the license agreement with the University of Missouri, whereby the Company agreed to pay a single, upfront payment of $50,000 to the University of Missouri in exchange for the aforementioned licensed intellectual property to be fully paid up by the Company. As a result, the Company will continue to have rights to the licensed intellectual property until its expiration in June 2028, but will no longer owe minimum annual royalty payments, royalty payments based on net sales, or any other payments (other than patent annuities and any prosecution costs) in the future.

Clemson University

In May 2011, the Company entered into a license agreement with Clemson University Research Foundation ("CURF") to in-license certain technology and intellectual property relating to ink-jet printing of viable cells. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company was required to pay the university royalties ranging from 1.5% to 3% of net sales of covered tissue products and the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales reached each year. The license agreement terminates upon expiration of the patents licensed, which are expected to expire in May 2024, and is subject to certain conditions as defined in the license agreement. Minimum annual royalty payments of $40,000 per year were due beginning in calendar 2016. The royalty payments of $40,000 were made for the years ended March 31, 2024 and 2023. The annual minimum royalty is creditable against royalties owed during the same calendar year.

In addition to the annual royalties noted above, CURF is owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of March 31, 2024, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the license agreement. Therefore, no royalty expense to CURF was recorded for the year ended March 31, 2024. No royalty expense related to sales-based royalties has been recorded to date

Capitalized License Fees

Capitalized license fees consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
License fees	$109	$114
Less accumulated amortization	(101)	(101)
License fees, net	$8	$13

The above license fees, net of accumulated amortization, are included in prepaid expenses and other assets in the accompanying consolidated balance sheets and are being amortized over the life of the related patents. Amortization expense of licenses was approximately $5,000 and $82,000 for the years ended March 31, 2024 and 2023, respectively. At March 31, 2024, the weighted average remaining amortization period for all licenses was approximately 3 years. The annual amortization expense of licenses for the next five years is estimated to be approximately $3,000 per year.

The Salk Institute for Biological Studies

In March 2023, the Company acquired the FXR Agonist program from Metacrine. All patent rights related to this program have been assigned to the Company in connection with the acquisition. In addition, the Company assumed and was assigned a license agreement with the Salk Institute for Biological Studies (hereafter “Salk”) that provides certain payments to Salk upon the successful development and commercialization of the lead compound, FXR314. The Company is required to pay Salk royalties ranging from 1% to 1.125% of net sales of therapeutics based on FXR314. In addition, the Company is required to make certain milestone payments based on the successful initiation and/or completion of certain development milestones, including $500,000 within 45 days of the dosing of the first patient in a phase III clinical trial, $1,000,000 within 45 days of FDA approval of the first Licensed Product and $1,500,000 within 45 days of the first commercial sale of a Licensed Product in the Territory. There are also reduced milestone payments application to a second or third licensed product, if any. Should the Company sublicense a licensed product to a third party, then it must pay a 3.5% of sublicensing revenue attributable to such a sublicense.

Note 7. Stockholders’ Equity

Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no present plans to issue shares of preferred stock.

Common stock

In January 2012, the Company's Board of Directors ("Board") approved the 2012 Amended and Restated Equity Incentive Plan ("2012 Plan"). The 2012 Plan initially authorized the issuance of up to 327,699 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards, and the number of shares issuable pursuant thereto was increased several times to an aggregate of 2,327,699 shares.

In March 2021, the Board approved the 2021 Inducement Equity Incentive Plan ("Inducement Plan"). The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards. In February 2022, 50,000 incentive stock options were issued under the Inducement Plan.

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

The Company previously had an effective shelf registration statement on Form S-3 (File No. 333-252224), declared effective by the SEC on January 29, 2021 (the “2021 Shelf”), which registered $150.0 million of common stock, preferred stock, warrants and units, or any combination of the foregoing, that expired on January 29, 2024. On January 26, 2024, the Company filed a new shelf registration statement on Form S-3 (File No. 333-276722) to register $150.0 million of the Company's common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the "2024 Shelf"). The 2024 Shelf was declared effective by the SEC on February 8, 2024 and replaced the 2021 Shelf at that time.

On March 16, 2018, the Company entered into a Sales Agreement (“Sales Agreement”) with H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC (each an “Agent” and together, the “Agents”). On January 29, 2021, the Company filed a prospectus supplement to the 2021 Shelf (the “2021 ATM Prospectus Supplement”), pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $50.0 million. Any shares offered and sold were issued pursuant to the 2021 Shelf until it was replaced by the 2024 Shelf.

On January 26, 2024, the Company filed a prospectus to the 2024 Shelf (the "2024 ATM Prospectus"), pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock in ATM sales transactions having an aggregate offering price of up to $2,605,728. Any shares offered and sold in these ATM transactions will be issued pursuant to the 2024 Shelf.

During the year ended March 31, 2024, the Company issued 1,172,342 shares of common stock in ATM offerings, of which 1,135,940 shares were sold pursuant to the 2021 Shelf, and 36,402 shares were sold pursuant to the 2024 Shelf. As of March 31, 2024, the Company has sold an aggregate of 2,753,204 shares of common stock in ATM offerings under the 2021 ATM Prospectus Supplement and 2024 ATM Prospectus, with gross proceeds of approximately $23.2 million. As of March 31, 2024, there was approximately $100.0 million available for future offerings under the 2024 Shelf, and approximately $2.6 million available for future offerings through the Company’s ATM program under the 2024 ATM Prospectus.

Restricted stock units

The following table summarizes the Company’s RSUs activity for the year ended March 31, 2024:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2023	127,717	$2.22
Granted	117,642	$1.39
Vested	(122,717)	$1.90
Cancelled / forfeited	—	$—
Unvested at March 31, 2024	122,642	$1.75

Stock options

During the year ended March 31, 2024, under the 2022 Plan, 184,158 stock options were granted at various exercise prices.

On August 28, 2023, the Company's Executive Chairman voluntarily forfeited 462,500 outstanding stock options, of which 312,918 were unvested and therefore cancelled, and 149,582 were vested and therefore treated as expired. The forfeited stock option awards were not replaced by other awards or other compensation and there is no plan to replace the forfeited awards. Therefore, all previous unrecognized compensation expense associated with the forfeited awards, approximately $519,000, was recognized as a selling, general, and administrative expense on the date of forfeiture.

The following table summarizes stock option activity for the year ended March 31, 2024:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2023	1,451,217	$6.49	$38,327
Options granted	184,158	$1.67	$—
Options canceled	(937,368)	$7.20	$—
Options exercised	—	$—	$—
Outstanding at March 31, 2024	698,007	$4.26	$—
Vested and Exercisable at March 31, 2024	401,536	$5.61	$—

The weighted-average remaining contractual term of stock options exercisable and outstanding at March 31, 2024 was approximately 7.38 years.

During the years ended March 31, 2024 and 2023, the Company issued zero shares of common stock upon exercise of stock options.

Employee Stock Purchase Plan

In June 2016, the Board, and subsequently in August 2016, the Company's stockholders approved, the 2016 ESPP. The Company reserved 75,000 shares of common stock for issuance thereunder. As of October 31, 2023, the 2016 ESPP was replaced by the 2023 ESPP (as defined below).

In July 2023, the Board adopted, and subsequently on October 31, 2023, the Company's stockholders approved, the 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The 2023 ESPP became effective on October 31, 2023 and replaced the 2016 ESPP on that date. The Company reserved 45,000 shares of common stock for issuance thereunder. The 2023 ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the 2023 ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the 2023 ESPP commenced on March 1, 2024.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at March 31, 2024:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	431,416
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the 2022 Plan	216,591
Common stock reserved under the 2022 Plan	1,641,250
Common stock reserved under the ESPP	45,000
Common stock reserved under the 2021 Inducement Equity Plan	1,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	5,000
Common stock issuable pursuant to restricted stock units outstanding under the 2022 Plan	117,642
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Total at March 31, 2024	2,507,899

Stock-based compensation expense and valuation information

Stock-based awards include stock options and RSUs under the Company's 2022 Plan, 2012 Plan, inducement awards, performance-based RSUs under an Incentive Award Performance-Based Restricted Stock Unit Agreement, the Inducement Plan, and rights to purchase stock under the 2023 ESPP.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Year Ended March 31, 2024	Year Ended March 31, 2023
Research and development	$138	$473
General and administrative	1,370	1,904
Total	$1,508	$2,377

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2024 was approximately $485,000 and the weighted average period over which these grants are expected to vest is 2.17 years.

The total unrecognized stock-based compensation cost related to unvested RSUs as of March 31, 2024 was approximately $151,000 which will be recognized over a weighted average period of 0.73 years.

As of March 31, 2024, there was one participant enrolled into the 2023 ESPP for the current purchase period, beginning March 1, 2024.

The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Year Ended March 31, 2024	Year Ended March 31, 2023
Dividend yield	—	—
Volatility	99.04%	95.53%
Risk-free interest rate	4.11%	3.32%
Expected life of options	6 years	6 years
Weighted average grant date fair value	$1.34	$1.83

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the 2016 ESPP and the 2023 ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Year Ended March 31, 2024	Year Ended March 31, 2023
Dividend yield	—	—
Volatility	95.20%	86.58%
Risk-free interest rate	5.27%	3.34%
Expected term	6 months	6 months
Grant date fair value	$0.39	$0.82

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption was based on U.S. Treasury rates. The expected life is the 6-month purchase period.

Note 8. Leases

After the initial adoption of ASC Topic 842, on an on-going basis, the Company evaluates all contracts upon inception and determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of identified asset in exchange for consideration over a period of time. If a lease is identified, the Company will apply the guidance from ASC Topic 842 to properly account for the lease.

Operating Leases

On November 23, 2020, the Company entered into a lease agreement, pursuant to which the Company permanently leased approximately 8,051 square feet of office space (the “Permanent Lease”) in San Diego once certain tenant improvements were completed by the landlord and the premises were ready for occupancy. Additionally, on November 17, 2021, the Permanent Lease was amended to add an additional 2,892 square feet of office space in the same building. The Permanent Lease commenced on December

17, 2021 and is intended to serve as the Company’s permanent premises for approximately sixty-two months. Monthly rental payments are approximately $40,800 with 3% annual escalators.

The Company determined that the Permanent Lease is considered an operating lease under ASC Topic 842, and therefore upon the lease commencement date of December 17, 2021, recognized lease liabilities and corresponding right-of-use assets of $2.3 million. The Company records operating lease expense on a straight-line basis over the life of the lease (referred to as “operating lease expense”). Variable lease expenses associated with the Company’s leases, such as payments for additional monthly fees to cover the Company’s share of certain facility expenses (common area maintenance) are expensed as incurred.

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of March 31, 2024 (in thousands):

March 31, 2024
ASSETS
Operating lease right-of-use assets	$1,299
Total lease right-of-use assets	$1,299

LIABILITIES
Current
Operating lease liability	$506
Noncurrent
Operating lease liability, net of current portion	$888
Total lease liabilities	$1,394

Weighted average remaining lease term:	2.83
Weighted average discount rate:	6%

Variable lease expense was approximately $153,000 and $146,000 for the years ended March 31, 2024 and 2023, respectively. Operating lease expense was approximately $503,000 and $499,000 for the years ended March 31, 2024 and 2023, respectively.

Cash outflows associated with the Company’s operating lease for the years ended March 31, 2024 and 2023 were $509,000 and $430,000, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of March, 31, 2024 are as follows (in thousands):

Fiscal year ending March 31, 2025	523
Fiscal year ending March 31, 2026	538
Fiscal year ending March 31, 2027	460
Total future lease payments	1,521
Less: Imputed Interest	(127)
Total lease obligations	1,394
Less: Current obligations	(506)
Noncurrent lease obligations	$888

Note 9. Commitments and Contingencies

Legal matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability.

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

Note 10. Income Taxes

A reconciliation of the statutory federal rate and the effective rate, for operations, is as follows for the years ended March 31, 2024 and 2023 (in thousands, except percentages):

	March 31, 2024		March 31, 2023
Tax computed at federal statutory rate	$(3,081)	21%	$(3,624)	21%
State income tax, net of federal benefit	(110)	0.7%	(44)	0.2%
Stock-based compensation	721	-4.9%	167	-1%
Research credits	—	0%	60	-0.4%
Change in tax rate	(62)	0.4%	157	-0.9%
Removal of net operating losses and research development credits	1,910	-13%	1,410	-8.2%
Uncertain tax positions	111	-0.8%	—	0%
Other	(16)	0.2%	1	0%
Valuation allowance	527	-3.6%	1,873	-10.7%
Provision (benefit) for income taxes	$—	0.0%	$—	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of March 31, 2024 and 2023 (in thousands, except percentages):

	March 31, 2024	March 31, 2023
Deferred tax assets:
Amortization	$593	$598
Section 174 R&D capitalization	1,793	855
Accrued expenses and reserves	105	116
Operating lease liability	307	384
Stock-based compensation	315	755
Inventory	259	251
Other, net	4	3
Total deferred tax assets	3,376	2,962
Valuation allowance	(2,983)	(2,458)
Net deferred tax assets	$393	$504
Deferred tax liabilities:
Operating lease right-of-use assets	(286)	(363)
Depreciation	(107)	(135)
Investment in equity securities	—	(6)
Total deferred tax liabilities	$(393)	$(504)
	$—	$—

A full valuation allowance has been established to offset the deferred tax assets as management cannot conclude that realization of such assets is more likely than not. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of March 31, 2024. Until this analysis is completed, the Company has removed the deferred tax assets related to net operating losses from its deferred tax asset schedule. Further, until a study is completed and any limitation known, approximately $1.7 million and $1.6 million for the years ended March 31, 2024 and 2023, respectively, would be considered as an uncertain tax position if netted against the deferred tax asset. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. The valuation allowance increased by approximately $525,000 and approximately $1,875,000 for the years ended March 31, 2024 and 2023, respectively.

The Company had federal and state net operating loss carryforwards of approximately $219.4 million and $42.8 million, respectively, as of March 31, 2024. Federal net operating loss carryforwards of approximately $75.8 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year subject to revisions made by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The remaining federal net operating losses will begin to expire in 2028, unless previously utilized. The state net operating loss carryforwards (“NOLs”) will begin to expire in 2028, unless previously utilized.

The Company had federal and state research tax credit carryforwards of approximately $5.0 million and $4.5 million at March 31, 2024, respectively. The federal research tax credit carryforwards begin expiring in 2028. The state research tax credit carryforwards do not expire.

The Company did not record any accruals for income tax accounting uncertainties for the year ended March 31, 2024.

The Company did not accrue either interest or penalties from inception through March 31, 2024.

The Company does not expect its unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Company is subject to tax in the United States and in California. As of March 31, 2024, the Company’s tax years from inception are subject to examination by the tax authorities due to the generation of net operating losses. The Company is not currently under examination by any jurisdiction.

Note 11. Concentrations

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

Note 12. Related Parties

From time to time, the Company enters into agreements with one or more related parties in the ordinary course of its business. These agreements are ratified by the Board or a committee thereof pursuant to its related party transaction policy.

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the years ended March 31, 2024 and 2023, the Company incurred no consulting expenses from Viscient. Additionally, for the years ended March 31, 2024 and 2023, the Company provided approximately $14,000 and $59,000 of histology services to Viscient, respectively.

Note 13. Defined Contribution Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. During the year ended March 31, 2015, the 401(k) plan was amended (the “Amended Plan”) to include an employer matching provision. Under the terms of the Amended Plan, the Company will make matching contributions on up to the first 6% of compensation contributed by its employees. Amounts expensed under the Company’s 401(k) plan for the years ended March 31, 2024 and 2023 were approximately $61,000 and $10,000, respectively.

Note 14. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies. Unless otherwise stated, the Company believes that the impact of the recently issued accounting pronouncements that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not yet completed its assessment of the impact of ASU 2023-09 on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

Note 15. Restructuring

On August 18, 2023, the Company announced to its employees a plan to reduce the Company’s workforce, effective August 25, 2023, by approximately six employees, which represented approximately 24% of its employees as of August 18, 2023. The Company refocused operations on FXR314, its clinical drug candidate. This decision to reduce the Company’s workforce was made in order to focus spending on the Company’s clinical program for FXR314, reduce ongoing operating expenses not related to clinical expenses, and extend the Company’s cash runway. The Company incurred approximately $0.4 million of cash expenditures for the year ended March 31, 2024, in connection with the reduction in force, which related to severance pay. As of March 31, 2024, all restructuring costs were paid in full. The Company anticipates annual cost savings of approximately $1.5 million resulting from the reduction in force.

Note 16. Business Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. The Company's operating segments were identified in fiscal 2024 and did not impact prior periods. The Company's operating segments are as follows:

Research & Development

The research and development (“R&D”) segment consists of the Company's drug development efforts. The Company's current clinical focus is in advancing FXR314 in IBD, including UC and CD. The Company plans to start a Phase 2a clinical trial in UC in the calendar year 2024. The Company released Phase 2 data for FXR314 for the treatment of MASH in April 2024 that are supportive of ongoing development, and believes FXR314 has a commercial opportunity in MASH, most likely in combination therapy. The Company is exploring the potential for combination therapies using FXR314 and currently approved mechanisms in preclinical animal studies and its IBD disease models.

The Company's second focus is building high fidelity, 3D tissues that recapitulate key aspects of human disease. The Company uses its proprietary technology to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function and disease. The Company believes these attributes can enable critical complex, multicellular disease models that can be used to develop clinically effective drugs across multiple therapeutic areas.

As with the clinical development program, the Company is initially focusing on the intestine and has ongoing 3D tissue development efforts in human tissue models of UC and CD. The Company uses these models to identify new molecular targets responsible for driving the disease and to explore the mechanism of action of known drugs including FXR314 and related molecules. The Company intends to initiate drug discovery programs around these new validated targets to identify drug candidates for partnering and/or internal clinical development.

Mosaic Cell Sciences

The Mosaic Cell Sciences segment, which began operations in February 2024, consists of our Mosaic Cell Sciences division (“Mosaic”) which will serve as a key source of certain of the primary human cells that the Company utilizes in its research and development efforts. The Company believes Mosaic can help optimize its supply chain, reduce operating expenses related to cell sourcing and procurement, and ensure that the cellular raw materials it uses are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. The Company intends for Mosaic to provide the Company with qualified human cells for use in its clinical research and development programs. In addition to supplying the Company with primary human cells, the Company intends for Mosaic to offer human cells for sale to life science customers, both directly and through distribution partners, which the Company expects to offset costs and over time become a profit center that offsets overall R&D spending by the Company.

Business Segment Information

The Company's R&D segment generates royalty revenue related to its IP. The R&D segment's identifiable assets are its fixed assets. The Company expects that the Mosaic segment will generate future product revenue as part of its core operations, and its identifiable assets are its fixed assets and inventory. Other Company assets are comprised of all other assets that are not distinctly identifiable to a segment, which are presented on the Company's Consolidated Balance Sheets as of March 31, 2024.

R&D segment revenues consisted of the following (in thousands):

	Year Ended	Year Ended
	March 31, 2024	March 31, 2023
R&D
Royalty revenue	$109	$370
Mosaic
Product revenue	—	—
Total segment revenue	$109	$370
Total company revenue	$109	$370

Operating segment expenses consisted of the following (in thousands):

	Year Ended	Year Ended
	March 31, 2024	March 31, 2023
R&D	$4,404	$8,885
Mosaic	1,094	—
Total segment operating expenses	$5,498	$8,885
Selling, general, and administrative expenses	9,697	9,216
Total company operating expenses	$15,195	$18,101

Operating segment assets consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
R&D
Fixed assets, net	$423	$902
Mosaic
Fixed assets, net	183	—
Inventory	297	—
Total segment assets	$903	$902
Other company assets	5,446	19,411
Total company assets	$6,349	$20,313

Note 17. Subsequent Events

On May 8, 2024, the Company priced a best efforts public offering (the “Offering”) of: (i) 1,562,500 shares of its common stock and accompanying common warrants (“Common Warrants”) to purchase up to 1,562,500 shares of common stock at a combined public offering price of $0.80 per share and accompanying Common Warrant to purchase one share of common stock and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase 5,000,000 shares of common stock and accompanying Common Warrants to purchase up to 5,000,000 shares of common stock at a combined public offering price of $0.799 per Pre-Funded Warrant and accompanying Common Warrant to purchase one share of common stock. In connection with the Offering, the Company entered into Securities Purchase Agreements with the purchasers of the securities in the Offering on May 8, 2024.

The per share exercise price for the Pre-Funded Warrants is $0.001, subject to adjustment as provided therein. The Pre-Funded Warrants were immediately exercisable, subject to certain beneficial ownership limitations, and will expire when exercised in full. The holders may exercise the Pre-Funded Warrants by means of a “cashless exercise.”

The per share exercise price for the Common Warrants is $0.80, subject to adjustment as provided therein. The Common Warrants were immediately exercisable, subject to certain beneficial ownership limitations, and will expire on the date that is five years following the original issuance date. If a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Common Warrants is not available for the issuance, then the holders may exercise the Common Warrants by means of a “cashless exercise.”

In connection with the Offering, the Company paid JonesTrading Institutional Services LLC, which acted as the placement agent in connection with the Offering, a cash fee of 5.0% of the aggregate gross proceeds raised in the Offering.

The closing of the Offering occurred on May 13, 2024. The Company received net proceeds of approximately $4.7 million from the Offering, after deducting the estimated offering expenses payable by the Company, including the Placement Agent fees.

Additionally, between April 1, 2024 and the date of the filing of this Annual Report on Form 10-K, the Company issued 1,389,002 shares of common stock in ATM offerings under the 2024 ATM Prospectus for net proceeds of approximately $1.8 million.

As of May 29, 2024, the Company's cash and cash equivalents balance was approximately $7.0 million.

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

Our management, under the supervision of our Executive Chairman and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, we used the framework included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year ended March 31, 2024, to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.organovo.com.

Item 11. Executive Compensation.

Information relating to executive compensation will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company’s equity compensation plans by type as of March 31, 2024:

(C)
	(A)		Number of
	Number of		securities available
	securities to be	(B)	for future issuance
	issued upon	Weighted-average	under Equity
	exercise/vesting	exercise price	Compensation Plans
	of outstanding	of outstanding	(excluding securities
	options, warrants,	options, warrants,	reflected in
Plan category	units and rights	units and rights	column (A))
Equity compensation plans approved by security holders (1)	770,649 (2)	$4.38	1,686,250 (3)
Equity compensation plans not approved by security holders (4)	50,000 (5)	$2.75	1,000 (6)

(1)
Includes the 2012 Plan, the 2022 Plan, and the 2023 ESPP.
(2)
Includes stock options to purchase 648,007 shares of common stock with a per share weighted-average exercise price of $6.62. Also includes 122,642 restricted stock units with no exercise price.
(3)
Includes 45,000 shares of common stock available for purchase under the 2023 ESPP as of March 31, 2024.
(4)
Includes the Inducement Plan.
(5)
Includes 50,000 stock options with a per share exercise price of $2.75 granted pursuant to the Inducement Plan.
(6)
Includes 1,000 shares of common stock reserved for issuance pursuant to the Inducement Plan.

Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our most recently completed fiscal year, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents have been filed as part of this Annual Report:
1.
Consolidated Financial Statements: The information required by this item is included in Item 8 of Part II of this annual report.
2.
Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended March 31, 2024 and 2023 and have therefore been omitted.
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

3.4	Amended and Restated Bylaws of Organovo Holdings, Inc. (incorporated by reference from Exhibit 3.4 to the Company's Annual Report on Form 10-K, as filed with the SEC on July 14, 2023).

4.1	Form of Common Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

4.2	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

4.3*	Description of Securities.

10.1+

Organovo Holdings, Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2021).

10.2+

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

10.4+

Form of Executive Stock Option Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, as filed with the SEC on June 9, 2015).

10.5+	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012).

10.6†

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

10.8†

License Agreement dated as of May 2, 2011, by and between the Company and Clemson University Research Foundation (incorporated by reference from Exhibit 10.25 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2012).

10.9+	Organovo Holdings, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2015).

10.10+

Amendment to the Organovo Holdings, Inc. Severance and Change in Control Plan, dated May 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2020).

10.11+

Form of Organovo Holdings, Inc. Severance and Change in Control Plan Participation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2015).

Exhibit No.	Description

10.12+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Retention Form) under the 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 4, 2016).

10.13+

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

10.16+

Consulting Agreement, dated August 25, 2020, by and between Organovo and Danforth Advisors (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2020).

10.17+

Amendment No. 5 dated October 4, 2021 to Consulting Agreement dated August 25, 2021 by and between Company and Danforth Advisors LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2021).

10.18

Lease Agreement dated November 23, 2020, between Organovo Holdings, Inc. and San Diego Inspire 1, LLC (Permanent Lease Agreement 176640186.8) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 25, 2020).

10.19

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

10.20

Intercompany Agreement, dated December 28, 2020, by and among Organovo Holdings, Inc., Organovo, Inc. and Viscient Biosciences, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 31, 2020).

10.21

Sales Agreement, dated March 16, 2018, by and among Organovo Holdings, Inc., H.C. Wainwright & Co., LLC and Jones Trading Institutional Services LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.22+	Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021).

10.23+

Form of Stock Option Agreement under the Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-254714), as filed with the SEC on March 25, 2021).

10.24+

Form of Restricted Stock Unit Agreement under the Organovo Holdings, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-254714), as filed with the SEC on March 25, 2021).

10.25

Settlement and Patent License Agreement, dated February 22, 2022, by and between Organovo Holdings, Inc. and BICO Group AB (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, as filed with the SEC on June 10, 2022).

10.26+	Organovo Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 14, 2022)

10.27+

Form of Global Stock Option Award Agreement under the Organovo Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-268001), filed with the SEC on October 25, 2022).

10.28+

Form of Global Restricted Stock Unit Award Agreement under the Organovo Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-268001), filed with the SEC on October 25, 2022).

Exhibit No.	Description
10.29

Purchase Agreement, dated March 10, 2023, by and between Organovo Holdings, Inc. and Metacrine, Inc. (incorporated by reference from Exhibit 10.38 to the Company’s Annual Report on Form 10-K, as filed with the SEC on July 14, 2023).

10.30

Separation Agreement and General Release, effective as of September 15, 2023, between Organovo Holdings, Inc. and Tom Jurgensen (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 12, 2023).

10.31

Separation Agreement and General Release, effective as of September 27, 2023, between Organovo Holdings, Inc. and Jeffrey Miner (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 2023).

10.32+	Organovo Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on November 3, 2023).

10.33

Placement Agency Agreement, dated May 8, 2024, between the Company and JonesTrading Institutional Services LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

10.34^	Form of Securities Purchase Agreement, dated May 8, 2024 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

21.1*	Subsidiaries of Organovo Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page hereto).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.

97*	Organovo Holdings, Inc. Clawback Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

^ Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

By:	/s/ Keith Murphy
Keith Murphy
Executive Chairman

Date:	May 31, 2024

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith Murphy and Thomas Hess, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Murphy	Executive Chairman	May 31, 2024
Keith Murphy	(Principal Executive Officer)

/s/ Thomas Hess	Chief Financial Officer	May 31, 2024
Thomas Hess	(Principal Financial and Principal Accounting Officer)

/s/ Adam Stern	Director	May 31, 2024
Adam Stern

/s/ Douglas Cohen	Director	May 31, 2024
Douglas Cohen

/s/ David Gobel	Director	May 31, 2024
David Gobel

/s/ Vaidehi Joshi	Director	May 31, 2024
Vaidehi Joshi

/s/ Alison Milhous	Director	May 31, 2024
Alison Milhous