Form 10-K/A
period 2024-03-31
ORGANOVO HOLDINGS, INC.
filed 2024-07-26
CIK 1497253

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

The number of outstanding shares of the registrant’s common stock, as of July 20, 2024 was 14,373,076.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	89	Auditor Name:	Rosenberg Rich Baker Berman, P.A.	Auditor Location:	Somerset, NJ

EXPLANATORY NOTE

Organovo Holdings, Inc. (“Organovo,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“Fiscal 2024”), as filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2024 (the “Original Form 10-K”).

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

Annual Report on Form 10-K

For the Year Ended March 31, 2024

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors Information

Our Board of Directors ("Board") is comprised of six directors. Our Board is divided into three classes, with one class standing for election each year for a three-year term. There are currently two Class I directors, two Class II directors, and two Class III directors.

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

Information About Our Directors

The following sets forth information regarding the business experience of our current directors:

Name	Age(1)	Position(s)	Director Class
Keith Murphy	52	Director and Executive Chairman	Class III
Adam Stern	60	Director	Class III
Douglas Jay Cohen	53	Lead Independent Director	Class II
David Gobel	71	Director	Class II
Alison Tjosvold Milhous	45	Director	Class I
Vaidehi Joshi	38	Director and Director of Discovery Biology	Class I

__________________

(1)
As of July 25, 2024.

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

Vaidehi Joshi, Director, has served on our Board since March 2022 and as our Director of Discovery Biology since April 2022. Ms. Joshi has over a decade of experience in early-stage biotech companies developing unique therapeutic solutions, cutting-edge research products, and cell-based therapies. Since November 2020, Ms. Joshi has served as Director of Discovery Biology at Viscient Biosciences, Inc., where she leads the MASH small molecule drug discovery program as well as 3D model development for other tissue programs. Prior to joining Viscient, Ms. Joshi worked her way up at Organovo, Inc., where she led the pre-clinical research program for the design, development, and manufacture of 3D bioprinted therapeutic human liver tissues targeted towards the treatment of inborn errors of metabolism and genetic diseases. She received her Bachelor of Engineering in Biotechnology at the Rashtreeya Vidyalaya College of Engineering (RVCE) in Bangalore, India and received a Master of Science in Biomedical Engineering from University of California, Los Angeles (UCLA), with a specialization in Tissue Engineering and Biomaterials. While at UCLA, her focus was on primary intestinal epithelial stem cell isolations and 3D cultures for intestinal tissue regeneration for short gut syndrome. Ms. Joshi is an experienced speaker, panelist, and presenter at several biomedical conferences both in the U.S and internationally. Ms. Joshi has co-authored several published peer reviewed articles, and is an inventor on multiple Organovo patents and patent applications.

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

Class III Directors Continuing in Office Until the 2026 Annual Meeting of Stockholders

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

Adam Stern, Director, re-joined our Board in July 2020. Mr. Stern is currently the Chief Executive Officer of SternAegis Ventures, the private equity group at Aegis Capital Corp. responsible for venture capital and private equity financing, and has been the Head of Private Equity Banking at Aegis Capital Corp., a full-service investment banking firm, since December 2012. Prior to SternAegis, Mr. Stern served as Senior Managing Director at Spencer Trask Ventures, Inc., a private equity and venture firm, from 1997 to 2012, where he managed the structured finance group focusing primarily on technology and life sciences companies. From 1989 to 1997, Mr. Stern was at Josephthal & Co., Inc., Members of the New York Stock Exchange, where he served as Head of Private Equity and Managing Director. He has been a FINRA licensed securities broker since 1987 and a Registered General Securities Principal since

1991. Mr. Stern previously served as a director of Organovo from February 2012 to June 2013. Mr. Stern is a current director at DarioHealth Corp. (Nasdaq: DRIO), privately held Amplifica Holdings, Group, Inc., and Aerami Therapeutics Holdings Inc. Mr. Stern is a former director of Adgero Biopharmaceuticals Holdings, Matinas BioPharma Holdings, Inc. (NYSE: MTNB), Hydrofarm Holdings Group Inc. (Nasdaq: HYFM), InVivo Therapeutics, Inc. (Nasdaq: NVIV) and PROLOR Biotech prior to its sale in 2013 to Opko Health, Inc. (Nasdaq: OPK). Mr. Stern graduated with a Bachelor of Arts degree from the University of South Florida in 1987.

We believe Mr. Stern’s extensive experience in corporate finance, his expertise in the life sciences industries and his previous experience as a member of our Board qualify him to be a member of our Board.

No Family Relationships

There are no family relationships between any of our officers and directors.

Executive Officers

The following persons are our executive officers and hold the positions set forth opposite their names as of July 25, 2024:

Name	Age	Position
Keith Murphy	52	Executive Chairman
Thomas Hess	60	President and Chief Financial Officer

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

Audit Committee. Our Audit Committee currently consists of Ms. Milhous (Chair), Mr. Cohen and Mr. Stern. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each member of the Audit Committee is an “independent director” under the Nasdaq listing standards, is financially literate under Nasdaq listing standards, and at least one member has financial sophistication under Nasdaq listing standards. The Board has also determined that Ms. Milhous is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board, a copy of which is available on our website at www.organovo.com.

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

Item 11. Executive Compensation.

The following discussion is designed to provide our stockholders with an understanding of our compensation philosophy and objectives as well as an overview of the analysis that our Compensation Committee performed in setting the compensation of our executive officers for Fiscal 2024 (i.e., the period from April 1, 2023 to March 31, 2024).

This discussion summarizes the Compensation Committee’s determination of how and why, in addition to what, compensation actions were taken for our named executive officers, as follows:

•
Keith Murphy, our Executive Chairman and Principal Executive Officer;
•
Thomas Hess, our Chief Financial Officer;
•
Thomas Jurgensen, our former General Counsel and Corporate Secretary(1); and
•
Jeffrey Miner, our former Chief Scientific Officer(2).
(1)
Mr. Jurgensen’s employment with the Company was terminated as of August 25, 2023 in connection with Company’s reduction in force announced on August 18, 2023.
(2)
Dr. Miner’s employment with the Company was terminated as of August 25, 2023 in connection with Company’s reduction in force announced on August 18, 2023.

Other than Mr. Murphy, Mr. Hess was the only executive officer serving at the end of Fiscal 2024. These four individuals are collectively referred to in this Annual Report as our “named executive officers”.

Recent “Say-on-Pay” Votes

Our recent stockholder advisory votes, commonly referred to as a “Say-on-Pay” vote, to approve the compensation of our named executive officers for Fiscal 2023 (i.e., the period from April 1, 2022 to March 31, 2023) was approved by our stockholders, with approximately 85% of stockholder votes cast in favor of the proposal.

During Fiscal 2024, our Executive Chairman, former General Counsel, and Chief Financial Officer maintained significant stockholder engagement efforts to monitor how our investors vote, obtain their views on key corporate governance and disclosure matters and determine how best to respond to feedback each year going forward. Specifically, we reached out to our stockholders representing over 95% of our institutional stock holdings multiple times. None of the stockholders indicated a need or desire to engage with the Company to discuss or express any concerns.

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
•
Market capitalization, targeting less than $100 million,
•
Number of employees, targeting less than 50 employees, and
•
Location, specifically nationwide.

For Fiscal 2024, the Compensation Committee engaged Anderson, an independent compensation consultant, as the Compensation Committee’s advisor reporting directly to the chair of the Compensation Committee. The Compensation Committee determined that no conflict of interest exists that would preclude Anderson from serving as an independent consultant to the Compensation Committee.

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

For Fiscal 2024, based on recommendations from Anderson, our Compensation Committee determined that our peer group should be modified to better reflect our current market valuation as well as the growing importance of our therapeutics program to our overall business model. With input from Anderson, our Compensation Committee added a group of companies focused on technology platforms, with comparable size, revenues, market valuations, and stage of leading drug candidate. Our Compensation Committee also replaced some of the companies previously included in our peer group because their market valuations had grown too high for direct comparison to our Company, and/or their business focus had become less relevant for direct comparison to our Company. Our Compensation Committee then used the compensation data from this revised peer group in setting executive compensation for Fiscal 2024.

The peer group for Fiscal 2024 included:

Aceragen*	Cohbar Inc.*	Onconova Therapeutics, Inc.
Aligos Therapeutics, Inc.*	Fresh Tracks Therapeutics Inc.*	OncoSec Medical Incorporated
Aprea Therapeutics, Inc.	Galectin Therapeutics Inc.*	Pulmatrix, Inc.
aTyr Pharma, Inc.	Galmed Pharmaceuticals Ltd.*	Regulus Therapeutics Inc.
Ayala Pharmaceuticals*	Hepion Pharmaceuticals, Inc.*	Seelos Therapeutics, Inc.
Bellicum Pharmaceuticals, Inc.	Imunon, Inc.*	Soligenix, Inc.
Capricor Therapeutics, Inc.	LadRx Corp*	Theriva Biologics, Inc.*

* Indicates addition to peer group from Fiscal 2023.

Determination of Executive Compensation

In addition to peer group data, the Compensation Committee considered relevant publicly available market data and surveys and the compensation reports it received from Anderson. The Compensation Committee also reviewed and considered the compensation recommendations of our Executive Chairman, the Company’s overall performance during Fiscal 2024, the Company’s financial status and operating runway, each executive officer’s responsibilities and contribution to the Company’s achievement of the Fiscal 2024 corporate goals, and each executive officer’s individual performance during Fiscal 2024. With respect to new hires, our

Compensation Committee considered the executive officer’s background and historical compensation in lieu of prior year performance in addition to benchmark data for the newly hired executive’s position.

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
•
Performance and Incentive Based – Previously, approximately 40% of the Total Direct Compensation our executive officers could earn was performance and incentive based, thereby aligning the interests of our executive officers with our stockholders’ interests. As our current executive officers are retained through consulting firms, neither are eligible for performance based compensation.
•
Compensation Risk Assessment – The Compensation Committee oversees and evaluates an annual risk assessment of the Company’s compensation program. The Compensation Committee believes that the performance goals established for incentives do not encourage excessive risk-taking or have the potential to encourage behavior that may have a material adverse effect on the Company.
•
Prohibitions on Hedging, Pledging and Margin Activities– Our insider trading policy prohibits hedging transactions by Company employees. Under the policy, all short-term, speculative or hedging transactions in Organovo securities are prohibited by all employees. In addition, the policy specifically prohibits the use of Organovo securities for pledging and margin activities.
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

For Fiscal 2024, the Compensation Committee determined that it was in the best interests of the Company and its stockholders to freeze Mr. Jurgensen’s and Dr. Miner’s salaries for Fiscal 2024 at Fiscal 2023 levels, or $381,600 for Mr. Jurgensen and $238,500 for Dr. Miner.

Pursuant to the terms of our consulting agreement with Multi Dimensional Bio Insight LLC (“MDBI”), a biotechnology consulting firm through which we retain Mr. Murphy, MDBI has the right, on an annual basis, to increase hourly consultant rates by up to 4%. From January 1, 2021 to May 1, 2022, the hourly rate for Mr. Murphy’s services was $375, which was increased to $413 effective May 1, 2022 and remained the same throughout the remainder of Fiscal 2023 and Fiscal 2024. The cash amount paid to MDBI increased from $543,781 for Fiscal 2023 to $657,984 for Fiscal 2024, with approximately a 21% increase in Mr. Murphy’s hours for Fiscal 2024 as compared to Fiscal 2023.

Pursuant to the terms of our consulting agreement with Danforth Advisors, LLC (“Danforth”), a financial consulting firm through which we retain Mr. Hess, Danforth has the right, on an annual basis, to increase hourly consultant rates by up to 4%. From April 1, 2022 to March 31, 2023, the hourly rate for Mr. Hess’ services was $433, which was increased to $450 effective January 1, 2024 and remained the same throughout the remainder of Fiscal 2024. The cash amount paid to Danforth decreased from $269,402 for Fiscal 2023 to $199,322 for Fiscal 2024, with approximately a 29% decrease in Mr. Hess’ hours for Fiscal 2024 as compared to Fiscal 2023.

The base salaries of our named executive officers for Fiscal 2024 as compared to Fiscal 2023 are set forth in the following table:

Name and Title	Fiscal 2024 Base Salary	Fiscal 2023 Base Salary
Keith Murphy, Executive Chairman(1)	$657,984	$543,781
Thomas Hess, Chief Financial Officer(2)	199,322	269,402
Thomas Jurgensen, Former General Counsel and Corporate Secretary(3)	381,262	381,262
Jeffrey Miner, Former Chief Scientific Officer(4)	238,292	238,292

______________________

(1)
Mr. Murphy was appointed our Executive Chairman on September 15, 2020. The Company retains Mr. Murphy through MDBI, a biotechnology consulting firm, pursuant to the terms of a consulting agreement, pursuant to which Company has agreed to pay MDBI $375-390 per hour of services provided by Mr. Murphy, with an annual increase in rates by up to 4%. The amounts reported under “Fiscal 2024 Base Salary” and “Fiscal 2023 Base Salary” are comprised of the actual amounts paid to MDBI for its consulting services. Mr. Murphy did not directly receive a base salary from the Company in Fiscal 2024 or Fiscal 2023. Mr. Murphy’s increase in base salary was primarily due to additional time commitment of Mr. Murphy in his consulting role as Executive Chairman of the Company.
(2)
Mr. Hess was appointed our Chief Financial Officer on October 6, 2022. The Company retains Mr. Hess through Danforth, a financial consulting firm, pursuant to the terms of a consulting agreement, pursuant to which Company has agreed to pay Danforth $400 per hour of services provided by Mr. Hess, with an annual increase in rates by up to 4%. The amounts reported under “Fiscal 2024 Base Salary” and “Fiscal 2023 Base Salary” are comprised of the actual amounts paid to Danforth for its consulting services. Mr. Hess did not directly receive a base salary from the Company in Fiscal 2024 or Fiscal 2023. Mr. Hess’s decrease in base salary was primarily due to reduced time commitment of Mr. Hess in his consulting role as Chief Financial Officer of the Company.
(3)
Mr. Jurgensen’s employment with the Company was terminated as of August 25, 2023 in connection with Company’s reduction in force announced on August 18, 2023.
(4)
Dr. Miner’s employment with the Company was terminated as of August 25, 2023 in connection with Company’s reduction in force announced on August 18, 2023

Performance-Based Cash Incentive Awards. Our executive compensation program includes an annual performance-based cash incentive award, which provides our executive officers with an annual cash incentive opportunity as a percentage of their base salaries based upon the achievement of corporate and individual performance goals evaluated and approved by the Compensation Committee. For Fiscal 2024, the Compensation Committee determined that the annual target bonus opportunity expressed as a percentage of base salary for each of Mr. Jurgensen and Dr. Miner should be 40% of each of their respective base salaries. The Company continues to use an objectives and key results goal-setting framework (“OKRs”) used by individuals, teams, and the Company to define measurable goals and track their outcomes, originally developed and implemented by Andrew Grove at Intel. See: http://www.whatmatters.com. Each executive officer was eligible to receive an increase in his target bonus amount based on the achievement of individual and corporate OKRs. For Fiscal 2024, the Compensation Committee did not award bonuses to Mr. Jurgensen or Dr. Miner.

Mr. Murphy is retained through MDBI, a biotechnology consulting firm, pursuant to the terms of a consulting agreement. As such, Mr. Murphy is not eligible to receive a bonus for services provided during the fiscal year.

Mr. Hess is retained through Danforth, a financial consulting firm, pursuant to the terms of a consulting agreement. As such, Mr. Hess is not eligible to receive a bonus for services provided during the fiscal year.

Equity-Based Incentive Awards. In addition to base salaries and annual performance-based cash incentives, the Compensation Committee has provided long-term, equity-based incentive awards to our executive officers. In determining the size and terms of the awards, the Compensation Committee considered benchmark data from our peer group, publicly available market and survey data and the individual performance of the named executive officers. The Compensation Committee did not grant any awards for Fiscal 2024.

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

Severance Arrangements

As of November 10, 2020, the Company implemented a change in control arrangement, which provides that, in the event an executive is terminated in connection with a Change in Control: the executive will receive (a) in the case of our Executive Chairman, 18 months of base salary or consulting fees, as applicable, and (b) in the case of our other executives, 12 months of base salary.

On September 7, 2023, in connection with Mr. Jurgensen’s termination, the Company entered into a Separation Agreement and General Release (the “Jurgensen Separation Agreement”) with Mr. Jurgensen, to be effective as of September 15, 2023. Pursuant to the Jurgensen Separation Agreement, Mr. Jurgensen released any claims against the Company and the Company paid Mr. Jurgensen an aggregate of $345,000 (less applicable federal, state, and local withholdings), in three separate installment payments of $115,000 on or before September 28, 2023, October 16, 2023 and January 5, 2024.

On September 19, 2023, in connection with Dr. Miner’s termination, the Company entered into a Separation Agreement and General Release (the “Miner Separation Agreement”) with Dr. Miner, to be effective as of September 27, 2023. Pursuant to the Miner Separation Agreement, Dr. Miner released any claims against the Company and the Company (i) provided Dr. Miner a consulting contract for a period of six months, pursuant to which the Company paid Dr. Miner an aggregate of $169,250 for his consulting services, and (ii) granted Dr. Miner a stock option to purchase 40,000 shares of common stock of the Company (the “Option”). The Option will vest as follows: 13,000 shares vested immediately upon issuance, 13,500 shares will vest on the one year anniversary of the Miner Separation Agreement and 13,500 shares will vest on the two year anniversary of the Miner Separation Agreement. The exercise price is equal to the closing price of a share of common stock on the date the Option was approved by the Board.

Potential Payments upon Termination or Change in Control

The following table sets forth the amounts payable to each of our named executive officers based on an assumed termination as of March 31, 2024 based upon certain designated events.

Name	Cash Severance ($)	Health and Other Insurance Benefits ($)	Stock Options (Unvested and Accelerated) ($)	Restricted Stock Units (Unvested and Accelerated) ($)	Fiscal Year 2024 Total ($)
Keith Murphy
Termination in connection with a Change in Control	$1,288,560	$—	$—	$—	$1,288,560
Thomas Hess
Termination in connection with a Change in Control	$936,000	$—	$—	$—	$936,000
Thomas Jurgensen
Termination in connection with a Change in Control(1)	$345,000	$—	$—	$—	$345,000
Jeffrey Miner
Termination in connection with a Change in Control(2)	$169,250	$—	$—	$—	$169,250

(1)
Mr. Jurgensen’s employment was terminated as of August 25, 2023. Pursuant to the Jurgensen Separation Agreement, the Company paid Mr. Jurgensen an aggregate of $345,000.
(2)
Dr. Miner’s employment was terminated as of August 25, 2023. Pursuant to the Miner Separation Agreement, for his consulting services, the Company paid Dr. Miner an aggregate of $169,250, and granted Dr. Miner a stock option to purchase 40,000 shares of common stock of the Company (the “Option”). The Option vests as follows: 13,000 shares vested immediately upon issuance, 13,500 shares will vest on the one year anniversary of the Miner Separation Agreement and 13,500 shares will vest on the two year anniversary of the Miner Separation Agreement.

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

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each named executive officer for Fiscal 2024 and Fiscal 2023.

Name and Principal Position	Year or Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Keith Murphy(3) Executive Chairman	2024	657,984	—	—	—	—	23,152(4)	681,136
	2023	543,781	—	—	73,921	—	3,746(4)	621,448
Thomas Hess(5) Chief Financial Officer	2024	199,322	—	—	—	—	—	199,322
Thomas Jurgensen Former General Counsel and Corporate Secretary	2024	161,446	—	—	—	—	348,454(6)	509,900
	2023	381,263	—	—	73,921	—	10,790(7)	465,974
Jeffrey Miner Former Chief Scientific Officer	2024	100,904	—	—	46,337(8)	—	172,790(9)	320,031
	2023	238,292	—	—	73,921	—	3,540(7)	315,753

______________________

(1)
These amounts represent the grant date fair value of time-based stock option awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 7 – Stockholders’ Equity” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(2)
Includes amounts paid under the Company’s Performance-Based Cash Incentive Award program based on the achievement of corporate and individual performance goals established and measured by the Compensation Committee.
(3)
Mr. Murphy was appointed our Executive Chairman on September 15, 2020. The amounts reported under “Salary” are comprised of the amounts paid to MDBI for its consulting services. Mr. Murphy did not receive a base salary from the Company in Fiscal 2024 or Fiscal 2023. Mr. Murphy also received compensation for services as a member of the Board, which is included in the section entitled “Director Compensation Table” on page 12 of this Amendment.
(4)
This amount includes $14,777 for expense reimbursements, $1,775 for administrative services and $6,600 for office rent in Fiscal 2024 and $1,996 for expense reimbursements, $1,200 for administrative services and $550 for office rent in Fiscal 2023.
(5)
Mr. Hess was appointed our Chief Financial Officer on October 6, 2022. The amounts reported under “Salary” are comprised of the amounts paid to Danforth for its consulting services. Mr. Hess did not receive a base salary from the Company in Fiscal 2024. Mr. Hess’ compensation for Fiscal 2023 has been omitted from this table as Mr. Hess was not a named executive officer for Fiscal 2023.
(6)
Pursuant to the Separation Agreement and General Release entered into on September 7, 2023 with Mr. Jurgensen, the Company agreed to pay Mr. Jurgensen an aggregate of $345,000. In addition, this amount includes $3,454 in matching contributions to the 401(k) Plan for Fiscal 2024. The formula for determining the matching contributions is the same for named executive officers as it is for all salaried employees (and are subject to the same statutory maximum). Excludes payments made for the reimbursement of medical insurance premiums and life insurance available for all salaried employees. For more information regarding these benefits, see above under “Other Benefits.”
(7)
Consists of matching contributions to the 401(k) Plan. The formula for determining the matching contributions is the same for named executive officers as it is for all salaried employees (and are subject to the same statutory maximum). Excludes payments made for the reimbursement of medical insurance premiums and life insurance available for all salaried employees.
(8)
Pursuant to the Separation Agreement entered into on September 10, 2023 with Dr. Miner, the Company granted Dr. Miner a stock option to purchase 40,000 shares of common stock, which will vest as follows: 13,000 shares will be vested immediately upon issuance, 13,500 shares will vest on the one year anniversary of the Separation Agreement and 13,500 shares will vest on the two year anniversary of the Separation Agreement.
(9)
Pursuant to the Separation Agreement entered into on September 10, 2023 with Dr. Miner, the Company agreed to pay Dr. Miner an aggregate of $169,250 for his consulting services. In addition, this amount includes $3,540 in matching contributions to the 401(k) Plan for Fiscal 2024. The formula for determining the matching contributions is the same for named executive officers as it is for all salaried employees (and are subject to the same statutory maximum). Excludes payments made for the reimbursement of medical insurance premiums and life insurance available for all salaried employees. For more information regarding these benefits, see above under “Other Benefits.”

Outstanding Equity Awards at Fiscal Year End

The following table shows certain information regarding outstanding equity awards as of March 31, 2024 for our named executive officers:

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Keith Murphy	15,000	(1)	25,000	$2.36	8/30/2032	5,000	(2)	$5,150
Jeffrey Miner	13,000	(3)	27,000	7.64	11/13/2033

______________________

(1)
The option shares vest in 16 equal quarterly installments beginning August 31, 2022.
(2)
25% of the shares subject to the restricted stock unit vested on March 8, 2022 and the remaining shares vest in 12 equal quarterly installments thereafter.
(3)
Pursuant to the Separation Agreement entered into on September 10, 2023 with Dr. Miner, the Company granted Dr. Miner a stock option to purchase 40,000 shares of common stock, which will vest as follows: 13,000 shares will be vested immediately upon issuance beginning November 13, 2023, 13,500 shares will vest on the one year anniversary of the Separation Agreement and 13,500 shares will vest on the two year anniversary of the Separation Agreement.

As of March 31, 2024, neither Mr. Hess nor Mr. Jurgensen held any outstanding equity awards.

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

In connection with establishing our director compensation for the fiscal year ended March 31, 2024 (“Fiscal 2024”), the Compensation Committee retained Anderson Pay Advisors (“Anderson”) as its independent compensation consultant. With the assistance of Anderson, the Board and Compensation Committee conducted a formal review of our director compensation and incentive programs relative to the same peer group used in benchmarking the compensation for our executive officers.

Fiscal 2024 Director Compensation Framework

For Fiscal 2024, our Director Compensation Framework provided to both non-employee and employee directors annual cash retainers for Board service and for service as the chair or member of one of the standing Board committees. Our directors are not entitled to any Board meeting fees or Board committee meeting fees.

Annual Cash Retainers. For Fiscal 2024, each of our directors was eligible to receive an annual cash retainer of $66,300 for Board membership.

In addition, each of our directors are eligible to receive the applicable annual retainers set forth below for serving as committee chairs and for service as a member of a Board committee, with total cash compensation for each director not to exceed $105,000 per fiscal year:

Position	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Science and Technology Committee
Committee Chair	$25,500	$25,500	$25,500	$25,500
Committee Member (excluding Chair)	$15,300	$15,300	$15,300	$15,300

No additional meeting fees were paid to our directors for Fiscal 2024.

Equity Awards. In addition, in November 2023, each director received a restricted stock unit award with respect to 19,607 shares of common stock (a value of approximately $27,200), which will vest in full on the earlier of (i) November 17, 2024 or (ii) the date of our next annual meeting of the stockholders, subject to acceleration in the event of a change of control.

Reimbursement. Our directors are entitled to reimbursement for their reasonable travel and lodging expenses for attending Board and Board committee meetings.

Director Compensation Table

The following table sets forth the compensation earned and paid to each member of our Board for service as a director during Fiscal 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas Jay Cohen	$105,000	$27,254	$—	$—	$132,254
David Gobel	105,000	27,254	—	—	132,254
Alison Tjosvold Milhous	105,000	27,254	—	—	132,254
Adam Stern	96,900	27,254	—	—	121,154
Keith Murphy	81,600	27,254	—	—	108,854	(2)
Vaidehi Joshi	91,800	27,254	—	—	119,054

______________________

(1)
These amounts represent the grant date fair value of time-based restricted stock unit awards granted by the Board, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 7 – Stockholders’ Equity” of our notes to consolidated financial statements included elsewhere in this Annual Report.
(2)
Comprised solely of the compensation received by Mr. Murphy for his service as a member of the Board. Mr. Murphy’s additional compensation for Fiscal 2024 is included in the section entitled “Summary Compensation Table” on page 10 of this Amendment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of July 1, 2024 by (i) each of our directors and named executive officers (as disclosed in this Annual Report); (ii) all of our current executive officers and directors as a group; and (iii) each holder of more than 5% of our common stock. Unless otherwise indicated in the table or the footnotes to the following table, each person named in the table has sole voting and investment power and such person’s address is c/o Organovo Holdings, Inc., 11555 Sorrento Valley Rd., Suite 100, San Diego, CA 92121.

We determined the number of shares of common stock beneficially owned by each person under rules promulgated by the SEC, based on information obtained from Company records and filings with the SEC on or before July 1, 2024. In cases of holders who are not directors or named executive officers, Schedules 13G or 13D filed with the SEC, as applicable (and, consequently, ownership reflected here), often reflect holdings as of a date prior to July 1, 2024. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity had the right to acquire within 60 days of July 1, 2024. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity.

Applicable percentages are based on 14,373,076 shares of common stock outstanding as of July 1, 2024, as adjusted as required by the rules promulgated by the SEC. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of July 1, 2024, or issuable pursuant to restricted stock units that are subject to vesting conditions expected to occur within 60 days of July 1, 2024, to be outstanding and to be beneficially owned by the person holding the stock option or restricted stock units for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Common Shares		Percent of Common Shares
Directors and Named Executive Officers
Keith Murphy	119,677	(2)	*
Douglas Jay Cohen	84,107	(3)	*
Alison Tjosvold Milhous	72,107	(4)	*
Adam Stern	72,107	(4)	*
Vaidehi Joshi	54,428	(5)	*
David Gobel	52,500	(6)	*
Jeffrey Miner (7)	13,000	(6)	*
Thomas Hess	—		*
Thomas Jurgensen (8)	—		*
All current executive officers and directors as a group (7 persons)	454,926	(9)	3.11%
Five Percent Holders
Armistice Capital Master Fund Ltd	1,595,234	(10)	9.99%

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
(2)
Represents 102,177 shares of common stock held by Mr. Murphy and 17,500 shares subject to options that are immediately exercisable or exercisable within 60 days of July 1, 2024.
(3)
Represents 29,607 shares of common stock held by Mr. Cohen, 2,000 shares held by Mr. Cohen’s children and 52,500 shares subject to options that are immediately exercisable or exercisable within 60 days of July 1, 2024.
(4)
Represents 19,607 shares of common stock held and 52,500 shares subject to options that are immediately exercisable or exercisable within 60 days of July 1, 2024.
(5)
Represents 19,607 shares of common stock held and 34,821 shares subject to options that are immediately exercisable or exercisable within 60 days of July 1, 2024.
(6)
Represents shares subject to options that are immediately exercisable or exercisable within 60 days of July 1, 2024.
(7)
Dr. Miner's employment with the Company was terminated as of August 25, 2023 in connection with the Company's reduction in force announced on August 18, 2023.
(8)
Mr. Jurgensen's employment with the Company was terminated as of August 25, 2023 in connection with the Company's reduction in force announced on August 18, 2023.
(9)
Comprised of shares included under “Directors and Named Executive Officers” other than Dr. Miner and Mr. Jurgensen, as neither is currently an executive officer.
(10)
Consists of 1,595,234 shares of common stock issuable upon exercise of a pre-funded warrant (the “Pre-Funded Warrant”), which is currently exercisable, except to the extent such exercise is restricted by a blocker provision which restricts the exercise of such warrant if, as a result of such exercise, the holder, together with its affiliates and any other person whose beneficial ownership of shares of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 9.99% of the outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the warrant (the “Beneficial Ownership Limitation”). Excludes (i) 2,025,766 shares of common stock issuable upon exercise of the Pre-Funded Warrant, which is currently exercisable, but such shares have been excluded because the exercise thereof is restricted by the Warrant Beneficial Ownership Limitation and (ii) 6,562,500 shares of common stock issuable upon the exercise of a common warrant, which is currently exercisable, except to the extent such exercise is restricted by a blocker provision which restricts the exercise of such warrant if, as a result of such exercise, the holder, together with its affiliates and any other person whose beneficial ownership of shares of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 4.99% of the outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the warrant. The reported securities are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

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

(1)
Includes the 2012 Plan, the 2022 Plan, and the 2023 ESPP.
(2)
Includes stock options to purchase 648,007 shares of common stock with a per share weighted-average exercise price of $4.38. Also includes 122,642 restricted stock units with no exercise price.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board Independence

Our shares of common stock are listed for trading on the Nasdaq Capital Market. As a result, our Board utilizes the definition of “independence” as that term is defined by the listing standards of the Nasdaq Capital Market and the rules and regulations of the SEC, including the additional independence requirements for members of our Audit Committee and the Compensation Committee. Our Board considers a director “independent” when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Capital Market and the rules and regulations of the SEC. Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based on this review, our Board has affirmatively determined that the following four of our six current directors qualify as “independent” directors: Douglas Jay Cohen, David Gobel, Alison Tjosvold Milhous and Adam Stern. Keith Murphy and Vaidehi Joshi do not qualify as an independent director. Mr. Murphy currently serves as our Executive Chairman and as Chief Executive Officer of Viscient, which has made payments to the Company in sufficient amounts to qualify as related party transactions leading to director non-independence. Please see the section “Certain Relationships and Related Transactions” for additional information. Ms. Joshi is currently our Director of Discovery Biology.

Certain Relationships and Related Transactions

Since April 1, 2023, there have not been any transactions or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than (i) the transactions described below and (ii) the compensation arrangements with our executive officers and non-employee directors described in “Executive Compensation” and “Director Compensation,” respectively.

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment, and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Financial Accounting Standards Board Topic 606 (“Revenue from Contracts with Customers”) as the Intercompany Agreement is not a contract with a customer. For the year ended March 31, 2024, the Company provided approximately $14,000 of histology services to Viscient. No consulting services from Viscient were incurred for the year ended March 31, 2024.

Related Party Transaction Policy and Procedures

Pursuant to our written Related Party Transaction Policy and Procedures, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our Audit Committee or a committee of our independent directors. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited to, the terms of the transaction, the nature of the related party’s interest in the transaction, the significance of the transaction to us and the related party, the nature of the related party’s relationship with us and whether the transaction would be likely to impair (or create an appearance of impairing) the judgement of a director or executive officer to act in our best interest. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Item 14. Principal Accountant Fees and Services.

On July 18, 2023, Mayer Hoffman McCann P.C. (“MHM”) informed us and the Audit Committee that it would not stand for re-election as our registered public accounting firm for the audit of our financial statements for the fiscal year ending March 31, 2024. MHM served as our independent registered public accounting firm from February 8, 2011 through August 10, 2023.

Our Audit Committee is responsible for, and, has approved, the engagement of Rosenberg Rich Baker Berman P.A. ("RRBB P.A.") as our independent registered public accounting firm for the fiscal year ending March 31, 2024.

The audit reports of RRBB P.A. and MHM on our financial statements for the fiscal years ended March 31, 2024 and 2023, respectively, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern in the report for the fiscal year ended March 31, 2024.

During our two most recent fiscal years ended March 31, 2024 and 2023, there were no (a) disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (“Regulation S-K”), and the related instructions thereto, with RRBB P.A. or MHM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB P.A. or MHM, would have caused it to make reference to the subject matter of the disagreements in connection with its reports, or (b) reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

Audit and Non-Audit Fees

During Fiscal 2024, the Audit Committee met with MHM during the first quarter and RRBB P.A. on a quarterly or more frequent basis thereafter. At such times, the Audit Committee reviewed the services performed by RRBB P.A. and MHM, as well as the fees charged for such services. Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

The following table sets forth the fees for services provided and billed by RRBB P.A., relating to Fiscal 2024 and Fiscal 2023.

	Fiscal Year 2024	Fiscal Year 2023
Audit fees	$175,000	$—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$175,000	$—

The following table sets forth the fees for services provided and billed by MHM and its associated entity CBIZ MHM, LLC, relating to Fiscal 2024 and Fiscal 2023.

	Fiscal Year 2024	Fiscal Year 2023
Audit fees	$240,732	$567,930
Audit-related fees	—	—
Tax fees	18,375	26,670
All other fees	—	—

Total	$259,107	$594,600

Audit Fees: For the fiscal years ended March 31, 2024 and 2023, the aggregate audit fees billed by our independent registered public accounting firm were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: For the fiscal years ended March 31, 2024 and 2023, there were no audit-related fees billed by our independent registered public accounting firm, other than the fees described above.

Tax Fees: For the fiscal years ended March 31, 2024 and 2023, the tax-related fees billed by an associated entity of our independent registered public accounting firm pertained to services related to tax return preparation and tax planning services.

All Other Fees: For the fiscal years ended March 31, 2024 and 2023, there were no fees billed by our independent registered public accounting firm for other services, other than the fees described above.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has determined that all services provided by RRBB P.A. and MHM to date are compatible with maintaining the independence of such audit firm. The charter of the Audit Committee requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent registered public accounting firm, subject to any exception permitted by law or regulation. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a). The following documents have been filed as part of this Amendment:

•
Consolidated Financial Statements: No financial statements are filed with this Amendment. The financial statements were included in Item 8 of Part II of the Original Form 10-K.
•
Financial Statement Schedules: None.
•
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

3.4	Amended and Restated Bylaws of Organovo Holdings, Inc. (incorporated by reference from Exhibit 3.4 to the Company's Annual Report on Form 10-K, as filed with the SEC on July 14, 2023).

4.1	Form of Common Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

4.2	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

4.3**	Description of Securities.

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

10.34^	Form of Securities Purchase Agreement, dated May 8, 2024 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

21.1**	Subsidiaries of Organovo Holdings, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

23.2**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on signature page hereto).

31.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4*	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.

97**	Organovo Holdings, Inc. Clawback Policy.

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

ORGANOVO HOLDINGS, INC.

By:	/s/ Keith Murphy
Keith Murphy
Executive Chairman

Date:	July 26, 2024