Form 10-Q
period 2024-06-30
ORGANOVO HOLDINGS, INC.
filed 2024-08-05
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, a total of 15,364,076 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	June 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,187	$2,901
Accounts receivable	48	33
Inventory	408	297
Prepaid expenses and other current assets	640	705
Total current assets	7,283	3,936
Fixed assets, net	601	669
Restricted cash	143	143
Operating lease right-of-use assets	1,194	1,299
Prepaid expenses and other assets, net	249	302
Total assets	$9,470	$6,349
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,119	$627
Accrued expenses	404	727
Operating lease liability, current portion	510	506
Total current liabilities	2,033	1,860
Operating lease liability, net of current portion	775	888
Total liabilities	2,808	2,748
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 14,373,076 and 10,077,726 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	14	10
Additional paid-in capital	349,662	343,261
Accumulated deficit	(343,013)	(339,669)
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	6,662	3,601
Total Liabilities and Stockholders’ Equity	$9,470	$6,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Revenues
Royalty revenue	$25	$75
Product revenue	14	—
Total Revenues	39	75
Cost of revenues	2	—
Research and development expenses	1,402	1,666
Selling, general and administrative expenses	2,021	2,604
Total costs and expenses	3,425	4,270
Loss from Operations	(3,386)	(4,195)
Other Income
Gain on investment in equity securities	—	12
Interest income	44	157
Total Other Income	44	169
Income Tax Expense	(2)	(2)
Net Loss	$(3,344)	$(4,028)
Net loss per common share—basic and diluted	$(0.23)	$(0.46)
Weighted average shares used in computing net loss per common share—basic and diluted	14,663,693	8,717,232
Comprehensive loss:
Net loss	$(3,344)	$(4,028)
Comprehensive loss	$(3,344)	$(4,028)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three Months Ended June 30, 2024

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2024	10,078	$10	$343,261	—	$(1)	$(339,669)	$—	$3,601
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Issuance of common stock from exercise of pre-funded warrants	1,379	1	—	—	—	—	—	1
Issuance of common stock from public offering, net	2,915	3	6,245	—	—	—	—	6,248
Stock-based compensation expense	—	—	156	—	—	—	—	156
Net loss	—	—	—	—	—	(3,344)	—	(3,344)
Balance at June 30, 2024 (Unaudited)	14,373	$14	$349,662	—	$(1)	$(343,013)	$—	$6,662

	Three Months Ended June 30, 2023

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2023	8,717	$9	$340,317	—	$(1)	$(324,998)	$2	$15,329
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	475	—	—	—	—	475
Net loss	—	—	—	—	—	(4,028)	—	(4,028)
Balance at June 30, 2023 (Unaudited)	8,718	$9	$340,792	—	$(1)	$(329,026)	$2	$11,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities
Net loss	$(3,344)	$(4,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment in equity securities	—	(12)
Accretion on investments	(22)	(60)
Depreciation and amortization	70	67
Stock-based compensation	156	475
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(15)	3
Inventory	(111)	—
Prepaid expenses and other assets	118	149
Accounts payable	492	157
Accrued expenses	(323)	(2,061)
Operating lease right-of-use assets and liabilities, net	(4)	(1)
Net cash used in operating activities	(2,983)	(5,311)
Cash Flows From Investing Activities
Purchases of fixed assets	—	(15)
Purchases of investments	(1,480)	(4,939)
Maturities of investments	1,500	5,000
Liquidation of equity securities	—	718
Net cash provided by investing activities	20	764
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	6,249	—
Net cash provided by financing activities	6,249	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,286	(4,547)
Cash, cash equivalents, and restricted cash at beginning of period	3,044	15,444
Cash, cash equivalents, and restricted cash at end of period	$6,330	$10,897
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$6,187	$10,754
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$6,330	$10,897
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2

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

The Company's current clinical focus is in advancing FXR314 in IBD, including UC and Crohn’s disease (“CD”). The Company plans to start a Phase 2a clinical trial in UC in the calendar year 2025. The Company released Phase 2 data for FXR314 for the treatment of metabolic function-associated steatohepatitis (“MASH”) in April 2024 that is supportive of ongoing development, and the Company believes FXR314 has a commercial opportunity in MASH, most likely in combination therapy. The Company is exploring the potential for combination therapies using FXR314 and currently approved mechanisms in preclinical animal studies and the Company's IBD disease models.

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

In February 2024, the Company formed its Mosaic Cell Sciences division (“Mosaic”) to serve as a key source of certain primary human cells that the Company utilizes in its research and development efforts. The Company believes Mosaic can help optimize its supply chain, reduce operating expenses related to cell sourcing and procurement and ensure that the cellular raw materials the Company uses are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. Mosaic provides the Company with qualified human cells for use in its clinical research and development programs. In addition to supplying the Company with primary human cells, Mosaic offers human cells for sale to life science customers, both directly and through distribution partners, which the Company expects to offset costs and over time become a profit center that offsets overall research and development ("R&D") spending by the Company.

Except where specifically noted or the context otherwise requires, references to “Organovo Holdings”, “the Company”, and “Organovo” in these notes to the unaudited condensed consolidated financial statements refers to Organovo Holdings, Inc. and its wholly owned subsidiary, Organovo, Inc.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not necessarily include all information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at March 31, 2024 is derived from the Company’s audited consolidated balance sheet at that date.

The unaudited condensed consolidated financial statements include the accounts of Organovo and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, as filed with the Securities and Exchange Commission (“SEC”). Operating results for any interim period are not necessarily indicative of the operating results for any other interim period or the Company’s full fiscal year ending March 31, 2025 (see “Note 1. Description of Business”).

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2024, the Company had cash and cash equivalents of approximately $6.2 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $343.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $3.0 million during the three months ended June 30, 2024.

Through June 30, 2024, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research service-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the three months ended June 30, 2024, the Company issued 1,352,600 shares of its common stock through its ATM facility, for net proceeds of approximately $1.7 million.

Additionally, on May 8, 2024, the Company priced a best efforts public offering (the “Offering”) of: (i) 1,562,500 shares of its common stock and accompanying common warrants (“Common Warrants”) to purchase up to 1,562,500 shares of common stock at a combined public offering price of $0.80 per share and accompanying Common Warrant to purchase one share of common stock and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase 5,000,000 shares of common stock and accompanying Common Warrants to purchase up to 5,000,000 shares of common stock at a combined public offering price of $0.799 per Pre-Funded Warrant and accompanying Common Warrant to purchase one share of common stock. The closing of the Offering occurred on May 13, 2024. The Company received net proceeds of approximately $4.5 million from the Offering, after deducting the estimated offering expenses payable by the Company, including the Placement Agent fees.

On July 18, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided with an initial period of 180 calendar days, or until January 14, 2025, to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. The Notice provides that the Nasdaq staff will provide written confirmation to the Company if the Company regains compliance with Rule 5550(a)(2). If the Company does not regain compliance with Rule 5550(a)(2) by January 14, 2025, the Company may be eligible for an additional compliance period of 180 calendar days. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of its intention to cure the bid price deficiency during the second compliance period. However, if it appears to the

Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities will be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities, but there can be no assurance the Nasdaq staff would grant any request for continued listing.

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

Investments

Investments in debt securities consist of investments in U.S. Treasury bills. All investments that have original maturities of three months or less are classified as cash equivalents on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and March 31, 2024, all investments are classified as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale debt securities are recorded at fair value. Any unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders' equity until realized. As U.S. Treasury bills have minimal risk, any declines in fair value are considered temporary.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory as of June 30, 2024 and March 31, 2024 consisted of approximately $0.4 million and $0.3 million in finished goods, respectively, which is related to Mosaic. Please refer to "Note 11. Business Segment Information" for further information.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2023 Employee Stock Purchase Plan (“2023 ESPP”), the assumed vesting of restricted stock units (“RSUs”), the exercise of warrants, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2024 and 2023 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 11.1 million at June 30, 2024 and 1.7 million at June 30, 2023.

Revenue recognition

Royalty revenue

The Company has entered into an intellectual property license agreement with another company that includes royalties based on specified percentages of net product sales, if any. At the initiation of the agreement, the Company analyzed whether it results in a contract with a customer under Topic 606.

The Company considered a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the Company is a principal vs. agent, whether the elements are distinct performance obligations, whether there are determinable stand-alone prices, and whether any licenses are functional or symbolic. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, sales-based royalty payments have been identified as variable consideration which must be evaluated to determine if it has been constrained and, therefore, excluded from the transaction price. Please refer to “Note 6: Collaborative Research, Development, and License Agreements” for further information.

Product revenue, net

The Company’s product-based division, Mosaic, produces high-quality cell-based products for use in Organovo’s R&D and for use by life science customers. The Company recognizes product revenue when the performance obligation is satisfied, which is at the point in time the customer obtains control of the Company’s product, typically upon delivery. Product revenues are recorded at the transaction price under Topic 606. The Company provides no right of return to its customers except in cases where a customer obtains authorization from the Company for the return. To date, there have been no product returns.

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

Note 3. Investments and Fair Value Measurement

Investments in debt securities

As of June 30, 2024, the Company held $1.5 million of investments in debt securities (which are included in the $6.2 million of cash and cash equivalents). For the three months ended June 30, 2024, there was less than $0.1 million of interest income related to the investments in debt securities. As the investments in debt securities consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

The following table summarizes the Company's investments in debt securities that are measured at fair value as of June 30, 2024 and March 31, 2024, respectively (in thousands):

	Amortized costs basis	Gross unrealized gains	Gross unrealized losses	Fair value
As of June 30, 2024
Investment in debt securities	$1,490	$—	$—	$1,490
As of March 31, 2024
Investment in debt securities	$997	$1	$—	$998

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Accrued compensation	$265	$536
Accrued legal and professional fees	57	93
Other accrued expenses	82	98
	$404	$727

Note 5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no current plans to issue shares of preferred stock.

Common Stock

In March 2021, the Company's Board of Directors ("Board") approved the 2021 Inducement Equity Incentive Plan ("Inducement Plan"). The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards. The only persons eligible to receive grants under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. The Company also committed to reducing the aggregate number of shares of its common stock issuable pursuant to the Inducement Plan from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced accordingly effective October 12, 2022. As of June 30, 2024, there were 1,000 shares available for future grant under the Inducement Plan.

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

On January 26, 2024, the Company filed a prospectus to the 2024 Shelf (the "2024 ATM Prospectus"), pursuant to which the Company may offer and sell, from time to time through the Agents, share of its common stock in ATM sales transactions having an aggregate offering price of up to $2,605,728. Any shares offered and sold in these ATM transactions will be issued pursuant to the 2024 Shelf.

During the three months ended June 30, 2024, the Company issued 1,352,600 shares of common stock in ATM offerings for net proceeds of approximately $1.7 million, all of which were sold pursuant to the 2024 Shelf. As of June 30, 2024, the Company has sold an aggregate of 1,389,002 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $1.8 million and net proceeds of approximately $1.8 million. As of June 30, 2024, there was approximately $100.0 million available for future offerings under the 2024 Shelf, and approximately $0.8 million available for future offerings through the Company’s ATM program under the 2024 ATM Prospectus.

May 2024 Best Efforts Public Offering

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

The closing of the Offering occurred on May 13, 2024. The Company received net proceeds of approximately $4.5 million from the Offering, after deducting the offering expenses payable by the Company, including the Placement Agent fees.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the three months ended June 30, 2024:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2024	122,642	$1.75
Granted	—	$—
Vested	(1,250)	$10.27
Cancelled / forfeited	—	$—
Unvested at June 30, 2024	121,392	$1.66

Stock Options

During the three months ended June 30, 2024, under the 2022 Plan, 144,227 stock options were granted at various exercise prices.

The following table summarizes the Company’s stock option activity from March 31, 2024 to June 30, 2024:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2024	698,007	$4.26	$—
Options granted	144,227	$0.99	$—
Options cancelled / forfeited	(6,912)	$3.30	$—
Options expired	—	$—	$—
Outstanding at June 30, 2024	835,322	$3.70	$—
Vested and Exercisable at June 30, 2024	435,188	$5.40	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at June 30, 2024 was approximately 7.11 years.

Warrants

In connection with the Offering described above, the Company issued Common Warrants to purchase up to 1,562,500 shares of common stock at a combined public offering price of $0.80 per share and accompanying Common Warrant to purchase one share of common stock and (ii) Pre-Funded Warrants to purchase 5,000,000 shares of common stock and accompanying Common Warrants to purchase up to 5,000,000 shares of common stock at a combined public offering price of $0.799 per Pre-Funded Warrant and accompanying Common Warrant to purchase one share of common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any antidilution rights.

The following table summarizes the Company’s Common Warrant activity from March 31, 2024 to June 30, 2024:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2024	—	$—
Issued	6,562,500	$0.80
Exercised	—	$0.80
Outstanding at June 30, 2024	6,562,500	$0.80

The following table summarizes the Company’s Pre-Funded Warrants activity from March 31, 2024 to June 30, 2024:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2024	—	$—
Issued	5,000,000	$0.001
Exercised	(1,379,000)	$0.001
Outstanding at June 30, 2024	3,621,000	$0.001

Employee Stock Purchase Plan

In July 2023, the Board adopted, and on October 31, 2023, the Company's stockholders subsequently approved, the 2023 Employee Stock Purchase Plan (the "2023 ESPP"). The 2023 ESPP became effective on October 31, 2023. The Company reserved 45,000 shares of common stock for issuance thereunder. The 2023 ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the 2023 ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the 2023 ESPP commenced on March 1, 2024.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at June 30, 2024:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	428,296
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the 2022 Plan	357,026
Common stock reserved under the 2022 Plan	1,569,724
Common stock reserved under the 2023 ESPP	45,000
Common stock reserved under the 2021 Inducement Equity Plan	1,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	3,750
Common stock issuable pursuant to restricted stock units outstanding under the 2022 Plan	117,642
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Common stock issuable pursuant to outstanding pre-funded warrants	3,621,000
Common stock issuable pursuant to outstanding common warrants	6,562,500
Total at June 30, 2024	12,755,938

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the 2023 ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Research and development	$26	$107
General and administrative	130	368
Total	$156	$475

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2024 was approximately $0.5 million and the weighted average period over which these grants are expected to vest is 2.38 years.

The total unrecognized compensation cost related to unvested RSUs as of June 30, 2024 was $0.1 million, which will be recognized over a weighted average period of 0.49 years.

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

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Dividend yield	—	—
Volatility	101.69%	98.51%
Risk-free interest rate	4.47%	3.95%
Expected life of options	6 years	6 years
Weighted average grant date fair value	$0.80	$1.45

The fair value of each RSU is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the 2023 ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023*
Dividend yield	—	—
Volatility	95.20%	0.00%
Risk-free interest rate	5.27%	0.00%
Expected term	6 months	—
Grant date fair value	$0.39	$—

*There were no participants in the ESPP for the purchase period beginning March 1, 2023.

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

As part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. For the three months ended June 30, 2024, the Company recorded $31,000 of royalty revenue based on sales-based royalties from the License Agreement. Royalty revenue presented on the Statements of Operations and Other Comprehensive Loss is $25,000 for the three months ended June 30, 2024, due to a decrease adjustment related to the prior quarter.

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

On December 5, 2022, the Company amended the license agreement with the University of Missouri, whereby the Company agreed to pay a single, up-front payment of $50,000 to the University of Missouri in exchange for the aforementioned licensed intellectual property to be fully paid up by the Company. As a result, the Company will continue to have rights to the licensed intellectual property until its expiration, but will no longer owe minimum annual royalty payments, royalty payments based on net sales, or any other payments (other than patent annuities and any prosecution costs) in the future.

Clemson University

In May 2011, the Company entered into a license agreement with Clemson University Research Foundation ("CURF") to in-license certain technology and intellectual property relating to ink-jet printing of viable cells. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company is required to pay CURF royalties ranging from 1.5% to 3% of net sales of covered tissue products and the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales reached each year. The license agreement terminates upon expiration of the patents licensed, which expired in May 2024, and is subject to certain conditions as defined in the license agreement. Minimum annual royalty payments of $20,000 were due for two years beginning in calendar 2014, and $40,000 per year beginning in calendar 2016. Royalty payments of $40,000 were made in each of the years ended March 31, 2024 and 2023. The annual minimum royalty is creditable against royalties owed during the same calendar year. As the licensed patents expired in May 2024, there will be no further royalty payments owed.

In addition to the annual royalties noted above, CURF is owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of June 30, 2024, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the license agreement. Therefore, no royalty expense to

CURF was recorded for the three months ended June 30, 2024 and 2023, respectively. No royalty expense related to sales-based royalties has been recorded to date.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of June 30, 2024 (in thousands except the year and percentage):

June 30, 2024
ASSETS
Operating lease right-of-use assets	$1,194
Total lease right-of-use assets	$1,194

LIABILITIES
Current
Operating lease liability	$510
Noncurrent
Operating lease liability, net of current portion	$775
Total lease liabilities	$1,285

Weighted average remaining lease term:	2.58
Weighted average discount rate:	6%

Variable lease expense was approximately $1,000 and $36,000 for the three months ended June 30, 2024 and 2023, respectively. Operating lease expense was approximately $126,000 for the three months ended June 30, 2024 and 2023, respectively.

Cash flows associated with the Company’s operating lease for the three months ended June 30, 2024 and 2023 was approximately $130,000 and $126,000, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of June 30, 2024, are as follows (in thousands):

Fiscal year ending March 31, 2025	$393
Fiscal year ending March 31, 2026	538
Fiscal year ending March 31, 2027	460
Total future lease payments	1,391
Less: Imputed interest	(106)
Total lease obligations	1,285
Less: Current obligations	(510)
Noncurrent lease obligations	$775

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which include, but are not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three months ended June 30, 2024 and 2023, the Company incurred no consulting expenses from Viscient. Additionally, for the three months ended June 30, 2024, and 2023, the Company provided approximately zero and $10,000 of histology services to Viscient, respectively.

Note 11. Business Segment Information

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

Research & Development

The research and development (“R&D”) segment consists of the Company's drug development efforts. The Company's current clinical focus is in advancing FXR314 in IBD, including UC and CD. The Company plans to start a Phase 2a clinical trial in UC in the calendar year 2025. The Company released Phase 2 data for FXR314 for the treatment of MASH in April 2024 that are supportive of ongoing development, and believes FXR314 has a commercial opportunity in MASH, most likely in combination therapy. The Company is exploring the potential for combination therapies using FXR314 and currently approved mechanisms in preclinical animal studies and its IBD disease models.

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

Mosaic Cell Sciences

The Mosaic Cell Sciences segment, which began operations in February 2024, consists of our Mosaic Cell Sciences division (“Mosaic”) which will serve as a key source of certain of the primary human cells that the Company utilizes in its research and development efforts. The Company believes Mosaic can help optimize its supply chain, reduce operating expenses related to cell sourcing and procurement, and ensure that the cellular raw materials it uses are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. Mosaic provides the Company with qualified human cells for use in its clinical research and development programs. In addition to supplying the Company with primary human cells, Mosaic offers human cells for sale to life science customers, both directly and through distribution partners, which the Company expects to offset costs and over time become a profit center that offsets overall R&D spending by the Company.

Business Segment Information

The Company's R&D segment generates royalty revenue related to its IP. The Company's Mosaic segment generates product revenue as part of its core operations. Segment revenues consisted of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
R&D
Royalty revenue	$25	$75
Mosaic
Product revenue	14	—
Total segment revenue	$39	$75
Total company revenue	$39	$75

Operating segment costs and expenses consisted of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
R&D
Research and development expenses	$1,175	$1,666
Mosaic
Cost of revenues	2	—
Research and development expenses	227	—
Selling, general, and administrative expenses	67	—
Total segment costs and expenses	$1,471	$1,666
Other selling, general, and administrative expenses	1,954	2,604
Total company costs and expenses	$3,425	$4,270

The R&D segment's identifiable assets are its fixed assets. The Mosaic segment's identifiable assets are its fixed assets and inventory. Other Company assets are comprised of all other assets that are not distinctly identifiable to a segment. Operating segment assets consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
R&D
Fixed assets, net	$377	$423
Mosaic
Fixed assets, net	172	183
Inventory	408	297
Total segment assets	$957	$903
Other company assets	8,513	5,446
Total company assets	$9,470	$6,349

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. This management’s discussion and analysis contains forward-looking statements, such as statements related to our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission on May 31, 2024, and discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q, that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Unless the context otherwise requires, the terms “Organovo,” the “Company”, “we”, “us” and “our” in this Quarterly Report on Form 10-Q refer to Organovo Holdings, Inc. and its wholly owned subsidiary, Organovo, Inc.

Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2024, filed with the SEC on Form 10-K on May 31, 2024, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

Our current clinical focus is in advancing FXR314 in IBD, including UC and Crohn’s disease (“CD”). We plan to start a Phase 2a clinical trial in UC in the calendar year 2025. We released Phase 2 data for FXR314 for the treatment of metabolic function-associated steatohepatitis ("MASH") in April 2024 that are supportive of ongoing development, and we believe FXR314 has a commercial opportunity in MASH, most likely in combination therapy. We are exploring the potential for combination therapies using FXR314 and currently approved mechanisms in preclinical animal studies and our IBD disease models.

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

Recent Developments

Mosaic Cell Sciences Division

In February 2024, we formed our Mosaic Cell Sciences division (“Mosaic”) to serve as a key source of certain of the primary human cells we utilize in our research and development efforts. We believe Mosaic can help us optimize our supply chain, reduce operating expenses related to cell sourcing and procurement and ensure that the cellular raw materials we use are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. Mosaic provides the Company with qualified human cells for use in its clinical research and development programs. In addition to supplying the Company with primary human cells, Mosaic offers human cells for sale to life science customers, both directly and through distribution partners, which we expect to offset costs and over time become a profit center that offsets overall R&D spending by Organovo.

Nasdaq Minimum Bid Notice

On July 18, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided with an initial period of 180 calendar days, or until January 14, 2025, to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. The Notice provides that the Nasdaq staff will provide written confirmation to us if we regain compliance with Rule 5550(a)(2).

If we do not regain compliance with Rule 5550(a)(2) by January 14, 2025, we may be eligible for an additional compliance period of 180 calendar days. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of our intention to cure the bid price deficiency during the second compliance period. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or we are otherwise not eligible, Nasdaq would notify us that our securities will be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant any request for continued listing.

The Notice had no immediate effect on the listing or trading of our common stock and our common stock will continue to trade on the Nasdaq Capital Market under the symbol “ONVO”. We intend to monitor the closing bid price of our common stock and consider our available options if our common stock does not trade at a level likely to result in us regaining compliance with Rule 5550(a)(2) by January 14, 2025, including effecting a reverse stock split, which would be subject to the prior approval of our stockholders. There can be no assurance that we will be able to regain compliance with Nasdaq’s minimum bid price requirement or that we will maintain our compliance with the other listing requirements necessary for us to maintain the listing of our common stock on the Nasdaq Capital Market.

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

There have been no significant changes to our critical accounting policies since March 31, 2024. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 31, 2024.

Results of Operations

Comparison of the three months ended June 30, 2024, and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands, except %):

	Three Months Ended
	June 30,		Increase (decrease)
	2024	2023	$	%
Royalty revenue	$25	$75	$(50)	(67%)
Product revenue	$14	$—	$14	100%
Cost of revenues	$2	$—	$2	100%
Research and development	$1,402	$1,666	$(264)	(16%)
Selling, general and administrative	$2,021	$2,604	$(583)	(22%)
Other income	$44	$169	$(125)	(74%)

Revenues

For the three months ended June 30, 2024 and 2023, total revenue was less than $0.1 million and $0.1 million, respectively. Royalty revenue is related to sales-based royalties from licensing intellectual property. The decrease in royalty revenue year over year relates to a decrease in sales of royalty bearing products by the licensee in fiscal 2025. We expect quarterly sales of royalty bearing products by the licensee to remain consistent with the first quarter of fiscal 2025 going forward. Product revenue is related to the sale of human cells developed by Mosaic. The first quarter of fiscal 2025 is the first quarter of product sales since the inception of Mosaic. We expect product revenue to increase going forward.

Cost of Revenues

For the three months ended June 30, 2024 and 2023, total cost of revenues was less than $0.1 million and zero, respectively, and is related to the sale of finished goods inventory by Mosaic.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	June 30, 2024	% of total	June 30, 2023	% of total	$	%
Research and development	$1,318	94%	$1,505	91%	$(187)	(12%)
Non-cash stock-based compensation	26	2%	107	6%	(81)	(76%)
Depreciation and amortization	58	4%	54	3%	4	7%
Total research and development expenses	$1,402	100%	$1,666	100%	$(264)	(16%)

For the three months ended June 30, 2024, total research and development expenses were $1.4 million, a decrease of $0.3 million, or approximately 16%, from the prior year period. Our average full-time research and development staff decreased from an average of eighteen full-time employees for the three months ended June 30, 2023 to an average of fifteen full-time employees for the three months ended June 30, 2024. Our fiscal 2025 operations resulted in a $0.2 million decrease in personnel related costs which includes stock-based compensation, a $0.1 million decrease in facilities costs, a $0.1 million decrease in lab expenses, offset by a $0.1 million increase in consulting expenses. Going forward, we intend to continue to advance the clinical drug development of FXR314 and expect an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	June 30, 2024	% of total	June 30, 2023	% of total	$	%
Selling, general and administrative	$1,879	93%	$2,223	86%	$(344)	(15%)
Non-cash stock-based compensation	130	6%	368	14%	(238)	(65%)
Depreciation and amortization	12	1%	13	0%	(1)	(8%)
Total selling, general and administrative expenses	$2,021	100%	$2,604	100%	$(583)	(22%)

For the three months ended June 30, 2024, total selling, general and administrative expenses were approximately $2.0 million, a decrease of $0.6 million, or approximately 22%, compared to the prior year period. Our average full-time general and administrative staff of five employees remained the same for each of the three months ended June 30, 2024 and 2023. However, in fiscal 2024 one of the staff was our former General Counsel who was an Executive Officer included in a reduction in force during the second quarter of fiscal 2024. Subsequently, a sales associate for the Mosaic Cell Sciences segment was hired in the fourth quarter of fiscal 2024. Our fiscal 2025 operations resulted in a $0.3 million decrease in personnel related expenses which includes stock-based compensation, a $0.1 million decrease in consulting expenses, and a $0.2 million decrease in legal and other corporate costs, which includes a $0.3 decrease in legal expenses, and a $0.1 million decrease in audit and tax expense, offset by a $0.2 million increase in investor relations expenses.

Other Income

Other income was less than $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, which was related to interest income.

.

Financial Condition, Liquidity and Capital Resources

Going forward, we intend to focus on clinical drug development of FXR314, the lead compound in our established FXR program. Our current clinical focus is in advancing FXR314 in IBD, including UC and CD. We plan to start a Phase 2a clinical trial in UC in the calendar year 2025. We released Phase 2 data for FXR314 for the treatment of metabolic function-associated steatohepatitis (“MASH”) in April 2024 that is supportive of ongoing development, and we believe FXR314 has a commercial opportunity in MASH, most likely in combination therapy. Additionally, we plan to leverage our proprietary technology platform to develop therapeutic drugs, focusing on IBD, including CD and UC, with a goal of broadening our work into additional therapeutic areas over time.

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2024, we had cash and cash equivalents of approximately $6.2 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $343.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $3.0 million during the three months ended June 30, 2024. At March 31, 2024, we had cash and cash equivalents of approximately $2.9 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $339.7 million.

At June 30, 2024, we had total current assets of approximately $7.3 million and current liabilities of approximately $2.0 million, resulting in working capital of $5.3 million. At March 31, 2024, we had total current assets of approximately $3.9 million and current liabilities of approximately $1.9 million, resulting in working capital of $2.0 million.

The following table summarizes the primary sources and uses of cash for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(2,983)	$(5,311)
Investing activities	20	764
Financing activities	6,249	—
Net increase in cash, cash equivalents, and restricted cash	$3,286	$(4,547)

Operating activities

Net cash used in operating activities for the three months ended June 30, 2024, was approximately $3.0 million as compared to $5.3 million used in operating activities for the three months ended June 30, 2023. This $2.3 million decrease in operating cash usage can be attributed primarily to the $2.0 million cash payment in fiscal 2024 for acquired in-process research and development assets.

Investing activities

Net cash provided by investing activities was less than $0.1 million for the three months ended June 30, 2024, which consisted of interest income. Net cash provided by investing activities was $0.8 million for the three months ended June 30, 2023, which consisted of the purchases of investments of $4.9 million, the maturities of investments of $5.0 million, the liquidation of equity securities of $0.7 million, and fixed asset purchases of less than $0.1 million.

Financing activities

Net cash provided by financing activities was $6.2 million and zero for the three months ended June 30, 2024 and 2023, respectively. Financing activities consisted of the sale of common stock through at-the-market (“ATM”) share offerings and a public offering of common stock and accompanying common warrants and pre-funded warrants. Refer to “Operations funding requirements” below for further information regarding financing activities.

Operations funding requirements

Through June 30, 2024, we have financed our operations primarily through the sale of common stock through public and ATM offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2025 to be between $13.0 million and $15.0 million. Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

During the three months ended June 30, 2024, we issued 1,352,600 shares of common stock in ATM offerings for net proceeds of approximately $1.7 million, all of which were sold pursuant to the 2024 Shelf. As of June 30, 2024, we have sold an aggregate of 1,389,002 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $1.8 million and net proceeds of approximately $1.8 million. As of June 30, 2024, there was approximately $100.0 million available for future offerings under the 2024 Shelf, and approximately $0.8 million available for future offerings through our ATM program under the 2024 ATM Prospectus.

On May 8, 2024, the we priced a best efforts public offering (the “Offering”) of: (i) 1,562,500 shares of our common stock and accompanying common warrants (“Common Warrants”) to purchase up to 1,562,500 shares of common stock at a combined public offering price of $0.80 per share and accompanying Common Warrant to purchase one share of common stock and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase 5,000,000 shares of common stock and accompanying Common Warrants to purchase up to 5,000,000 shares of common stock at a combined public offering price of $0.799 per Pre-Funded Warrant and accompanying Common Warrant to purchase one share of common stock. The closing of the Offering occurred on May 13, 2024. We received net proceeds of approximately $4.5 million from the Offering, after deducting the offering expenses payable by us including the placement agent fees.

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

Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 31, 2024.

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

Risks Related to our Business

*We are a clinical stage biotechnology company focusing on clinical drug development of the farnesoid X receptor (“FXR”) agonist FXR314, which involves a substantial degree of uncertainty, and on 3D bioprinting technology to develop human tissues and disease models for drug discovery and development, which is an unproven business strategy that may never achieve profitability.

We are a clinical stage biotechnology company that is focused on developing FXR314 in inflammatory bowel disease (“IBD”), including ulcerative colitis (“UC”), based on demonstration of clinical promise in three-dimensional human tissues as well as strong preclinical data. Our current clinical focus is in advancing FXR314 in IBD, including UC and Crohn’s disease. Our secondary focus is building high fidelity, 3D tissues that recapitulate key aspects of human disease. Our success will depend upon our ability to advance the development of FXR314, our ability to determine the appropriate clinical focus for FXR314, our ability to identify additional drug candidates to pursue and the viability of our platform technology and any disease models we develop. Our success will also depend on our ability to select an appropriate development strategy for FXR314 and any other drug candidates we may identify, including internal development or partnering or licensing arrangements with pharmaceutical companies. We may not be able to partner or license our drug candidates. We may never achieve profitability, or even if we achieve profitability, we may not be able to maintain or increase our profitability.

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

We may not be successful in establishing our Mosaic Cell Sciences Division (“Mosaic’) as a profitable commercial business.

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

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Moreover, we have the ability to sell up to $0.8 million of additional shares of our common stock to the public through an “at the market” offering pursuant to a Sales Agreement that we entered into with H.C. Wainwright & Co., LLC and JonesTrading Institutional Services LLC on March 16, 2018 (the "Sales Agreement"). Any shares of common stock issued in the at-the-market ("ATM") offering will result in dilution to our existing stockholders.

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell shares of our common stock to the public through an ATM offering. As of June 30, 2024, we have issued and sold pursuant to the Sales Agreement an aggregate of 6,724,018 shares of our common stock for gross proceeds of approximately $48.7 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of May 23, 2024, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, or $3,094,641. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Our financial statements as of June 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of June 30, 2024 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

We have generated operating losses each year since we began operations, including $3.4 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $343.0 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

Further, Brexit has led to, and could continue to lead to legislative and regulatory changes, which may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the United

Kingdom, allowing for the relatively free exchange of personal information between the European Union and the United Kingdom, however, the European Commission may suspend the Adequacy Decision if it considers that the United Kingdom no longer provides for an adequate level of data protection. A bill to amend the existing UK framework has been reintroduced (in a different form) by the new UK Government and was announced as a bill which will be introduced into Parliament at the King’s Speech on July 17, 2024. At this time, there is no specific clarity on the provisions of the bill, or the extent to which it will amend the UK framework, beyond general descriptions on its intended purpose. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act — which went into effect on January 1, 2020 — is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). As of January 1, 2023, the California Consumer Privacy Act (as amended and expanded by the California Privacy Rights Act) is in full effect, with enforcement by California’s dedicated privacy enforcement agency expected to start later in 2023. While California was first among the states in adopting comprehensive data privacy legislation similar to the GDPR, many other states are following suit. Similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023. Additionally, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas and others have adopted privacy laws, which take effect from July 1, 2024 through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the California Privacy Rights Act), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We use certain Viscient-owned facilities and equipment and allow Viscient to use certain of our facilities and equipment. During fiscal 2024, we provided services to Viscient, and we expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future. No services were provided to Viscient during the three months ended June 30, 2024.

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

Risks Related to Our Common Stock and Liquidity Risks

*We could fail to maintain the listing of our common stock on the Nasdaq Capital Market, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction.

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

On July 18, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided with an initial period of 180 calendar days, or until January 14, 2025, to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. The Notice provides that the Nasdaq staff will provide written confirmation to us if we regain compliance with Rule 5550(a)(2).

If we do not regain compliance with Rule 5550(a)(2) by January 14, 2025, we may be eligible for an additional compliance period of 180 calendar days. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of our intention to cure the bid price deficiency during the second compliance period. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or we are otherwise not eligible, Nasdaq would notify us that our securities will be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant any request for continued listing.

The Notice had no immediate effect on the listing or trading of our common stock and our common stock will continue to trade on the Nasdaq Capital Market under the symbol “ONVO”. We intend to monitor the closing bid price of our common stock and consider our available options if our common stock does not trade at a level likely to result in us regaining compliance with Rule 5550(a)(2) by January 14, 2025, including effecting a reverse stock split, which would be subject to the prior approval of our stockholders. There can be no assurance that we will be able to regain compliance with Nasdaq’s minimum bid price requirement or that we will maintain our compliance with the other listing requirements necessary for us to maintain the listing of our common stock on the Nasdaq Capital Market.

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

*The price of our common stock may continue to be volatile, which could lead to losses by investors and costly securities litigation.

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

The stock market is subject to significant price and volume fluctuations. The trading price of our common stock is, and is likely to continue to be, volatile. For example, during the quarter ended June 30, 2024, our closing stock price ranged from $0.75 to

$1.35 per share. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

*Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of June 30, 2024, there were an aggregate of 14,373,076 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,476,438 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, 45,000 shares of common stock that may be issued through our 2023 Employee Stock Purchase Plan (“ESPP”), and 10,183,500 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities

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

10.1

Placement Agency Agreement, dated May 8, 2024, between the Company and JonesTrading Institutional Services LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

10.2^	Form of Securities Purchase Agreement, dated May 8, 2024 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

31.1	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Thomas Hess, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Keith Murphy, Executive Chairman, and Thomas Hess, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

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

ORGANOVO HOLDINGS, INC.

Date: August 5, 2024	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Thomas Hess
	Name:	Thomas Hess
	Title:	Chief Financial Officer (Principal Financial Officer)