Form 10-Q
period 2024-09-30
ORGANOVO HOLDINGS, INC.
filed 2024-11-08
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, a total of 15,365,826 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,174	$2,901
Accounts receivable	29	33
Inventory	640	297
Prepaid expenses and other current assets	940	705
Total current assets	4,783	3,936
Fixed assets, net	545	669
Restricted cash	143	143
Operating lease right-of-use assets	1,086	1,299
Prepaid expenses and other assets, net	197	302
Total assets	$6,754	$6,349
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$419	$627
Accrued expenses	879	727
Insurance premium financing liability	385	—
Liability to be settled in equity	218	—
Operating lease liability, current portion	513	506
Total current liabilities	2,414	1,860
Operating lease liability, net of current portion	660	888
Total liabilities	3,074	2,748
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 15,365,825 and 10,077,726 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	15	10
Additional paid-in capital	349,227	343,261
Accumulated deficit	(345,562)	(339,669)
Accumulated other comprehensive income	1	—
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	3,680	3,601
Total Liabilities and Stockholders’ Equity	$6,754	$6,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Royalty revenue	$28	$—	$53	$75
Product revenue	2	—	16	—
Total Revenues	30	—	69	75
Cost of revenues	1	—	3	—
Research and development expenses	984	1,335	2,386	3,001
Selling, general and administrative expenses	1,653	2,780	3,674	5,384
Total costs and expenses	2,638	4,115	6,063	8,385
Loss from Operations	(2,608)	(4,115)	(5,994)	(8,310)
Other Income
Gain on investment in equity securities	—	—	—	12
Interest income	59	121	103	278
Total Other Income	59	121	103	290
Income Tax Expense	—	—	(2)	(2)
Net Loss	$(2,549)	$(3,994)	$(5,893)	$(8,022)
Other Comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities	$1	$(1)	$1	$(1)
Comprehensive Loss	$(2,548)	$(3,995)	$(5,892)	$(8,023)
Net loss per common share—basic and diluted	$(0.14)	$(0.46)	$(0.36)	$(0.92)
Weighted average shares used in computing net loss per common share—basic and diluted	17,994,538	8,718,502	16,338,216	$8,717,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Six Months Ended September 30, 2024

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2024	10,078	$10	$343,261	—	$(1)	$(339,669)	$—	$3,601
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Issuance of common stock from exercise of pre-funded warrants	1,379	1	—	—	—	—	—	1
Issuance of common stock from public offering, net	2,915	3	6,245	—	—	—	—	6,248
Stock-based compensation expense	—	—	156	—	—	—	—	156
Net loss	—	—	—	—	—	(3,344)	—	(3,344)
Balance at June 30, 2024 (Unaudited)	14,373	$14	$349,662	—	$(1)	$(343,013)	$—	$6,662
Issuance of common stock under employee and director stock option, RSU, and purchase plans	2	—	—	—	—	—	—	—
Issuance of common stock from exercise of pre-funded warrants	991	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	155	—	—	—	—	155
Financing fees	—	—	(590)	—	—	—	—	(590)
Net loss	—	—	—	—	—	(2,549)	—	(2,549)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	1	1
Balance at September 30, 2024 (Unaudited)	15,366	$15	$349,227	—	$(1)	$(345,562)	$1	$3,680

	Three and Six Months Ended September 30, 2023

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2023	8,717	$9	$340,317	—	$(1)	$(324,998)	$2	$15,329
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	475	—	—	—	—	475
Net loss	—	—	—	—	—	(4,028)	—	(4,028)
Balance at June 30, 2023 (Unaudited)	8,718	$9	$340,792	—	$(1)	$(329,026)	$2	$11,776
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	675	—	—	—	—	675
Net loss	—	—	—	—	—	(3,994)	—	(3,994)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023 (Unaudited)	8,719	$9	$341,467	—	$(1)	$(333,020)	$1	$8,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net loss	$(5,893)	$(8,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment in equity securities	—	(12)
Accretion on investments	(33)	(103)
Write-downs of inventory	160	—
Depreciation and amortization	138	138
Stock-based compensation	311	1,150
Increase (decrease) in cash resulting from changes in:
Accounts receivable	4	97
Inventory	(503)	—
Prepaid expenses and other assets	255	371
Accounts payable	(208)	104
Accrued expenses	152	(2,182)
Operating lease right-of-use assets and liabilities, net	(8)	(1)
Net cash used in operating activities	(5,625)	(8,460)
Cash Flows from Investing Activities
Purchases of fixed assets	(13)	(42)
Purchases of investments	(2,467)	(7,900)
Maturities of investments	2,500	8,000
Liquidation of equity securities	—	718
Net cash provided by investing activities	20	776
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	5,878	—
Net cash provided by financing activities	5,878	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	273	(7,684)
Cash, cash equivalents, and restricted cash at beginning of period	3,044	15,444
Cash, cash equivalents, and restricted cash at end of period	$3,317	$7,760
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$3,174	$7,617
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$3,317	$7,760
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2
Liability to be settled in equity	218	—
Financed insurance premium exchanged for prepaid insurance	385	—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not necessarily include all information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at March 31, 2024 is derived from the Company’s audited consolidated balance sheet as filed with the SEC on May 31, 2024.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had cash and cash equivalents of approximately $3.2 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $345.6 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $5.6 million during the six months ended September 30, 2024.

Through September 30, 2024, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research service-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the six months ended September 30, 2024, the Company issued 1,352,600 shares of its common stock through its ATM facility, for net proceeds of approximately $1.7 million.

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

Investments

Investments in debt securities consist of investments in U.S. Treasury bills. All investments that have original maturities of three months or less are classified as cash equivalents on the condensed consolidated balance sheets. As of September 30, 2024 and March 31, 2024, all investments are classified as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale debt securities are recorded at fair value. Any unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders' equity until realized. As U.S. Treasury bills have minimal risk, any declines in fair value are considered temporary.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory as of September 30, 2024 and March 31, 2024 consisted of approximately $0.6 million, net of reserve, and $0.3 million in finished goods, respectively, which is related to Mosaic. An inventory reserve of approximately $0.2 million was established during the three months ended September 30, 2024 to write-down inventory to its new cost basis. Please refer to "Note 11. Business Segment Information" for further information regarding Mosaic's inventory.

Insurance Premium Financing Liability

In September 2024, the Company entered into an insurance premium financing agreement for $0.4 million, with a term of nine months and an annual interest rate of 8.57%. The Company made a down payment of 10% and is required to make monthly principal and interest payments of $44,281 over the term of the agreement, which matures in June 2025. Related prepaid insurance at September 30,

2024 of $0.4 million is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2023 Employee Stock Purchase Plan (“2023 ESPP”), the assumed vesting of restricted stock units (“RSUs”), the exercise of warrants, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the six months ended September 30, 2024 and 2023 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 11.3 million at September 30, 2024 and 1.0 million at September 30, 2023.

Revenue recognition

Royalty revenue

The Company has entered into an intellectual property license agreement with another company that includes royalties based on specified percentages of net product sales, if any. At the initiation of the agreement, the Company analyzed whether it results in a contract with a customer under Accounting Standards Codification ("ASC") Topic 606.

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

Note 3. Investments and Fair Value Measurement

Investments in debt securities

As of September 30, 2024, the Company held $1.0 million of investments in debt securities (which are included in the $3.2 million of cash and cash equivalents). For the six months ended September 30, 2024, there was less than $0.1 million of interest income related to the investments in debt securities. As the investments in debt securities consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

The following table summarizes the Company's investments in debt securities that are measured at fair value as of September 30, 2024 and March 31, 2024, respectively (in thousands):

	Amortized costs basis	Gross unrealized gains	Gross unrealized losses	Fair value
As of September 30, 2024
Investment in debt securities	$994	$1	$—	$995
As of March 31, 2024
Investment in debt securities	$997	$1	$—	$998

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Accrued compensation	$356	$536
Accrued legal and professional fees	462	93
Other accrued expenses	61	98
	$879	$727

Note 5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no current plans to issue shares of preferred stock.

Common Stock

In March 2021, the Company's Board of Directors ("Board") approved the 2021 Inducement Equity Incentive Plan ("Inducement Plan"). The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards. The only persons eligible to receive grants under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. The Company also committed to reducing the aggregate number of shares of its common stock issuable pursuant to the Inducement Plan from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced accordingly effective October 12, 2022. As of September 30, 2024, there were 1,000 shares available for future grant under the Inducement Plan.

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

During the three and six months ended September 30, 2024, the Company issued zero and 1,352,600 shares of common stock in ATM offerings, respectively, for net proceeds of approximately $1.7 million, all of which were sold pursuant to the 2024 Shelf. As of September 30, 2024, the Company has sold an aggregate of 1,389,002 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $1.8 million and net proceeds of approximately $1.8 million. As of September 30, 2024, there was approximately $100.0 million available for future offerings under the 2024 Shelf, and approximately $0.8 million available for future offerings through the Company’s ATM program under the 2024 ATM Prospectus.

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

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the six months ended September 30, 2024:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2024	122,642	$1.75
Granted	117,642	$0.55
Vested	(2,500)	$10.27
Cancelled / forfeited	—	$—
Unvested at September 30, 2024	237,784	$1.07

Stock Options

During the six months ended September 30, 2024, under the 2022 Plan, 1,150,343 stock options were granted at various exercise prices.

On August 5, 2024, the Company granted 1,006,116 stock options to its Executive Chairman under the 2022 Plan. Of the stock options granted, 574,923 will vest evenly on an annual basis over three years. 143,731 of the options granted have unique vesting criteria based on market conditions, more specifically the Company's stock price. As these market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The stock options will be expensed over their determined requisite service periods. The remaining 287,462 options granted have unique vesting criteria based on specific Company performance conditions. The vesting criteria for 143,731 of these options includes the Company achieving cumulative revenue of $1.5 million. The vesting criteria for the remaining 143,731 options includes the Company entering into a definitive agreement that constitutes a major strategic partnership, at the discretion of the Board.

The following table summarizes the Company’s stock option activity from March 31, 2024 to September 30, 2024:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2024	698,007	$4.26	$—
Options granted	1,150,343	$0.59	$—
Options cancelled / forfeited	(6,912)	$3.30	$—
Options expired	(6,072)	$5.14	$—
Outstanding at September 30, 2024	1,835,366	$1.96	$—
Vested and Exercisable at September 30, 2024	478,301	$5.08	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at September 30, 2024 was approximately 8.93 years.

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

The following table summarizes the Company’s Common Warrant activity from March 31, 2024 to September 30, 2024:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2024	—	$—
Issued	6,562,500	$0.80
Exercised	—	$0.80
Outstanding at September 30, 2024	6,562,500	$0.80

The following table summarizes the Company’s Pre-Funded Warrants activity from March 31, 2024 to September 30, 2024:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2024	—	$—
Issued	5,000,000	$0.001
Exercised	(2,370,000)	$0.001
Outstanding at September 30, 2024	2,630,000	$0.001

Employee Stock Purchase Plan

In July 2023, the Board adopted, and on October 31, 2023, the Company's stockholders subsequently approved, the 2023 Employee Stock Purchase Plan (the "2023 ESPP"). The 2023 ESPP became effective on October 31, 2023. The Company reserved 45,000 shares of common stock for issuance thereunder. The 2023 ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the 2023 ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the 2023 ESPP commenced on March 1, 2024. During the six months ended September 30, 2024, 500 shares were issued under the 2023 ESPP. At September 30, 2024, there were 44,500 shares remaining available for purchase under the 2023 ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at September 30, 2024:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	423,488
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the 2022 Plan	1,361,878
Common stock reserved under the 2022 Plan	452,038
Common stock reserved under the 2023 ESPP	44,500
Common stock reserved under the 2021 Inducement Equity Plan	1,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	2,500
Common stock issuable pursuant to restricted stock units outstanding under the 2022 Plan	235,284
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Common stock issuable pursuant to outstanding pre-funded warrants	2,630,000
Common stock issuable pursuant to outstanding common warrants	6,562,500
Total at September 30, 2024	11,763,188

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the 2023 ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Research and development	$25	$(60)	$51	$47
General and administrative	130	735	260	1,103
Total	$155	$675	$311	$1,150

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2024 was approximately $0.8 million and the weighted average period over which these grants are expected to vest is 2.74 years.

The total unrecognized compensation cost related to unvested RSUs as of September 30, 2024 was $0.1 million, which will be recognized over a weighted average period of 0.6 years.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023*	September 30, 2024	September 30, 2023
Dividend yield	—	—	—	—
Volatility	99.00%	0.00%	99.37%	98.51%
Risk-free interest rate	3.64%	0.00%	3.75%	3.95%
Expected life of options	6 years	0	6 years	6 years
Weighted average grant date fair value	$0.43	$—	$0.47	$1.45

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the 2023 ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023*	September 30, 2024	September 30, 2023*
Dividend yield	—	—	—	—
Volatility	95.20%	0.00%	95.20%	0.00%
Risk-free interest rate	5.27%	0.00%	5.27%	0.00%
Expected term	6 months	—	6 months	—
Grant date fair value	$0.39	$—	$0.39	$—

*There were no participants in the ESPP for the purchase periods that commenced on March 1, 2023 September 1, 2023.

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

As part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. For the three and six months ended September 30, 2024, the Company recorded $29,000 and $60,000 of royalty revenue, respectively, based on sales-based royalties from the License Agreement. Royalty revenue presented on the statements of operations and other comprehensive loss is $28,000 and $53,000 for the three and six months ended September 30, 2024, respectively, due to adjustments related to prior quarters.

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

Clemson University

In May 2011, the Company entered into a license agreement with Clemson University Research Foundation ("CURF") to in-license certain technology and intellectual property relating to ink-jet printing of viable cells. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. Under the agreement, the Company was required to pay CURF royalties ranging from 1.5% to 3% of net sales of covered tissue products and the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales reached each year. The license agreement was to terminate upon expiration of the patents licensed, which expired in May 2024, and was subject to certain conditions as defined in the license agreement. Minimum annual royalty payments of $20,000 were due for two years beginning in calendar 2014, and $40,000 per year beginning in calendar 2016. Royalty payments of $40,000 were made in each of the years ended March 31, 2024 and 2023. The annual minimum royalty was to be creditable against royalties owed during the same calendar year. As the licensed patents expired in May 2024, there will be no further royalty payments owed.

In addition to the annual royalties noted above, CURF would have been owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of September 30, 2024, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the license agreement. Therefore, no royalty expense to CURF was recorded for the three and six months ended September 30, 2024 and 2023, respectively. No royalty expense related to sales-based royalties has been recorded to date.

Note 7. Commitments and Contingencies

Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

On August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against the Company in the State of New York alleging that the Company breached a tail financing provision included in an engagement agreement the Company entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, the Company filed an answer to the complaint. The Company is defending these claims vigorously, but there is no guarantee that it will be successful in these efforts.

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures and monitors each related legal issue and adjusts accruals as might be warranted based on new information and further developments. During the three months ended September 30, 2024, the Company recorded an accrual of $0.6 million (which was considered a financing fee related to the Offering discussed in Note 5. Stockholders' Equity) for the loss contingencies associated with the above described H.C. Wainwright complaint as it determined that an unfavorable outcome is probable or reasonably possible and believed that the amount or range of any possible loss was reasonably estimable. However, amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments, and the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. If one or more legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Note 8. Leases

After the initial adoption of ASC Topic 842 (“ASC 842”), on an on-going basis, the Company evaluates all contracts upon inception and determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If a lease is identified, the Company will apply the guidance from ASC 842 to properly account for the lease.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of September 30, 2024 (in thousands except the year and percentage):

September 30, 2024
ASSETS
Operating lease right-of-use assets	$1,086
Total lease right-of-use assets	$1,086

LIABILITIES
Current
Operating lease liability	$513
Noncurrent
Operating lease liability, net of current portion	$660
Total lease liabilities	$1,173

Weighted average remaining lease term:	2.33 years
Weighted average discount rate:	6%

Variable lease expense was approximately $22,000 and $23,000 for the three and six months ended September 30, 2024, respectively, and approximately $39,000 and $75,000 for the three and six months ended September 30, 2023, respectively. Operating lease expense was approximately $126,000 and $252,000 for the three and six months ended September 30, 2024, respectively, and approximately $126,000 and $252,000 for the three and six months ended September 30, 2023, respectively.

Cash flows associated with the Company’s operating lease for the three and six months ended September 30, 2024, were approximately $130,000 and $260,000, respectively, and approximately $126,000 and $252,000 for the three and six months ended September 30, 2023, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of September 30, 2024, are as follows (in thousands):

Fiscal year ending March 31, 2025	$263
Fiscal year ending March 31, 2026	538
Fiscal year ending March 31, 2027	460
Total future lease payments	1,261
Less: Imputed interest	(88)
Total lease obligations	1,173
Less: Current obligations	(513)
Noncurrent lease obligations	$660

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which include, but are not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. During the second quarter of fiscal 2025, the companies added a Statement of Work ("SOW") to the Intercompany Agreement, where Viscient agreed to provide the Company with certain testing services related to the Company's ongoing R&D. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three months and six months ended September 30, 2024, the Company incurred $70,000 of toxicity testing services from Viscient. The Company incurred zero expenses from Viscient for the three and six months ended September 30, 2023. Additionally, for the three months and six months ended September 30, 2024, the Company provided approximately $4,000 of histology services to Viscient, and approximately less than $1,000 and $10,000 of histology services to Viscient for the three and six months ended September 30, 2023, respectively.

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

Mosaic Cell Sciences

The Mosaic Cell Sciences segment, which began operations in February 2024, consists of our Mosaic Cell Sciences division (“Mosaic”), which will serve as a key source of certain of the primary human cells that the Company utilizes in its research and development efforts. The Company believes Mosaic can help optimize its supply chain, reduce operating expenses related to cell sourcing and procurement, and ensure that the cellular raw materials it uses are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. Mosaic provides the Company with qualified human cells for use in its clinical research and development programs. In addition to supplying the Company with primary human cells, Mosaic offers human cells for sale to life science customers, both directly and through distribution partners, which the Company expects to offset costs and over time become a profit center that offsets overall R&D spending by the Company.

Business Segment Information

The Company's R&D segment generates royalty revenue related to its IP. The Company's Mosaic segment generates product revenue as part of its core operations. Segment revenues consisted of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
R&D
Royalty revenue	$28	$—	$53	$75
Mosaic
Product revenue	2	—	16	—
Total segment revenue	$30	$—	$69	$75
Total Company revenue	$30	$—	$69	$75

Operating segment costs and expenses consisted of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
R&D
Research and development expenses	$934	$1,335	$2,110	$3,001
Mosaic
Cost of revenues	1	—	3	—
Research and development expenses	50	—	276	—
Selling, general, and administrative expenses	68	—	135	—
Total segment costs and expenses	$1,053	$1,335	$2,524	$3,001
Other selling, general, and administrative expenses	1,585	2,780	3,539	5,384
Total Company costs and expenses	$2,638	$4,115	$6,063	$8,385

The R&D segment's identifiable assets are its fixed assets. The Mosaic segment's identifiable assets are its fixed assets and inventory. Other Company assets are comprised of all other assets that are not distinctly identifiable to a segment. Operating segment assets consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
R&D
Fixed assets, net	$343	$423
Mosaic
Fixed assets, net	161	183
Inventory	640	297
Total segment assets	$1,144	$903
Other Company assets	5,610	5,446
Total Company assets	$6,754	$6,349

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

Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Recent Developments

Mosaic Cell Sciences Division

In February 2024, we formed our Mosaic Cell Sciences division (“Mosaic”) to serve as a key source of certain of the primary human cells we utilize in our research and development efforts. We believe Mosaic can help us optimize our supply chain, reduce operating expenses related to cell sourcing and procurement and ensure that the cellular raw materials we use are of the highest quality and are derived from tissues that are ethically sourced in full compliance with state and federal guidelines. Mosaic provides us with qualified human cells for use in its clinical research and development programs. In addition to supplying us with primary human cells, Mosaic offers human cells for sale to life science customers, both directly and through distribution partners, which we expect to offset costs and over time become a profit center that offsets our overall R&D spending.

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

At our 2024 annual meeting of our stockholders to be held on November 20, 2024, we are asking our stockholders to approve an amendment to our Certificate of Incorporation, as amended, to effect, in the sole discretion of our Board of Directors (our “Board”) at any time on or before November 20, 2025, a reverse split of our common stock at a ratio to be determined by the Board within a range of 1-to-5 to 1-to-20 (or any number in between).

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

Results of Operations

Comparison of the three months ended September 30, 2024, and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands, except %):

	Three Months Ended
	September 30,		Increase (decrease)
	2024	2023	$	%
Royalty revenue	$28	$—	$28	100%
Product revenue	$2	$—	$2	100%
Cost of revenues	$1	$—	$1	100%
Research and development	$984	$1,335	$(351)	(26%)
Selling, general and administrative	$1,653	$2,780	$(1,127)	(41%)
Other income	$59	$121	$(62)	(51%)

Revenues

For the three months ended September 30, 2024 and 2023, total revenue was less than $0.1 million and zero, respectively. Royalty revenue is related to sales-based royalties from licensing intellectual property. The increase in the second fiscal quarter royalty revenue year over year relates to overestimating royalty revenue in the first fiscal quarter of 2023, resulting in an adjustment to actual sales. We expect quarterly sales of royalty bearing products by the licensee to remain consistent with the sales in the second quarter of fiscal 2025 going forward. Product revenue is related to the sale of human cells developed by Mosaic. The first two quarters of fiscal 2025 are the first two quarters of product sales since the inception of Mosaic. We expect product revenue to increase going forward.

Cost of Revenues

For the three months ended September 30, 2024 and 2023, total cost of revenues was less than $0.1 million and zero, respectively, and is related to the sale of finished goods inventory by Mosaic.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	September 30, 2024	% of total	September 30, 2023	% of total	$	%
Research and development	$902	91%	$1,338	100%	$(436)	(33%)
Non-cash stock-based compensation	25	3%	(60)	(4%)	85	(142%)
Depreciation and amortization	57	6%	57	4%	—	0%
Total research and development expenses	$984	100%	$1,335	100%	$(351)	(26%)

For the three months ended September 30, 2024, total research and development expenses were $1.0 million, a decrease of $0.4 million, or approximately 26%, from the prior year period. Our average full-time research and development staff decreased from an average of eighteen full-time employees for the three months ended September 30, 2023 to an average of fourteen full-time employees for the three months ended September 30, 2024. Our operations for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 resulted in a $0.1 million decrease in facilities costs, and a $0.4 million decrease in material related costs, offset by a $0.1 million increase in personnel related costs which includes stock-based compensation. Going forward, we intend to continue to advance the clinical drug development of FXR314 and expect an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	September 30, 2024	% of total	September 30, 2023	% of total	$	%
Selling, general and administrative	$1,511	91%	$2,033	74%	$(522)	(26%)
Non-cash stock-based compensation	130	8%	734	26%	(604)	(82%)
Depreciation and amortization	12	1%	13	0%	(1)	(8%)
Total selling, general and administrative expenses	$1,653	100%	$2,780	100%	$(1,127)	(41%)

For the three months ended September 30, 2024, total selling, general and administrative expenses were approximately $1.7 million, a decrease of $1.1 million, or approximately 41%, compared to the prior year period. Our average full-time general and administrative staff of five employees remained the same for each of the three months ended September 30, 2024 and 2023. However, in fiscal 2024 one of the employees was our former General Counsel who was an executive officer and was included in a reduction in force during the second quarter of fiscal 2024. Subsequently, a sales associate for Mosaic was hired in the fourth quarter of fiscal 2024. Our operations for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 resulted in a $0.8 million decrease in personnel related expenses which includes stock-based compensation, and a $0.3 million decrease in legal and other corporate costs, which includes a $0.1 million decrease in legal expenses, a $0.1 million decrease in audit and tax expense, and a $0.1 million decrease in investor relations expenses.

Other Income

Other income was less than $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, which was related to interest income.

Comparison of the six months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended September 30, 2024 and 2023 (in thousands, except %):

	Six Months Ended
	September 30,		Increase (decrease)
	2024	2023	$	%
Royalty Revenue	$53	$75	$(22)	(29%)
Product Revenue	$16	$—	$16	100%
Cost of Revenue	$3	$—	$3	100%
Research and development	$2,386	$3,001	$(615)	(20%)
Selling, general and administrative	$3,674	$5,384	$(1,710)	(32%)
Other income	$103	$290	$(187)	(64%)

Revenues

For each of the six months ended September 30, 2024 and 2023, total revenue was $0.1 million. Royalty revenue is related to sales-based royalties from licensing intellectual property. The decrease in royalty revenue year over year relates to a decrease in sales of royalty bearing products by the licensee in fiscal 2025. We expect quarterly sales of royalty bearing products by the licensee to remain consistent with the sales in the second quarter of fiscal 2025 going forward. Product revenue is related to the sale of human cells developed by Mosaic. The first two quarters of fiscal 2025 are the first two quarters of product sales since the inception of Mosaic. We expect product revenue to increase going forward.

Cost of Revenues

For the six months ended September 30, 2024 and 2023, total cost of revenues was less than $0.1 million and zero, respectively, and is related to the sale of finished goods inventory by Mosaic.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended September 30, 2024 and 2023 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2024	% of total	September 30, 2023	% of total	$	%
Research and development	$2,220	93%	$2,843	94%	$(623)	(22%)
Non-cash stock-based compensation	51	2%	47	2%	4	9%
Depreciation and amortization	115	5%	111	4%	4	4%
Total research and development expenses	$2,386	100%	$3,001	100%	$(615)	(20%)

For the six months ended September 30, 2024, total research and development expenses were $2.4 million, a decrease of $0.6 million, or approximately 20% from the prior year period. Our average full-time research and development staff decreased from an average of eighteen full-time employees for the six months ended September 30, 2023 to an average of fourteen full-time employees for the six months ended September 30, 2024. Our operations for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023 resulted in a $0.1 million decrease in personnel related costs, a $0.4 million decrease in material related costs, and a $0.2 million decrease in facilities costs, offset by a $0.1 million increase in consulting expenses. Going forward, we intend to continue to advance the clinical drug development of FXR314 and expect an associated increase in expenses.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended September 30, 2024 and 2023 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2024	% of total	September 30, 2023	% of total	$	%
Selling, general and administrative	$3,391	92%	$4,255	79%	$(864)	(20%)
Non-cash stock-based compensation	260	7%	1,103	20%	(843)	(76%)
Depreciation and amortization	23	1%	26	1%	(3)	(12%)
Total selling, general and administrative expenses	$3,674	100%	$5,384	100%	$(1,710)	(32%)

For the six months ended September 30, 2024, total selling, general and administrative expenses were approximately $3.7 million, a decrease of $1.7 million, or approximately 32%, compared to the prior year period. Our average full-time general and administrative staff of five employees remained the same for each of the six months ended September 30, 2024 and 2023. However, in fiscal 2024 one of the employees was our former General Counsel who was an executive officer and was included in a reduction in force during the second quarter of fiscal 2024. Subsequently, a sales associate for Mosaic was hired in the fourth quarter of fiscal 2024. Our operations for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023 resulted in a $1.0 million decrease in personnel related expenses which includes stock-based compensation, a $0.2 million decrease in consulting expenses, a $0.5 million decrease in legal and other corporate costs, which includes a $0.4 million decrease in legal expenses, and a $0.2 million decrease in audit and tax expense, offset by a $0.1 million increase in investor relations expenses.

Other Income

Other income was $0.1 million and $0.3 million for the six months ended September 30, 2024 and 2023, respectively, which was related to interest income.

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

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2024, we had cash and cash equivalents of approximately $3.2 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $345.6 million. The restricted cash was pledged as collateral for a letter of credit that we are required to maintain as a security deposit under the terms of the lease agreement for our facilities. We had negative cash flow from operations of approximately $5.6 million during the six months ended September 30, 2024. At March 31, 2024, we had cash and cash equivalents of approximately $2.9 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $339.7 million.

At September 30, 2024, we had total current assets of approximately $4.8 million and current liabilities of approximately $2.4 million, resulting in working capital of $2.4 million. At March 31, 2024, we had total current assets of approximately $3.9 million and current liabilities of approximately $1.9 million, resulting in working capital of $2.0 million.

The following table summarizes the primary sources and uses of cash for the six months ended September 30, 2024 and 2023 (in thousands):

	Six Months Ended
	September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(5,625)	$(8,460)
Investing activities	20	776
Financing activities	5,878	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$273	$(7,684)

Operating activities

Net cash used in operating activities for the six months ended September 30, 2024, was approximately $5.6 million as compared to $8.5 million used in operating activities for the six months ended September 30, 2023. This $2.9 million decrease in operating cash usage can be attributed primarily to the $2.0 million cash payment in fiscal 2024 for acquired in-process research and development assets.

Investing activities

Net cash provided by investing activities was less than $0.1 million for the six months ended September 30, 2024, which consisted of interest income. Net cash provided by investing activities was $0.8 million for the six months ended September 30, 2023, which consisted of the purchases of investments of $7.9 million, the maturities of investments of $8.0 million, the liquidation of equity securities of $0.7 million, and fixed asset purchases of less than $0.1 million.

Financing activities

Net cash provided by financing activities was $5.9 million and zero for the six months ended September 30, 2024 and 2023, respectively. Financing activities consisted of the sale of common stock through at-the-market (“ATM”) share offerings and a public offering of common stock and accompanying common warrants and pre-funded warrants. Refer to “Operations funding requirements” below for further information regarding financing activities.

Operations funding requirements

Through September 30, 2024, we have financed our operations primarily through the sale of common stock through public and ATM offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

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

During the six months ended September 30, 2024, we issued 1,352,600 shares of common stock in ATM offerings for net proceeds of approximately $1.7 million, all of which were sold pursuant to the 2024 Shelf. As of September 30, 2024, we have sold an aggregate of 1,389,002 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $1.8 million and net proceeds of approximately $1.8 million. As of September 30, 2024, there was approximately $100.0 million available for future offerings under the 2024 Shelf, and approximately $0.8 million available for future offerings through our ATM program under the 2024 ATM Prospectus.

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

On October 25, 2024, we filed a registration statement on Form S-1 for a potential best efforts offering of shares of common stock and warrants to purchase shares of common stock. However, the specific number of shares of common stock and warrants to purchase shares of common stock to be offered, the price range for the offering and the closing date of the offering have yet to be determined, and there can be no assurances that the offering will be consummated. To the extent an offering under such registration statement is consummated, we expect to use the net proceeds for working capital and general corporate purposes, which could include capital expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, legal expenditures, including intellectual property protection and maintenance expenditures, acquisitions of new technologies and investments, business combinations and the repurchase of capital stock. Such offering, if consummated at all, will depend on a variety of factors, including, among other things, the SEC declaring the registration statement effective, market conditions and the trading price of our common stock, and such offering would be dilutive to our existing stockholders. See the risk factor under the heading “We may require substantial additional funding. Raising additional capital would cause dilution to our existing stockholders and may restrict our operations or require us to relinquish rights to our technologies or to a product candidate.” in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q for additional considerations related to this potential offering.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information under "Legal Matters" of Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for a discussion of our legal proceedings and contingencies.

ITEM 1A. RISK FACTORS

Investment in our common stock involves a substantial degree of risk and should be regarded as speculative. As a result, the purchase of our common stock should be considered only by persons who can reasonably afford to lose their entire investment. Before you elect to purchase our common stock, you should carefully consider the risk and uncertainties described below in addition to the other information incorporated herein by reference. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. If any of the risks or uncertainties discussed in this Quarterly Report on Form 10-Q occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline, and you could lose all or part of your investment.

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

We may not be successful in establishing our Mosaic Cell Sciences Division (“Mosaic") as a profitable commercial business.

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

Our inability to manage inventory levels for our cell-based products could have a material adverse effect on our business.

Our ability to manage inventory levels to meet demand for cell-based products is important for our Mosaic Cell Sciences division. If we overestimate demand for our cell-based products, we may not maintain appropriate inventory levels or we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard, which could negatively impact our reputation, net sales, working capital or cash flows from working capital, or cause us to incur excess and obsolete inventory charges. Alternatively, if we underestimate demand for our cell-based products, we may experience inventory shortages, which could result in missed sales, lost revenues and/or delays in fulfilling our need for qualified human cells for use in our clinical research and development programs and other customer demands while we work to replenish inventory levels.

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

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell shares of our common stock to the public through an ATM offering. As of September 30, 2024, we have issued and sold pursuant to the Sales Agreement an aggregate of 6,724,018 shares of our common stock for gross proceeds of approximately $48.7 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of May 23, 2024, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, or $3,094,641. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

On October 25, 2024, we filed a registration statement on Form S-1 for a potential best efforts offering of shares of common stock and warrants to purchase shares of common stock. However, the specific number of shares of common stock and warrants to purchase shares of common stock to be offered, the price range for the offering and the closing date of the offering have yet to be determined, and there can be no assurances that the offering will be consummated. While such offering may not be consummated due to a variety of reasons, including the SEC not declaring the registration statement effective, poor market conditions or a decline in the trading price of our common stock, to the extent we issue such securities or securities this offering, our stockholders may experience substantial dilution and the trading price of our common stock could decline.

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

Our financial statements as of September 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of September 30, 2024 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

We have generated operating losses each year since we began operations, including $6.0 million and $8.3 million for the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $345.6 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

*We may engage in strategic transactions, including acquisitions, investments, joint development agreements or divestitures that may have an adverse effect on our business.

We may pursue transactions, including acquisitions of complementary businesses, technology licensing arrangements, strategic relationships, and joint development agreements to expand our product offerings and geographic presence as part of our business strategy, which could be material to our financial condition and results of operations. We may also consider divesting programs or other assets or out-licensing our technology. We may not complete transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement, strategic relationship, joint development agreement or divestiture. Other companies may compete with us for these strategic opportunities. We also could experience negative effects on our results of operations and financial condition from charges related to acquisitions and investments, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, acquisitions or divestitures, including issues related to internal control over financial reporting, regulatory or compliance issues and potential adverse short-term effects on results of operations through increased costs or otherwise. Acquisitions involve numerous risks, including the following:

•
difficulties in finding suitable partners or acquisition candidates or purchasers for programs or assets that we may seek to divest;
•
difficulties in obtaining financing on favorable terms, if at all;
•
difficulties in completing transactions on favorable terms, if at all;
•
the possibility that we will pay more than the value we derive from the acquisition, which could result in future non-cash impairment charges and/or a dilution of future earnings per share;
•
the assumption of certain known and unknown liabilities of acquired companies;
•
the incurrence of debt, contingent liabilities, or future write-offs of intangible assets or goodwill;
•
difficulties in retaining key relationships with employees, customers, partners and suppliers following any transaction; and
•
difficulties in operating in different business markets where we may not have historical experience.

Any of these factors could have a negative impact on our business, results of operations or financial position. Further, past and potential acquisitions entail risks, uncertainties and potential disruptions to our business, especially where we have limited experience as company developing or marketing a particular product or technology. Following any acquisition, we must integrate the new business, which can be expensive, time-consuming and cause disruptions to our existing operations. Failure to timely and successfully integrate acquired businesses may result in non-compliance with regulatory or other requirements and may result in unexpected costs, including as a result of inadequate cost containment and failure to fully realize expected synergies. As a result of any of the foregoing, we may not realize the expected benefit from any acquisition or investment. If we cannot integrate acquired businesses, products or technologies, our business, financial conditions and results of operations could be materially and adversely affected.

Any divestitures may result in a dilutive impact to our future earnings, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a product or technology.

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

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We use certain Viscient-owned facilities and equipment and allow Viscient to use certain of our facilities and equipment. During fiscal 2024, we provided services to Viscient, and we expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future. No services were provided to Viscient during the six months ended September 30, 2024.

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

On December 28, 2020, we entered into an intercompany agreement with Viscient and Organovo, Inc., our wholly-owned subsidiary (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement and subsequent statements of work entered into pursuant thereto, we agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells, and Viscient agreed to provide us certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, Viscient and we each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects to the other party at prices to be determined in good faith by the parties. Under the Intercompany Agreement, each party will retain its own prior intellectual property and will obtain new intellectual property rights within their respectively defined fields of use.

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

The Notice had no immediate effect on the listing or trading of our common stock and our common stock will continue to trade on the Nasdaq Capital Market under the symbol “ONVO”. We intend to monitor the closing bid price of our common stock and consider our available options if our common stock does not trade at a level likely to result in us regaining compliance with Rule 5550(a)(2) by January 14, 2025, including effecting a reverse stock split, which would be subject to the prior approval of our stockholders. At our 2024 annual meeting of our stockholders to be held on November 20, 2024, we are asking our stockholders to approve an amendment to our Certificate of Incorporation, as amended, to effect, in the sole discretion of our Board of Directors (our “Board”) at any time on or before November 20, 2025, a reverse split of our common stock at a ratio to be determined by the Board within a range of 1-to-5 to 1-to-20 (or any number in between). However, there can be no assurances that our stockholders will approve this proposal.

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

The stock market is subject to significant price and volume fluctuations. The trading price of our common stock is, and is likely to continue to be, volatile. For example, during the quarter ended September 30, 2024, our closing stock price ranged from $0.44 to $1.04 per share. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

*Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of September 30, 2024, there were an aggregate of 15,365,826 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,475,188 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, 44,500 shares of common stock that may be issued through our 2023 Employee Stock Purchase Plan (“ESPP”), and 9,192,500 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

We depend on license agreements with University of Missouri and the Salk Institute for Biological Studies for rights to use certain patents, pending applications, and know how. Failure to comply with or maintain obligations under these agreements and any related or other termination of these agreements could materially harm our business and prevent us from developing or commercializing new product candidates.

We are party to license agreements with University of Missouri and the Salk Institute for Biological Studies under which we were granted exclusive rights to patents and patent applications that are important to our business and to our ability to develop and commercialize our 3D tissue products fabricated using our NovoGen Bioprinters and our FXR314 agonist in gastrointestinal disease. Our rights to use these patents and patent applications and employ the inventions claimed in these licensed patents are subject to the continuation of and our compliance with the terms of our license agreements. If we were to breach the terms of these license agreements and the agreements were terminated as a result, our ability to continue to develop and commercialize our NovoGen Bioprinters, 3D tissue products and the FXR314 agonist and to operate our business could be adversely impacted.

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

Risks Related to Litigation

*Claims, litigation, government investigations and other proceedings may adversely affect our business, operating results and financial condition.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that could have a material adverse effect on us. These matters may include intellectual property disputes, contract disputes, employment and tax matters and other proceedings and litigation, including class action lawsuits. It is not possible to predict the outcome of pending or future litigation and any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs and divert the resources of management.

For example, on August 27, 2024, H.C. Wainwright filed a complaint against us in the State of New York alleging that we breached a tail financing provision included in an engagement agreement we entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, we filed an answer to the complaint. We are defending these claims vigorously, but there is no guarantee that we will be successful in these efforts.

Determining legal reserves or possible losses from claims against us involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such excess amounts could have a material effect on our business, results of operations and financial condition. In addition, it is possible that a resolution of any claim, including as a result of a settlement, could require us to make substantial future payments or require us to change our business practices each of which could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities

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

ORGANOVO HOLDINGS, INC.

Date: November 8, 2024	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Thomas Hess
	Name:	Thomas Hess
	Title:	Chief Financial Officer (Principal Financial Officer)