Form 10-Q
period 2024-12-31
ORGANOVO HOLDINGS, INC.
filed 2025-02-19
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 1, 2025, a total of 17,454,473 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

ORGANOVO HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organovo Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

	December 31, 2024	March 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,161	$2,901
Accounts receivable	26	33
Inventory	—	297
Prepaid expenses and other current assets	913	705
Total current assets	2,100	3,936
Fixed assets, net	479	669
Restricted cash	143	143
Operating lease right-of-use assets	978	1,299
Prepaid expenses and other assets, net	144	302
Total assets	$3,844	$6,349
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$930	$627
Accrued expenses	1,015	727
Insurance premium financing liability	257	—
Liability to be settled in equity	218	—
Operating lease liability, current portion	517	506
Total current liabilities	2,937	1,860
Operating lease liability, net of current portion	543	888
Total liabilities	3,480	2,748
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 17,133,346 and 10,077,726 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	17	10
Additional paid-in capital	349,357	343,261
Accumulated deficit	(349,009)	(339,669)
Treasury stock, 46 shares at cost	(1)	(1)
Total stockholders’ equity	364	3,601
Total Liabilities and Stockholders’ Equity	$3,844	$6,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Revenues
Royalty revenue	$15	$5	$68	$80
Product revenue	9	—	25	—
Total Revenues	24	5	93	80
Cost of revenues	2	—	5	—
Research and development expenses	1,780	1,434	4,166	4,435
Selling, general and administrative expenses	1,710	2,251	5,384	7,635
Total costs and expenses	3,492	3,685	9,555	12,070
Loss from Operations	(3,468)	(3,680)	(9,462)	(11,990)
Other Income
Gain on investment in equity securities	—	—	—	12
Interest income	26	76	129	354
Interest expense	(5)	—	(5)	—
Total Other Income	21	76	124	366
Income Tax Expense	—	—	(2)	(2)
Net Loss	$(3,447)	$(3,604)	$(9,340)	$(11,626)
Other Comprehensive loss:
Unrealized loss on available-for-sale debt securities	$(1)	$—	$—	$(1)
Comprehensive Loss	$(3,448)	$(3,604)	$(9,340)	$(11,627)
Net loss per common share—basic and diluted	$(0.19)	$(0.40)	$(0.55)	$(1.31)
Weighted average shares used in computing net loss per common share—basic and diluted	18,056,561	9,115,455	16,913,080	8,850,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three and Nine Months Ended December 31, 2024
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2024	10,078	$10	$343,261	—	$(1)	$(339,669)	$—	$3,601
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Issuance of common stock from exercise of pre-funded warrants	1,379	1	—	—	—	—	—	1
Issuance of common stock from public offering, net	2,915	3	6,245	—	—	—	—	6,248
Stock-based compensation expense	—	—	156	—	—	—	—	156
Net loss	—	—	—	—	—	(3,344)	—	(3,344)
Balance at June 30, 2024 (Unaudited)	14,373	$14	$349,662	—	$(1)	$(343,013)	$—	$6,662
Issuance of common stock under employee and director stock option, RSU, and purchase plans	2	—	—	—	—	—	—	—
Issuance of common stock from exercise of pre-funded warrants	991	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	155	—	—	—	—	155
Financing fees	—	—	(590)	—	—	—	—	(590)
Net loss	—	—	—	—	—	(2,549)	—	(2,549)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	1	1
Balance at September 30, 2024 (Unaudited)	15,366	$15	$349,227	—	$(1)	$(345,562)	$1	$3,680
Issuance of common stock under employee and director stock option, RSU, and purchase plans	119	—	—	—	—	—	—	—
Issuance of common stock from exercise of pre-funded warrants	1,596	2	—	—	—	—	—	2
Issuance of common stock from public offering, net	53	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	130	—	—	—	—	130
Net loss	—	—	—	—	—	(3,447)	—	(3,447)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2024 (Unaudited)	17,134	$17	$349,357	—	$(1)	$(349,009)	$—	$364

	Three and Nine Months Ended December 31, 2023
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2023	8,717	$9	$340,317	—	$(1)	$(324,998)	$2	$15,329
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	475	—	—	—	—	475
Net loss	—	—	—	—	—	(4,028)	—	(4,028)
Balance at June 30, 2023 (Unaudited)	8,718	$9	$340,792	—	$(1)	$(329,026)	$2	$11,776
Issuance of common stock under employee and director stock option, RSU, and purchase plans	1	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	675	—	—	—	—	675
Net loss	—	—	—	—	—	(3,994)	—	(3,994)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023 (Unaudited)	8,719	$9	$341,467	—	$(1)	$(333,020)	$1	$8,456
Issuance of common stock under employee and director stock option, RSU, and purchase plans	119	—	—	—	—	—	—	—
Issuance of common stock from public offering	935	1	1,172	—	—	—	—	1,173
Stock-based compensation expense	66	—	157	—	—	—	—	157
Net loss	—	—	—	—	—	(3,604)	—	(3,604)
Balance at December 31, 2023 (Unaudited)	9,839	$10	$342,796	—	$(1)	$(336,624)	$1	$6,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organovo Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net loss	$(9,340)	$(11,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment in equity securities	—	(12)
Accretion on investments, net	(37)	(128)
Write-downs of inventory	798	—
Depreciation and amortization	205	209
Stock-based compensation	441	1,307
Increase (decrease) in cash resulting from changes in:
Accounts receivable	7	119
Inventory	(501)	—
Prepaid expenses and other assets	205	132
Accounts payable	303	140
Accrued expenses	506	(2,121)
Operating lease right-of-use assets and liabilities, net	(13)	(2)
Net cash used in operating activities	(7,426)	(11,982)
Cash Flows from Investing Activities
Purchases of fixed assets	(13)	(42)
Purchases of investments	(2,463)	(9,873)
Maturities of investments	2,500	10,000
Liquidation of equity securities	—	718
Net cash provided by investing activities	24	803
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	5,662	1,173
Net cash provided by financing activities	5,662	1,173
Net decrease in cash, cash equivalents, and restricted cash	(1,740)	(10,006)
Cash, cash equivalents, and restricted cash at beginning of period	3,044	15,444
Cash, cash equivalents, and restricted cash at end of period	$1,304	$5,438
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,161	$5,295
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$1,304	$5,438
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2
Liability to be settled in equity	218	—
Financed insurance premium exchanged for prepaid insurance	257	—

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

In February 2024, the Company formed its Mosaic Cell Sciences division (“Mosaic”) to serve as a key source of certain primary human cells that the Company utilizes in its research and development efforts. Mosaic provided the Company with qualified human cells for use in its clinical research and development programs. In addition to supplying the Company with primary human cells, Mosaic offered human cells for sale to life science customers, both directly and through distribution partners, which the Company expected to offset costs and over time become a profit center that offset overall research and development ("R&D") spending by the Company. Mosaic ended its commercial sales operations in the third quarter of fiscal 2025, and any remaining saleable inventory was internally transferred to R&D at that time.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had cash and cash equivalents of approximately $1.2 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $349.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. The Company also had negative cash flows from operations of approximately $7.4 million during the nine months ended December 31, 2024.

Through December 31, 2024, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research service-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the nine months ended December 31, 2024, the Company issued 1,405,228 shares of its common stock through its ATM facility, for net proceeds of approximately $1.7 million.

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

On July 18, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Staff (the "Staff") of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until January 14, 2025, to regain compliance.

On January 16, 2025, the Staff provided a notice to the Company (the “Nasdaq Notice”) that it had not regained compliance with Rule 5550(a)(2) and were not eligible for a second 180 calendar day compliance period as it did not did not comply with the requirements for initial listing on the Nasdaq Capital Market. The Nasdaq Notice further indicated that, unless the Company timely requested a hearing before a Hearings Panel (the “Panel”), the Company’s common stock would be subject to delisting. The Company timely requested a hearing, which automatically stayed any delisting or suspension action pending the hearing and the expiration of any extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant a further extension not to exceed July 15, 2025. Following the hearing request, the Company’s common stock continues to be listed on the Nasdaq Capital Market under the symbol “ONVO.”

The Company intends to present its plan to the Panel at its hearing on February 27, 2025, which compliance plan is expected to include conducting a reverse stock split if necessary to regain compliance with Rule 5550(a)(2). However, there can be no assurance that the Panel will grant a further extension or that the Company will ultimately regain compliance with all applicable requirements for continued listing on the Nasdaq Capital Market.

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

Investments

Investments in debt securities consist of investments in U.S. Treasury bills. All investments that have original maturities of three months or less are classified as cash equivalents on the condensed consolidated balance sheets. As of December 31, 2024 and March 31, 2024, all investments are classified as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale debt securities are recorded at fair value. Any unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders' equity until realized. As U.S. Treasury bills have minimal risk, any declines in fair value are considered temporary.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory as of December 31, 2024 and March 31, 2024 consisted of approximately zero and $0.3 million in finished goods, respectively, which is related to Mosaic. Mosaic's commercial operations ended during the third quarter of fiscal 2025, and at that time all remaining inventory was written off. The total amount of inventory written off for the three and nine months ended December 31, 2024 was $0.6 million and $0.8 million, respectively. All written off inventory was classified as an R&D expense. Please refer to "Note 11. Business Segment Information" for further information regarding Mosaic's inventory.

Insurance Premium Financing Liability

In September 2024, the Company entered into an insurance premium financing agreement for $0.4 million, with a term of nine months and an annual interest rate of 8.57%. The Company made a down payment of 10% and is required to make monthly principal and interest payments of $44,281 over the term of the agreement, which matures in June 2025. The insurance premium financing liability was $0.3 million as of December 31, 2024. Related prepaid insurance at December 31, 2024 of $0.3 million is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share includes the assumed exercise of any outstanding pre-funded warrants, and excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2023 Employee Stock Purchase Plan (“2023 ESPP”), the assumed vesting of restricted stock units (“RSUs”), the exercise of common warrants, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the nine months ended December 31, 2024 and 2023 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 9.5 million at December 31, 2024 and 0.8 million at December 31, 2023.

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

Product revenue, net

The Company’s product-based division, Mosaic, produced high-quality cell-based products for use in Organovo’s R&D and for use by life science customers. The Company recognizes product revenue when the performance obligation is satisfied, which is at the point in time the customer obtains control of the Company’s product, typically upon delivery. Product revenues are recorded at the transaction price under Topic 606. The Company provides no right of return to its customers except in cases where a customer obtains authorization from the Company for the return. To date, there have been no product returns. Mosaic's commercial operations ended during the third quarter of fiscal 2025.

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

In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine the impact on the Company's disclosures.

Note 3. Investments and Fair Value Measurement

Investments in debt securities

As of December 31, 2024, the Company held $0.5 million of investments in debt securities (which are included in the $1.2 million of cash and cash equivalents). For both the three and nine months ended December 31, 2024, there was less than $0.1 million of interest income related to the investments in debt securities. As the investments in debt securities consist of U.S. Treasury bills from active markets, the fair value is measured using level 1 inputs.

The following table summarizes the Company's investments in debt securities that are measured at fair value as of December 31, 2024 and March 31, 2024, respectively (in thousands):

	Amortized costs basis	Gross unrealized gains	Gross unrealized losses	Fair value
As of December 31, 2024
Investment in debt securities	$497	$—	$—	$497
As of March 31, 2024
Investment in debt securities	$997	$1	$—	$998

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Accrued compensation	$330	$536
Accrued legal and professional fees	133	93
Accrued loss contingencies	353	—
Other accrued expenses	199	98
	$1,015	$727

Please refer to “Note 7. Commitments and Contingencies” for further information regarding the accrued loss contingencies presented in the table above.

Note 5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock. There are no shares of preferred stock currently outstanding, and the Company has no current plans to issue shares of preferred stock.

Common Stock

In March 2021, the Company's Board of Directors ("Board") approved the 2021 Inducement Equity Incentive Plan ("Inducement Plan"). The Inducement Plan authorized the issuance of up to 750,000 shares of common stock for awards of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares, and other stock or cash awards. The only persons eligible to receive grants under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. The Company also committed to reducing the aggregate number of shares of its common stock issuable pursuant to the Inducement Plan from 750,000 shares to 51,000 shares (which includes 50,000 shares of its common stock issuable pursuant to an outstanding option to purchase common stock with an exercise price of $2.75 per share, leaving only 1,000 shares available for future issuance under the Inducement Plan) and the share reserve was reduced accordingly effective October 12, 2022. As of December 31, 2024, there were 1,000 shares available for future grant under the Inducement Plan.

On October 12, 2022, the Company's stockholders and the Board approved the 2022 Equity Incentive Plan ("2022 Plan"), and it became effective on that date. The 2022 Plan replaced the Amended and Restated 2012 Equity Incentive Plan ("2012 Plan") on the effective date. Upon the effective date, the Company ceased granting awards under the 2012 Plan and any shares remaining available for future issuance under the 2012 Plan were cancelled and are no longer available for future issuance. The 2012 Plan continues to govern awards previously granted under it. At the time the Board approved the 2022 Plan, an aggregate of 1,363,000 shares of the Company’s common stock was initially reserved for issuance under the 2022 Plan. The Company committed to reducing the 2022 Plan share reserve by the number of shares that were granted under the 2012 Plan and the Inducement Plan between July 25, 2022 and October 12, 2022. From July 25, 2022 to October 12, 2022, the Company issued 126,262 shares of its common stock under the 2012 Plan. As a result, the number of shares initially reserved for future issuance under the 2022 Plan was 1,236,738 shares of common stock. On November 20, 2024, the Company’s stockholders approved the amendment and restatement of the 2022 Plan to increase the number of shares reserved for issuance thereunder by 1,775,000 shares of common stock (the “A&R 2022 Plan”).

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

During the three and nine months ended December 31, 2024, the Company issued 52,628 and 1,405,228 shares of common stock in ATM offerings, respectively, for net proceeds of approximately less than $0.1 million and $1.7 million, respectively, all of which were sold pursuant to the 2024 Shelf. As of December 31, 2024, the Company has sold an aggregate of 1,441,630 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $1.8 million and net proceeds of approximately $1.8 million. As of December 31, 2024, there was approximately $100.0 million available for future offerings under the 2024 Shelf, and approximately $0.8 million available for future offerings through the Company’s ATM program under the 2024 ATM Prospectus.

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

Restricted Stock Units

During the three and nine months ended December 31, 2024, under the A&R 2022 Plan, zero and 117,642 RSUs were granted, respectively. The following table summarizes the Company’s RSUs activity for the nine months ended December 31, 2024:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2024	122,642	$1.75
Granted	117,642	$0.55
Vested	(121,392)	$1.66
Cancelled / forfeited	—	$—
Unvested at December 31, 2024	118,892	$0.65

Stock Options

During the three and nine months ended December 31, 2024, under the A&R 2022 Plan, 3,829 and 1,154,172 stock options were granted, respectively, at various exercise prices.

On August 5, 2024, the Company granted 1,006,116 stock options to its Executive Chairman under the A&R 2022 Plan. Of the stock options granted, 574,923 will vest evenly on an annual basis over three years. 143,731 of the options granted have unique vesting criteria based on market conditions, more specifically the Company's stock price. As these market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The stock options will be expensed over their determined requisite service periods. The remaining 287,462 options granted have unique vesting criteria based on specific Company performance conditions. The vesting criteria for 143,731 of these options includes the Company achieving cumulative revenue of $1.5 million. The vesting criteria for the remaining 143,731 options includes the Company entering into a definitive agreement that constitutes a major strategic partnership, at the discretion of the Board.

The following table summarizes the Company’s stock option activity from March 31, 2024 to December 31, 2024:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2024	698,007	$4.26	$—
Options granted	1,154,172	$0.59	$—
Options cancelled / forfeited	(76,404)	$1.82	$—
Options expired	(6,072)	$5.14	$—
Outstanding at December 31, 2024	1,769,703	$1.97	$—
Vested and Exercisable at December 31, 2024	511,668	$4.91	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at December 31, 2024 was approximately 8.45 years.

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

The following table summarizes the Company’s Common Warrant activity from March 31, 2024 to December 31, 2024:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2024	—	$—
Issued	6,562,500	$0.80
Exercised	—	$0.80
Outstanding at December 31, 2024	6,562,500	$0.80

During the three and nine months ended December 31, 2024, 1,596,000 and 3,966,000 pre-funded warrants were exercised, respectively. The following table summarizes the Company’s Pre-Funded Warrants activity from March 31, 2024 to December 31, 2024:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2024	—	$—
Issued	5,000,000	$0.001
Exercised	(3,966,000)	$0.001
Outstanding at December 31, 2024	1,034,000	$0.001

Employee Stock Purchase Plan

In July 2023, the Board adopted, and on October 31, 2023, the Company's stockholders subsequently approved, the 2023 Employee Stock Purchase Plan (the "2023 ESPP"). The 2023 ESPP became effective on October 31, 2023. The Company reserved 45,000 shares of common stock for issuance thereunder. The 2023 ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 500 shares per employee per six-month purchase period. Shares under the 2023 ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the 2023 ESPP commenced on March 1, 2024. During the nine months ended December 31, 2024, 500 shares were issued under the 2023 ESPP. At December 31, 2024, there were 44,500 shares remaining available for purchase under the 2023 ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at December 31, 2024:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	415,553
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the A&R 2022 Plan	1,304,150
Common stock reserved under the A&R 2022 Plan	517,701
Common stock reserved under the 2023 ESPP	44,500
Common stock reserved under the 2021 Inducement Equity Plan	1,000
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	1,250
Common stock issuable pursuant to restricted stock units outstanding under the A&R 2022 Plan	117,642
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	50,000
Common stock issuable pursuant to outstanding pre-funded warrants	1,034,000
Common stock issuable pursuant to outstanding common warrants	6,562,500
Total at December 31, 2024	10,048,296

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the A&R 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the 2023 ESPP. The Company calculates the grant date fair value of all stock-based awards in determining the stock-based compensation expense.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Research and development	$19	$40	$70	$87
General and administrative	111	117	371	1,220
Total	$130	$157	$441	$1,307

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2024 was approximately $0.7 million and the weighted average period over which these grants are expected to vest is 2.64 years.

The total unrecognized compensation cost related to unvested RSUs as of December 31, 2024 was less than $0.1 million, which will be recognized over a weighted average period of 0.52 years.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Dividend yield	—	—	—	—
Volatility	100.83%	100.31%	99.38%	98.93%
Risk-free interest rate	4.32%	4.66%	3.75%	4.12%
Expected life of options	6 years	6 years	6 years	6 years
Weighted average grant date fair value	$0.32	$1.16	$0.47	$1.38

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the 2023 ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2024*	December 31, 2023*	December 31, 2024	December 31, 2023*
Dividend yield	—	—	—	—
Volatility	0.00%	0.00%	95.20%	0.00%
Risk-free interest rate	0.00%	0.00%	5.27%	0.00%
Expected term	—	—	6 months	—
Grant date fair value	$—	$—	$0.39	$—

*There were no participants in the ESPP for the purchase periods that commenced on March 1, 2023, September 1, 2023, or September 1, 2024.

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

As part of the License Agreement, BICO Group AB agreed to pay the Company ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the License Agreement, and continue until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. For the three and nine months ended December 31, 2024, the Company recorded $26,000 and $86,000 of royalty revenue, respectively, based on sales-based royalties from the License Agreement. Royalty revenue presented on the statements of operations and other comprehensive loss is $15,000 and $68,000 for the three and nine months ended December 31, 2024, respectively, due to adjustments related to prior quarters. Royalty revenue presented on the statements of operations and other comprehensive loss is $5,000 and $80,000 for the three and nine months ended December 31, 2023, respectively.

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

In addition to the annual royalties noted above, CURF would have been owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defends the technology by litigation, it can offset any royalties due by legal expenses incurred. As of December 31, 2024, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the license agreement. Therefore, no royalty expense to CURF was recorded for the three and nine months ended December 31, 2024 and 2023, respectively. No royalty expense related to sales-based royalties has been recorded to date.

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures and monitors each related legal issue and adjusts accruals as might be warranted based on new information and further developments. During the three and nine months ended December 31, 2024, the Company recorded an accrual of $0.6 million (which was considered a financing fee related to the Offering discussed in Note 5. Stockholders' Equity) for the loss contingencies associated with the above described H.C. Wainwright complaint. Of the $0.6 million loss contingency accrual, $0.4 million is included in accrued expenses on the accompanying condensed consolidated balance sheets. The remaining $0.2 million of the loss contingency accrual is classified as a liability to be settled in equity on the accompanying condensed consolidated balance sheets. The liability to be settled in equity relates to a fixed number of warrants that were included in the complaint as part of the sought compensatory damages. The Company recorded the loss contingency accrual as it determined that an unfavorable outcome is probable or reasonably possible and believed that the amount or range of any possible loss was reasonably estimable. However, amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments, and the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. If one or more legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of December 31, 2024 (in thousands except the year and percentage):

December 31, 2024
ASSETS
Operating lease right-of-use assets	$978
Total lease right-of-use assets	$978

LIABILITIES
Current
Operating lease liability	$517
Noncurrent
Operating lease liability, net of current portion	$543
Total lease liabilities	$1,060

Weighted average remaining lease term:	2.08
Weighted average discount rate:	6%

Variable lease expense was approximately $34,000 and $56,000 for the three and nine months ended December 31, 2024, respectively, and approximately $39,000 and $114,000 for the three and nine months ended December 31, 2023, respectively. Operating lease expense was approximately $126,000 and $378,000 for the three and nine months ended December 31, 2024, respectively, and approximately $125,000 and $377,000 for the three and nine months ended December 31, 2023, respectively.

Cash flows associated with the Company’s operating lease for the three and nine months ended December 31, 2024, were approximately $129,000 and $389,000, respectively, and approximately $125,000 and $377,000 for the three and nine months ended December 31, 2023, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of December 31, 2024, are as follows (in thousands):

Fiscal year ending March 31, 2025	$133
Fiscal year ending March 31, 2026	538
Fiscal year ending March 31, 2027	460
Total future lease payments	1,131
Less: Imputed interest	(71)
Total lease obligations	1,060
Less: Current obligations	(517)
Noncurrent lease obligations	$543

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which include, but are not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. During the second quarter of fiscal 2025, the companies added a Statement of Work ("SOW") to the Intercompany Agreement, where Viscient agreed to provide the Company with certain testing services related to the Company's ongoing R&D. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three months and nine months ended December 31, 2024, the Company incurred $48,000 and $118,000 of toxicity testing services from Viscient, respectively. The Company incurred zero expenses from Viscient for the three and nine months ended December 31, 2023. Additionally, for the three months and nine months ended December 31, 2024, the Company provided zero and $4,000 of histology services to Viscient, respectively, and $3,000 and $13,000 of histology services to Viscient for the three and nine months ended December 31, 2023, respectively.

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

Mosaic Cell Sciences

The Mosaic Cell Sciences segment, which began operations in February 2024, consists of the Company's Mosaic Cell Sciences division (“Mosaic”), which served as a key source of certain of the primary human cells that the Company utilized in its research and development efforts. Mosaic provided the Company with qualified human cells for use in its clinical research and development programs. In addition to supplying the Company with primary human cells, Mosaic offered human cells for sale to life science customers, both directly and through distribution partners, which the Company expected to offset costs and over time become a profit center that offset overall R&D spending by the Company. However, Mosaic ended its operations in the third quarter of fiscal 2025.

Change to Reportable Segments

The Company determined that it will have a change in reportable segments beginning in the fourth quarter of fiscal 2025, due to Mosaic ending its operations during the third quarter of fiscal 2025. When the change becomes effective, there will be an update to the financial information that is evaluated on a regular basis by the chief operating decision maker for purposes of allocating resources and assessing performance. The change in reportable segments does not affect prior period segment reporting. The Company analyzed whether the closing of the Mosaic business segment qualified for reporting as a discontinued operation under ASC Topic 205. The Company's main operations are its R&D activities. Mosaic was initially formed to generate primary human cells for use by R&D rather than purchasing from third parties, while also selling excess inventory commercially to external customers, as a way to offset costs. However, the Company did not achieve significant revenues from Mosaic as initially expected. Therefore, Mosaic's remaining saleable inventory was internally transferred to R&D and Mosaic ended its commercial operations. The Company concluded that the closing of the Mosaic business segment does not qualify for reporting as a discontinued operation because the closing of the segment does not represent a strategic shift that will have a major effect on the Company's operations and financial results.

Business Segment Information

The Company's R&D segment generated royalty revenue related to its IP. The Company's Mosaic segment generated product revenue as part of its core operations. Segment revenues consisted of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
R&D
Royalty revenue	$15	$5	$68	$80
Mosaic
Product revenue	9	—	25	—
Total segment revenue	$24	$5	$93	$80
Total Company revenue	$24	$5	$93	$80

Operating segment costs and expenses consisted of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
R&D
Research and development expenses	$899	$1,434	$3,010	$4,435
Mosaic
Cost of revenues	2	—	5	—
Research and development expenses	881	—	1,156	—
Selling, general, and administrative expenses	43	—	178	—
Total segment costs and expenses	$1,825	$1,434	$4,349	$4,435
Other selling, general, and administrative expenses	1,667	2,251	5,206	7,635
Total Company costs and expenses	$3,492	$3,685	$9,555	$12,070

The R&D segment's identifiable assets are its fixed assets. The Mosaic segment ended its operations in the third quarter of fiscal 2025 and therefore did not have any identifiable assets as of December 31, 2024. Mosaic's remaining saleable inventory was written off and internally transferred to R&D, and its identifiable fixed assets were transferred to R&D. Other Company assets are comprised of all other assets that are not distinctly identifiable to a segment. Operating segment assets consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
R&D
Fixed assets, net	$448	$423
Mosaic
Fixed assets, net	—	183
Inventory	—	297
Total segment assets	$448	$903
Other Company assets	3,396	5,446
Total Company assets	$3,844	$6,349

Note 12. Subsequent Events

Between January 1, 2025 and the date of the filing of this Quarterly Report on Form 10-Q, the Company issued 321,127 shares of common stock in ATM offerings under the 2024 ATM Prospectus for net proceeds of approximately $0.1 million.

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

Recent Developments

Mosaic Cell Sciences Division

In February 2024, we formed our Mosaic Cell Sciences division (“Mosaic”) to serve as a key source of certain of the primary human cells we utilize in our research and development efforts. Mosaic provided us with qualified human cells for use in its clinical research and development programs. In addition to supplying us with primary human cells, Mosaic offered human cells for sale to life science customers, both directly and through distribution partners, which we expected to offset costs and over time become a profit center that offset our overall R&D spending. However, Mosaic ended its operations during the third quarter of fiscal 2025 and any remaining saleable inventory was internally transferred to R&D at that time.

Nasdaq Minimum Bid Notice

On July 18, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Staff (the "Staff") of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until January 14, 2025, to regain compliance.

On January 16, 2025, the Staff provided a notice to us (the “Nasdaq Notice”) that we had not regained compliance with Rule 5550(a)(2) and were not eligible for a second 180 calendar day compliance period as we did not comply with the requirements for initial listing on the Nasdaq Capital Market. The Nasdaq Notice further indicated that, unless we timely requested a hearing before a Hearings Panel (the “Panel”), the Company’s common stock would be subject to delisting. We timely requested a hearing, which automatically stayed any delisting or suspension action pending the hearing and the expiration of any extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant a further extension not to exceed July 15, 2025. Following the hearing request, our common stock continues to be listed on the Nasdaq Capital Market under the symbol “ONVO.”

We intend to present our plan to the Panel at the hearing on February 27, 2025, which compliance plan is expected to include conducting a reverse stock split if necessary to regain compliance with Rule 5550(a)(2). However, there can be no assurance that the Panel will grant a further extension or that we will ultimately regain compliance with all applicable requirements for continued listing on the Nasdaq Capital Market. We intend to monitor the closing bid price of our common stock and consider our available options if our common stock does not trade at a level likely to result in us regaining compliance with Rule 5550(a)(2) by January 14, 2025, including effecting a reverse stock split, which would be subject to the prior approval of our stockholders.

At our 2024 annual meeting of our stockholders held on November 20, 2024, our stockholders approved an amendment to our Certificate of Incorporation, as amended, to effect, in the sole discretion of our Board of Directors (our “Board”) at any time on or before November 20, 2025, a reverse split of our common stock at a ratio to be determined by the Board within a range of 1-to-5 to 1-to-20 (or any number in between).

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

Results of Operations

Comparison of the three months ended December 31, 2024, and 2023

The following table summarizes our results of operations for the three months ended December 31, 2024 and 2023 (in thousands, except %):

	Three Months Ended
	December 31,		Increase (decrease)
	2024	2023	$	%
Royalty revenue	$15	$5	$10	200%
Product revenue	$9	$—	$9	100%
Cost of revenues	$2	$—	$2	100%
Research and development	$1,780	$1,434	$346	24%
Selling, general and administrative	$1,710	$2,251	$(541)	(24%)
Other income	$21	$76	$(55)	(72%)

Revenues

For the three months ended December 31, 2024 and 2023, total revenue was less than $0.1 million. Royalty revenue is related to sales-based royalties from licensing intellectual property. The increase in the third fiscal quarter royalty revenue year over year relates to overestimating royalty revenue in the second quarter of fiscal 2023, resulting in an adjustment to actual sales. Going forward, we expect quarterly sales of royalty bearing products by the licensee to remain consistent with the sales in the third quarter of fiscal 2025. Product revenue is related to the sale of human cells developed by Mosaic. As Mosaic's commercial operations ended during the third quarter of fiscal 2025, there will be no product revenue going forward.

Cost of Revenues

For the three months ended December 31, 2024 and 2023, total cost of revenues was less than $0.1 million and zero, respectively, and is related to the sale of finished goods inventory by Mosaic.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended December 31, 2024 and 2023 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	December 31, 2024	% of total	December 31, 2023	% of total	$	%
Research and development	$1,705	96%	$1,336	93%	$369	28%
Non-cash stock-based compensation	19	1%	40	3%	(21)	(53%)
Depreciation and amortization	56	3%	58	4%	(2)	(3%)
Total research and development expenses	$1,780	100%	$1,434	100%	$346	24%

For the three months ended December 31, 2024, total research and development expenses were $1.8 million, an increase of $0.4 million, or approximately 24%, from the prior year period. Our operations for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 resulted in a $0.4 million increase in material related costs. Of the $0.4 million increase in material costs, $0.6 million was due to the write-off and transfer of Mosaic's inventory to R&D, which was offset by a $0.2 decrease in lab supplies costs. Our fiscal 2025 operations also resulted in a $0.1 million increase in consulting expenses, which was offset by a $0.1 million decrease in personnel related costs due to a lower headcount compared to the prior year period. Going forward, we intend to continue to advance the clinical drug development of FXR314 and our 3D models for target discovery and drug development.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended December 31, 2024 and 2023 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	December 31, 2024	% of total	December 31, 2023	% of total	$	%
Selling, general and administrative	$1,588	93%	$2,120	94%	$(532)	(25%)
Non-cash stock-based compensation	111	6%	117	5%	(6)	(5%)
Depreciation and amortization	11	1%	14	1%	(3)	(21%)
Total selling, general and administrative expenses	$1,710	100%	$2,251	100%	$(541)	(24%)

For the three months ended December 31, 2024, total selling, general and administrative expenses were approximately $1.7 million, a decrease of $0.5 million, or approximately 24%, compared to the prior year period. Our average full-time general and administrative staff of four employees remained the same for each of the three months ended December 31, 2024 and 2023. Our operations for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 resulted in a $0.1 million decrease in personnel related expenses which includes stock-based compensation, and a $0.4 million decrease in legal and other corporate costs, which was mostly related to a decrease in investor relations costs.

Other income was less than $0.1 million and $0.1 million for the three months ended December 31, 2024 and 2023, respectively, which was related to interest income.

Comparison of the nine months ended December 31, 2024 and 2023

The following table summarizes our results of operations for the nine months ended December 31, 2024 and 2023 (in thousands, except %):

	Nine Months Ended
	December 31,		Increase (decrease)
	2024	2023	$	%
Royalty Revenue	$68	$80	$(12)	(15%)
Product Revenue	$25	$—	$25	100%
Cost of Revenue	$5	$—	$5	100%
Research and development	$4,166	$4,435	$(269)	(6%)
Selling, general and administrative	$5,384	$7,635	$(2,251)	(29%)
Other income	$124	$366	$(242)	(66%)

Revenues

For each of the nine months ended December 31, 2024 and 2023, total revenue was $0.1 million. Royalty revenue is related to sales-based royalties from licensing intellectual property. The decrease in royalty revenue year over year relates to a decrease in sales of royalty bearing products by the licensee in fiscal 2025. Going forward, we expect annual sales of royalty bearing products by the licensee to remain consistent with the sales in fiscal 2025. Product revenue is related to the sale of human cells developed by Mosaic. As Mosaic's commercial operations ended during the third quarter of fiscal 2025, there will be no product revenue going forward.

Cost of Revenues

For the nine months ended December 31, 2024 and 2023, total cost of revenues was less than $0.1 million and zero, respectively, and is related to the sale of finished goods inventory by Mosaic.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended December 31, 2024 and 2023 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2024	% of total	December 31, 2023	% of total	$	%
Research and development	$3,926	94%	$4,179	94%	$(253)	(6%)
Non-cash stock-based compensation	70	2%	87	2%	(17)	(20%)
Depreciation and amortization	170	4%	169	4%	1	1%
Total research and development expenses	$4,166	100%	$4,435	100%	$(269)	(6%)

For the nine months ended December 31, 2024, total research and development expenses were $4.2 million, a decrease of $0.3 million, or approximately 6% from the prior year period. Our average full-time research and development staff decreased from an average of eighteen full-time employees for the nine months ended December 31, 2023 to an average of fourteen full-time employees for the nine months ended December 31, 2024. Our operations for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023 resulted in a $0.1 million decrease in material related costs. Of the $0.1 million decrease in material costs, a $0.8 million increase was due to the write-off and transfer of Mosaic's inventory to R&D, which was offset by a $0.9 decrease in lab supplies costs. Our fiscal 2025 operations also resulted in a $0.2 million decrease in personnel related costs which included stock-based compensation, , and a $0.2 million decrease in facilities costs, offset by a $0.2 million increase in consulting expenses. Going forward, we intend to continue to advance the clinical drug development of FXR314 and our 3D models for target discovery and drug development.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended December 31, 2024 and 2023 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2024	% of total	December 31, 2023	% of total	$	%
Selling, general and administrative	$4,978	92%	$6,374	83%	$(1,396)	(22%)
Non-cash stock-based compensation	371	7%	1,220	16%	(849)	(70%)
Depreciation and amortization	35	1%	41	1%	(6)	(15%)
Total selling, general and administrative expenses	$5,384	100%	$7,635	100%	$(2,251)	(29%)

For the nine months ended December 31, 2024, total selling, general and administrative expenses were approximately $5.4 million, a decrease of $2.3 million, or approximately 29%, compared to the prior year period. There was a reduction in force event in fiscal 2024 and one of the affected employees was our former General Counsel who was an executive officer and a highly compensated employee. The reduction in force event resulted in significant severance expenses in fiscal 2024 and lower personnel costs in fiscal 2025. Our operations for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023 resulted in a $1.2 million decrease in personnel related expenses which includes stock-based compensation, a $0.2 million decrease in consulting expenses, and a $0.9 million decrease in legal and other corporate costs, which includes a $0.4 million decrease in legal expenses, a $0.2 million decrease in audit and tax expense, and a $0.3 million decrease in investor relations expenses.

Other Income

Other income was $0.1 million and $0.4 million for the nine months ended December 31, 2024 and 2023, respectively, which was related to interest income.

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

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2024, we had cash and cash equivalents of approximately $1.2 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $349.0 million. The restricted cash was pledged as collateral for a letter of credit that we are required to maintain as a security deposit under the terms of the lease agreement for our facilities. We had negative cash flow from operations of approximately $7.4 million during the nine months ended December 31, 2024. At March 31, 2024, we had cash and cash equivalents of approximately $2.9 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $339.7 million.

At December 31, 2024, we had total current assets of approximately $2.1 million and current liabilities of approximately $2.9 million, resulting in negative working capital of $0.8 million. At March 31, 2024, we had total current assets of approximately $3.9 million and current liabilities of approximately $1.9 million, resulting in working capital of $2.0 million.

The following table summarizes the primary sources and uses of cash for the nine months ended December 31, 2024 and 2023 (in thousands):

	Nine Months Ended
	December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(7,426)	$(11,982)
Investing activities	24	803
Financing activities	5,662	1,173
Net decrease in cash, cash equivalents, and restricted cash	$(1,740)	$(10,006)

Operating activities

Net cash used in operating activities for the nine months ended December 31, 2024, was approximately $7.4 million as compared to $12.0 million used in operating activities for the nine months ended December 31, 2023. This $4.6 million decrease in operating cash usage can be attributed primarily to a strategic effort to decrease selling, general, and administrative expenses in fiscal 2025, as well as the $2.0 million cash payment in fiscal 2024 for acquired in-process research and development assets.

Investing activities

Net cash provided by investing activities was less than $0.1 million for the nine months ended December 31, 2024, which consisted of the purchases of investments of $2.5 million and the maturities of investments of $2.5 million. Net cash provided by investing activities was $0.8 million for the nine months ended December 31, 2023, which consisted of the purchases of investments of $9.9 million, the maturities of investments of $10.0 million, the liquidation of equity securities of $0.7 million, and fixed asset purchases of less than $0.1 million.

Financing activities

Net cash provided by financing activities was $5.7 million and $1.2 million for the nine months ended December 31, 2024 and 2023, respectively. Financing activities consisted of the sale of common stock through at-the-market (“ATM”) share offerings and a public offering of common stock and accompanying common warrants and pre-funded warrants. Refer to “Operations funding requirements” below for further information regarding financing activities.

Operations funding requirements

Through December 31, 2024, we have financed our operations primarily through the sale of common stock through public and ATM offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2025 to be between $12.0 million and $14.0 million. Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

During the three and nine months ended December 31, 2024, we issued 52,628 and 1,405,228 shares of common stock in ATM offerings, respectively, for net proceeds of approximately less than $0.1 million and $1.7 million, respectively, all of which were sold pursuant to the 2024 Shelf. As of December 31, 2024, we have sold an aggregate of 1,441,630 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $1.8 million and net proceeds of approximately $1.8 million. As of December 31, 2024, there was approximately $100.0 million available for future offerings under the 2024 Shelf, and approximately $0.8 million available for future offerings through our ATM program under the 2024 ATM Prospectus.

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

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell shares of our common stock to the public through an ATM offering. As of December 31, 2024, we have issued and sold pursuant to the Sales Agreement an aggregate of 5,424,046 shares of our common stock for gross proceeds of approximately $46.9 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of May 23, 2024, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, or $3,094,641. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Our ability to effectively monitor and respond to the rapid and evolving developments and expectations relating to sustainability, including the environmental, social and governance matters, may impose unexpected costs or results in reputational or other harm that could have a material adverse effect on our business.

There is an increasing focus from certain investors, employees, regulators, listing exchanges, and other stakeholders concerning corporate responsibility, including with regard to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors, either positively or negatively, to guide their investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies or practices relating to corporate responsibility and sustainability do not align with their expectations. Currently, a variety of third-party providers of corporate responsibility and sustainability ratings measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change, human rights, business ethics and compliance, diversity, equity and inclusion (“DEI”) and the role of companies’ board of directors in overseeing various sustainability-related issues. In light of investors’ increased focus on sustainability matters, if we are, for example, perceived as lagging in taking steps with respect to ESG initiatives, certain investors may seek to engage with us on improving our ESG disclosures or performance. They may also make voting decisions or take other actions to hold us accountable.

In addition, there are rapidly evolving developments and changing expectations relating to sustainability matters. As a result, the criteria by which our corporate responsibility and sustainability practices are assessed may change, which could cause us to undertake costly initiatives or actions to satisfy new demands. If we elect not to or are unable to adequately recognize and respond to such developments and changing governmental, societal, investor and/or consumer expectations relating to sustainability matters, we may miss corporate opportunities, become subject to additional scrutiny or incur unexpected costs. We may face risk of litigation or reputational damage in the event that our sustainability policies or practices do not meet the standards set by various constituencies.

We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable sustainability rating from third-party rating services. A low sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility and sustainability matters by investors and other stakeholders as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

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

Our financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2024 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

We have generated operating losses each year since we began operations, including $9.5 million and $12 million for the nine months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $349.0 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation (the “GDPR”), which took effect across all member states of the European Economic Area (the “EEA”) in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The European Data Protection Board continues to release guidelines for industries and impose fines related to the GDPR, some of which have been very significant. To improve coordination among EU supervisory authorities, the European Commission has proposed a new regulation that would help to streamline enforcement of the GDPR in cross-border cases. Meanwhile, there continues to be persistent uncertainty relating to the transfer of personal data from Europe to the U.S., or other non-adequate countries, following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework (the “DPF”). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. However, it remains too soon to tell how the future of the DPF will evolve and what impact it will have on our international activities. At least one challenge to the DPF is pending before the Court of Justice of the European Union.

Further, Brexit has led to, and could continue to lead to legislative and regulatory changes, which may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the United Kingdom, allowing for the relatively free exchange of personal data between the European Union and the United Kingdom, however, the European Commission may suspend the Adequacy Decision if it considers that the United Kingdom no longer provides for an adequate level of data protection. A bill to amend the existing UK framework has been reintroduced (in a different form) by the new UK Government and was announced as a bill which will be introduced into Parliament at the King’s Speech on July 17, 2024. At this time, there is no specific clarity on the provisions of the bill, or the extent to which it will amend the UK framework, beyond general descriptions on its intended purpose. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection and breach notification laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving and the Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. At the federal level, for example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which establishes privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act — which went into effect on January 1, 2020 — is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). As of January 1, 2023, the California Consumer Privacy Act (as amended and expanded by the California Privacy Rights Act) is in full effect, with enforcement by California’s dedicated privacy enforcement agency expected to start later in 2023. While California was first among the states in adopting comprehensive data privacy legislation similar to the GDPR, many other states are following suit. Similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023 while laws in Oregon, Montana, and Texas went into effect in 2024. Additionally, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Rhode Island, and Tennessee, have adopted privacy laws, which take effect from January 1, 2025 through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the California Privacy Rights Act), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024, Nevada's Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut's amendments to its privacy law to address health data, which became effective in 2023. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal data could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal data, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR, new state privacy laws and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal data from our clinical trials, and access to certain data such as the European Health Data Space Regulation, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition and results of operations.

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

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our Board, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We use certain Viscient-owned facilities and equipment and allow Viscient to use certain of our facilities and equipment. During fiscal 2024, we provided services to Viscient, and we expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future. No services were provided to Viscient during the nine months ended December 31, 2024.

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

On July 18, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Staff (the "Staff") of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until January 14, 2025, to regain compliance.

On January 16, 2025, the Staff provided a notice to us (the “Nasdaq Notice”) that we had not regained compliance with Rule 5550(a)(2) and were not eligible for a second 180 calendar day compliance period as we did not comply with the requirements for initial listing on the Nasdaq Capital Market. The Nasdaq Notice further indicated that, unless we timely requested a hearing before a Hearings Panel (the “Panel”), our common stock would be subject to delisting. We timely requested a hearing, which automatically stayed any delisting or suspension action pending the hearing and the expiration of any extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant a further extension not to exceed July 15, 2025. Following the hearing request, our common stock continues to be listed on the Nasdaq Capital Market under the symbol “ONVO.”

We intend to present our plan to the Panel at the hearing on February 27, 2025, which compliance plan is expected to include conducting a reverse stock split if necessary to regain compliance with Rule 5550(a)(2). However, there can be no assurance that the Panel will grant a further extension or that we will ultimately regain compliance with all applicable requirements for continued listing on the Nasdaq Capital Market.

We intend to monitor the closing bid price of our common stock and consider our available options if our common stock does not trade at a level likely to result in us regaining compliance with Rule 5550(a)(2), including effecting a reverse stock split. At our 2024 annual meeting of our stockholders held on November 20, 2024, our stockholders approved an amendment to our Certificate of Incorporation, as amended, to effect, in the sole discretion of our Board of Directors (our “Board”) at any time on or before November 20, 2025, a reverse split of our common stock at a ratio to be determined by the Board within a range of 1-to-5 to 1-to-20 (or any number in between).

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

The stock market is subject to significant price and volume fluctuations. The trading price of our common stock is, and is likely to continue to be, volatile. For example, during the quarter ended December 31, 2024, our closing stock price ranged from $0.34 to $0.49 per share. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

*Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of December 31, 2024, there were an aggregate of 17,133,346 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,407,296 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, 44,500 shares of common stock that may be issued through our 2023 Employee Stock Purchase Plan (“ESPP”), and 7,596,500 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities

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

4.1	Form of Common Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

4.2	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

10.1	Organovo Holdings, Inc. – Amended and Restated 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, as field with the SEC on November 22, 2024).

10.2

Consulting Agreement dated August 25, 2020 by and between Company and Danforth Advisors, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2020).

10.3

Amendment No. 6 to the Consulting Agreement, dated December 30, 2024 by and between Company and Danforth Advisors, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on December 31. 2024).

31.1	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Norman Staskey, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Keith Murphy, Executive Chairman, and Thomas Hess, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANOVO HOLDINGS, INC.

Date: February 19, 2025	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: February 19, 2025	By:	/s/ Norman Staskey
	Name:	Norman Staskey
	Title:	Chief Financial Officer (Principal Financial Officer)