Form 10-K/A
period 2025-03-31
VivoSim Labs, INC.
filed 2025-07-29
CIK 1497253

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

The number of outstanding shares of the registrant’s common stock, as of July 25, 2025 was 2,599,797.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

VivoSim Labs, Inc. (“VivoSim,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“Fiscal 2025”), as filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2025 (the “Original Form 10-K” and as amended, the “Annual Report”).

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

Annual Report on Form 10-K

For the Year Ended March 31, 2025

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors Information

Our Board of Directors ("Board") is comprised of five directors. Our Board is divided into three classes, with one class standing for election each year for a three-year term. There are currently one Class I director, two Class II directors, and two Class III directors.

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

Information About Our Directors

The following sets forth information regarding the business experience of our current directors:

Name	Age(1)	Position(s)	Director Class
Keith Murphy	53	Director and Executive Chairman	Class III
Adam Stern	61	Director	Class III
Douglas Jay Cohen	54	Lead Independent Director	Class II
David Gobel	72	Director	Class II
Alison Tjosvold Milhous	46	Director	Class I

__________________

(1)
As of July 29, 2025.

Class II Directors Continuing in Office Until the 2025 Annual Meeting of Stockholders

Douglas Jay Cohen, Lead Independent Director, has served on our Board since September 2020 and has served as our Lead Independent Director since September 2022. He has served as President and Chief Executive Officer of IR Medtek LLC since January 2019, a medical device company developing a non-invasive probe for cancer detection by primary care physicians using a technology licensed from the Ohio State University. Prior to IR Medtek, Mr. Cohen served as President and Chief Executive Officer of Beacon Street Innovations, an advanced technology printing company from September 2016 to present. From January 1994 to September 2016, Mr. Cohen served as Vice President of Operations and Engineering at Screen Machine Industries, an industrial and construction heavy equipment manufacturer. As an active investor in startup companies, Mr. Cohen has invested in more than 20 biotech startups in the past 10 years, including investing in VivoSim in 2013 and maintaining a position in the company ever since. Mr. Cohen received a B.S. from the Massachusetts Institute of Technology.

We believe Mr. Cohen’s experience in the life sciences industry, his experience in managing emerging growth companies and his experience in developing business strategies qualifies him to serve as a member of our Board.

David Gobel, Director, has served on our Board since September 2020. He has served as Chief Executive Officer of Methuselah Fund LLC since December 2016 and as Chief Executive Officer of Methuselah Foundation since September 2001, promoting increasing the healthy human lifespan by various means including: performance prizes, targeted grant making, education, and the creation/funding of biotech startups. Mr. Gobel became Chief Venture Strategist at Transportation Security Administration from January 2009 until March 2013, where he was responsible for strategic planning, innovation management and creation of a novel Venture Capital capability for TSA and then Department of Homeland Security by partnering with In-Q-Tel. Mr. Gobel was a member of the board of Volumetric Biotechnologies, a company that focuses on the development of bioholographic human tissue printing, from April 2018 to January 2020. Since July 2018, Mr. Gobel has served as member of the board for Turn Bio, and since May 2020 as chairman of the board of Turn Bio. Mr. Gobel served as a board member of Leucadia Therapeutics from October 2015 to August 2022, and as an independent founding board member of Oisin Therapeutics since December 2014.

We believe Mr. Gobel’s previous services as chief executive officer for other biotechnology companies, his experience and expertise with human tissue printing companies and his extensive board experience qualify him to serve as a member of our Board.

Class III Directors Continuing in Office Until the 2026 Annual Meeting of Stockholders

Keith Murphy, Director and Executive Chairman, re-joined our Board in July 2020 and has served as our Executive Chairman since September 2020. Mr. Murphy is the Chief Executive Officer and Chairman of Viscient Biosciences, Inc. (“Viscient”), a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Mr. Murphy previously served as the President and Chief Executive Officer of VivoSim from February 2012 through April 2017, and as Chairman from February 2012 through August 2017. Mr. Murphy also previously served as President, Chief Executive Officer, and Chairman of Organovo, Inc., VivoSim's primary operating company prior to its going-public transaction, from August 2007 to February 2012. Prior to founding VivoSim, Mr. Murphy served in various roles at Amgen, Inc. from August 1997 to July 2007 including as Global Operations Leader for the osteoporosis/bone cancer drug Prolia/Xgeva (denosumab). Prior to joining Amgen, Mr. Murphy served at Alkermes, Inc., a biotechnology company, from July 1993 to July 1997, where he played a role on the development team for their first approved product, Nutropin (hGH) Depot. Mr. Murphy has served as a member of the board of directors of Matinas BioPharma Holdings, Inc. (NYSE: MTNB) since March 2025 and served as a member of the board of directors of Kintara Therapeutics, Inc. from August 2020 to February 2022, and served on its compensation committee and nominating and corporate governance committee. He holds a B.S. in Chemical Engineering from MIT and is an alumnus of the UCLA Anderson School of Management.

We believe Mr. Murphy’s previous experience in the biotechnology field, especially in developing novel products, his experience and expertise with our 3D bioprinting technology and product development opportunities and strategy, and his educational experience qualify him to be a member of our Board.

Adam Stern, Director, re-joined our Board in July 2020. Mr. Stern is currently the Chief Executive Officer of SternAegis Ventures, the private equity group at Aegis Capital Corp. responsible for venture capital and private equity financing, and has been the Head of Private Equity Banking at Aegis Capital Corp., a full-service investment banking firm, since December 2012. Prior to SternAegis, Mr. Stern served as Senior Managing Director at Spencer Trask Ventures, Inc., a private equity and venture firm, from 1997 to 2012, where he managed the structured finance group focusing primarily on technology and life sciences companies. From 1989 to 1997, Mr. Stern was at Josephthal & Co., Inc., Members of the New York Stock Exchange, where he served as Head of Private Equity and Managing Director. He has been a FINRA licensed securities broker since 1987 and a Registered General Securities Principal since 1991. Mr. Stern previously served as a director of VivoSim from February 2012 to June 2013. Mr. Stern is a current director at DarioHealth Corp. (Nasdaq: DRIO), privately held Amplifica Holdings, Group, Inc., and Aerami Therapeutics Holdings Inc. Mr. Stern is a former director of Adgero Biopharmaceuticals Holdings, Matinas BioPharma Holdings, Inc. (NYSE: MTNB), Hydrofarm Holdings Group Inc. (Nasdaq: HYFM), InVivo Therapeutics, Inc. (Nasdaq: NVIV) and PROLOR Biotech prior to its sale in 2013 to Opko Health, Inc. (Nasdaq: OPK). Mr. Stern graduated with a Bachelor of Arts degree from the University of South Florida in 1987.

We believe Mr. Stern’s extensive experience in corporate finance, his expertise in the life sciences industries and his previous experience as a member of our Board qualify him to be a member of our Board.

Class I Director Continuing in Office until the 2027 Annual Meeting of Stockholders

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

No Family Relationships

There are no family relationships between any of our officers and directors.

Executive Officers

The following persons are our executive officers and hold the positions set forth opposite their names as of July 29, 2025:

Name	Age	Position
Keith Murphy	53	Executive Chairman
Norman Staskey	55	President and Chief Financial Officer

See the section entitled “Information About Our Directors” above for a description of the business experience and educational background of Mr. Murphy.

Norman Staskey, President and Chief Financial Officer, joined us in December 2024. Mr. Staskey is currently employed by Danforth Advisors, LLC (“Danforth”), a professional financial consulting services firm. He has over twenty years of experience and has been with Danforth since May 2021, serving as their Senior Director. Mr. Staskey is a seasoned executive with significant experience in managing and leading teams as well as overseeing the financial and operational responsibilities of private and publicly traded life sciences companies. Mr. Staskey has served as the Chief Financial Officer of Azitra, Inc. since October 2022. From September 2014 to May 2021, Mr. Staskey was employed by EY (formally Ernst & Young), most recently as a managing director in EY’s Financial Accounting and Advisory services practice. Mr. Staskey received his B.S. of Business Administration from Cleveland State University and is a Certified Public Accountant in the State of Ohio.

Code of Business Conduct

We have adopted the VivoSim Labs, Inc. Code of Business Conduct (the “Code of Business Conduct”) that applies to all of our officers, directors, employees and consultants. Among other matters, our Code of Business Conduct is designed to deter unlawful or unethical behavior and to promote the following:

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

Any waiver of the Code of Business Conduct for our executive officers, directors or employees may be made only by our Nominating and Corporate Governance Committee and will be promptly disclosed on our website. We have posted a copy of our Code of Business Conduct, and intend to post amendments to this code, on our website as permitted under SEC rules and regulations. The full text of our Code of Business Conduct is available on our website at www.vivosim.ai.

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

Insider Trading Policy; Prohibition Against Hedging and Pledging Policy

Our Board has adopted the VivoSim Labs, Inc. Insider Trading Policy (the “Insider Trading Policy”), which provides guidelines to our employees, directors, officers and consultants with respect to transactions in our securities, including the purchase, sale and/or other disposition of our securities. We adopted the Insider Trading Policy and the procedures set forth therein to help avoid inadvertent instances of improper insider trading. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company.

The Insider Trading Policy prohibits our officers, directors and employees from engaging in hedging transactions, including prepaid variable forwards, equity swaps, collars and exchange funds. It further prohibits holding our stock in a margin account, short sales of our stock, and any transactions in put options, call options or other derivative securities involving our stock. Additionally, the Insider Trading Policy generally prohibits our officers, directors and employees from pledging our stock as collateral to secure loans.

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

Item 11. Executive Compensation.

The following discussion is designed to provide our stockholders with an understanding of our compensation philosophy and objectives as well as an overview of the analysis that our Compensation Committee performed in setting the compensation of our executive officers for Fiscal 2025 (i.e., the period from April 1, 2024 to March 31, 2025).

This discussion summarizes the Compensation Committee’s determination of how and why, in addition to what, compensation actions were taken for our named executive officers, as follows:

•
Keith Murphy, our Executive Chairman and Principal Executive Officer;
•
Norman Staskey, our Chief Financial Officer and Principal Financial Officer; and
•
Thomas Hess, our former Chief Financial Officer and former Principal Financial Officer(1).
(1)
Mr. Hess resigned from the Company effective as of December 24, 2024, from his part-time role to pursue retirement.

These three individuals are collectively referred to in this Annual Report as our “named executive officers”. Mr. Murphy and Mr. Staskey were the only executive officers serving at the end of Fiscal 2025.

Recent “Say-on-Pay” Votes

Our recent stockholder advisory votes, commonly referred to as a “Say-on-Pay” vote, to approve the compensation of our named executive officers for Fiscal 2024 (i.e., the period from April 1, 2023 to March 31, 2024) was approved by our stockholders, with approximately 92% of stockholder votes cast in favor of the proposal.

During Fiscal 2025, our Executive Chairman, former Chief Financial Officer, and Chief Financial Officer maintained significant stockholder engagement efforts to monitor how our investors vote, obtain their views on key corporate governance and disclosure matters and determine how best to respond to feedback each year going forward. Specifically, we reached out to our stockholders representing over 95% of our institutional stock holdings multiple times. None of the stockholders indicated a need or desire to engage with the Company to discuss or express any concerns.

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
•
Market capitalization, targeting less than $100 million,
•
Number of employees, targeting less than 50 employees, and
•
Location, specifically nationwide.

For Fiscal 2025, the Compensation Committee engaged Anderson Pay Advisors ("Anderson"), an independent compensation consultant, as the Compensation Committee’s advisor reporting directly to the chair of the Compensation Committee. The Compensation Committee determined that no conflict of interest exists that would preclude Anderson from serving as an independent consultant to the Compensation Committee.

The Compensation Committee requested that Anderson conduct a review and analysis of our executive compensation programs as compared against competitive benchmarks. This included a benchmarking analysis against prevailing market practices of a peer group of comparable companies approved by the Compensation Committee and broader industry trends and benchmarks. The analysis included a review of the “Total Direct Compensation” (which includes salary, cash incentives, and equity awards) of our executive officers, and was based on an assessment of market trends covering available public information as well as proprietary information provided by Anderson.

For Fiscal 2025, based on recommendations from Anderson, our Compensation Committee determined that our peer group should be modified to better reflect our current market valuation as well as the growing importance of our therapeutics program to our overall business model. With input from Anderson, our Compensation Committee added a group of companies focused on technology platforms, with comparable size, revenues, market valuations, and stage of leading drug candidate. Our Compensation Committee also replaced some of the companies previously included in our peer group because their market valuations had grown too high for direct comparison to our Company, and/or their business focus had become less relevant for direct comparison to our Company. Our Compensation Committee then used the compensation data from this revised peer group in setting executive compensation for Fiscal 2025.

The peer group for Fiscal 2025 included:

Aligos Therapeutics, Inc.	Hepion Pharmaceuticals, Inc.	Scorpius Holdings, Inc.*
Anika Therapeutics, Inc.*	Hoth Therapeutics, Inc.*	Seelos Therapeutics, Inc.
Aprea Therapeutics, Inc.	Immunic Therapeutics, Inc.*	Soligenix, Inc.
Ayala Pharmaceuticals	Imunon, Inc.	Theriva Biologics, Inc.
Bolt Biotherapeutics, Inc.*	LadRx Corp.	Traws Pharma, Inc.*
Cumberland Pharmaceuticals, Inc.*	Lifecore Biomedical*
Galmed Pharmaceuticals Ltd.	Pulmatrix, Inc.

* Indicates addition to peer group from Fiscal 2024.

Determination of Executive Compensation

In addition to peer group data, the Compensation Committee considered relevant publicly available market data and surveys and the compensation reports it received from Anderson. The Compensation Committee also reviewed and considered the compensation recommendations of our Executive Chairman, the Company’s overall performance during Fiscal 2025, the Company’s financial status and operating runway, each executive officer’s responsibilities and contribution to the Company’s achievement of the Fiscal 2025 corporate goals, and each executive officer’s individual performance during Fiscal 2025. With respect to new hires, our Compensation Committee considered the executive officer’s background and historical compensation in lieu of prior year performance in addition to benchmark data for the newly hired executive’s position.

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
•
Independent Compensation Consultant – The Compensation Committee engaged Anderson during Fiscal 2025 to serve as its independent compensation consultant. Anderson did not provide any other services to the Company during the periods it served as a consultant to the Compensation Committee.
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
•
Prohibitions on Hedging, Pledging and Margin Activities – Our insider trading policy prohibits hedging transactions by Company employees. Under the policy, all short-term, speculative or hedging transactions in VivoSim securities are prohibited by all employees. In addition, the policy specifically prohibits the use of VivoSim securities for pledging and margin activities.
•
No Single Trigger Change in Control Vesting - We do not provide for the acceleration of vesting solely upon the occurrence of a change in control in our equity awards for our directors and executive officers.
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

Pursuant to the terms of our consulting agreement with Multi Dimensional Bio Insight LLC (“MDBI”), a biotechnology consulting firm through which we retain Mr. Murphy, MDBI has the right, on an annual basis, to increase hourly consultant rates by up to 4%. From January 1, 2021 to May 1, 2022, the hourly rate for Mr. Murphy’s services was $375, which was increased to $413 effective May 1, 2022 and remained the same throughout the remainder of Fiscal 2024 and Fiscal 2025. The cash amount paid to MDBI increased from $657,984 for Fiscal 2024 to $726,674 for Fiscal 2025, with approximately a 10% increase in Mr. Murphy’s hours for Fiscal 2025 as compared to Fiscal 2024.

Pursuant to the terms of our consulting agreement with Danforth Advisors, LLC (“Danforth”), a financial consulting firm through which we retain Mr. Staskey, Danforth has the right, on an annual basis, to increase hourly consultant rates by up to 4%. From January 1, 2025 to March 31, 2025, the hourly rate for Mr. Staskey's services was $450. The cash amount paid to Danforth for Mr. Staskey's services was $20,925 for Fiscal 2025.

Pursuant to the terms of our consulting agreement with Danforth through which we retained Mr. Hess, Danforth had the right, on an annual basis, to increase hourly consultant rates by up to 4%. From January 1, 2024 and the remainder of Fiscal 2024 and Fiscal 2025, the hourly rate for Mr. Hess' services was $450. The cash amount paid to Danforth for Mr. Hess' services decreased from $199,322 for Fiscal 2024 to $114,975 for Fiscal 2025, with approximately a 44% decrease in Mr. Hess’ hours for Fiscal 2025 as compared to Fiscal 2024.

The cash amounts paid to our named executive officers for Fiscal 2025 as compared to Fiscal 2024 are set forth in the following table:

Name and Title	Fiscal 2025 Cash Payments	Fiscal 2024 Cash Payments
Keith Murphy, Executive Chairman(1)	$726,674	$657,984
Norman Staskey, Chief Financial Officer(2)	20,925	—
Thomas Hess, Former Chief Financial Officer(3)	114,975	199,322

______________________

(1)
Mr. Murphy was appointed our Executive Chairman on September 15, 2020. The Company retains Mr. Murphy through MDBI, a biotechnology consulting firm, pursuant to the terms of a consulting agreement, pursuant to which the Company has agreed to pay MDBI $375-390 per hour of services provided by Mr. Murphy, with an annual increase in rates by up to 4%. The amounts reported under “Fiscal 2025 Cash Payments” and “Fiscal 2024 Cash Payments” are comprised of the actual amounts paid to MDBI for its consulting services. Mr. Murphy did not directly receive a base salary from the Company in Fiscal 2025 or Fiscal 2024. Mr. Murphy’s increase in base salary was primarily due to additional time commitment of Mr. Murphy in his consulting role as Executive Chairman of the Company.
(2)
Mr. Staskey was appointed our Chief Financial Officer on December 30, 2024. The Company retains Mr. Staskey through Danforth, a financial consulting firm, pursuant to the terms of a consulting agreement, pursuant to which the Company has agreed to pay Danforth $450 per hour of services provided by Mr. Staskey, with an annual increase in rates by up to 4%. The amounts reported under “Fiscal 2025 Cash Payments” and “Fiscal 2024 Cash Payments” are comprised of the actual amounts paid to Danforth for its consulting services related to Mr. Staskey. Mr. Staskey did not directly receive a base salary from the Company in Fiscal 2025 or Fiscal 2024.
(3)
Mr. Hess resigned from the Company effective as of December 24, 2024, from his part-time role to pursue retirement. He previously served as our Chief Financial Officer from October 6, 2022 to December 24, 2025. The Company retained Mr. Hess through Danforth pursuant to the terms of a consulting agreement, pursuant to which the Company agreed to pay Danforth $400 per hour of services provided by Mr. Hess, with an annual increase in rates by up to 4%. The amounts reported under “Fiscal 2025 Cash Payments” and “Fiscal 2024 Cash Payments” are comprised of the actual amounts paid to Danforth for its consulting services in connection Mr. Hess. Mr. Hess did not directly receive a base salary from the Company in Fiscal 2025 or Fiscal 2024.

Performance-Based Cash Incentive Awards. Our executive compensation program typically includes an annual performance-based cash incentive award, which provides our executive officers with an annual cash incentive opportunity as a percentage of their base salaries based upon the achievement of corporate and individual performance goals evaluated and approved by the Compensation Committee. The Company continues to use an objectives and key results goal-setting framework (“OKRs”) used by individuals, teams, and the Company to define measurable goals and track their outcomes, originally developed and implemented by Andrew Grove at Intel. See: http://www.whatmatters.com.

Mr. Murphy is retained through MDBI, a biotechnology consulting firm, pursuant to the terms of a consulting agreement. As such, Mr. Murphy is not eligible to receive a bonus for services provided during the fiscal year.

Mr. Staskey is retained through Danforth, a financial consulting firm, pursuant to the terms of a consulting agreement. As such, Mr. Staskey is not eligible to receive a bonus for services provided during the fiscal year.

Mr. Hess was retained through Danforth, a financial consulting firm, pursuant to the terms of a consulting agreement. As such, Mr. Hess was not eligible to receive a bonus for services provided during the fiscal year.

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

On August 5, 2024, the Compensation Committee granted Mr. Murphy options to purchase the aggregate number of shares of common stock equal to 7% of the outstanding number of shares of common stock at the time of grant, consisting of (a) a time-based option to purchase 47,910 shares of common stock, or 4% of the outstanding shares of common stock on the date of grant (the “Time-Based Option), and (b) three performance-based options to purchase an aggregate of 35,931 shares of common stock, or 3%, of the outstanding shares of common stock on the date of grant (the “Performance-Based Options” and together with the Time-Based Option, the “Options”). The Time-Based Option has an exercise price of $6.44 and vests in 3 equal annual installments on each of August 5, 2025, August 5, 2026 and August 5, 2027. The Performance-Based Options are each for 11,977 shares of common stock, have an exercise price of $6.44 vest upon the achievement of the milestones applicable to each Performance-Based Option, as follows: (1) the Company enters into a definitive agreement for a collaboration or partnership, which in the sole judgment of our Board or a committee thereof, constitutes a major strategic partnership that expands the Company's business relationships, (2) the 90-day moving average closing price of the Company’s common stock on The Nasdaq Stock Market LLC exceeds $18.36 per share, and (3) the Company achieves cumulative revenue of $1.5 million from combined cell line sales, IP licensing revenue, including up-front and royalty payments, non-dilutive collaborations, grants and partnerships, as confirmed by our Board or a committee thereof.

The Compensation Committee further approved that in the event that the Company closed an equity financing (in one or more tranches) after August 5, 2024 and on or prior to March 31, 2025 (the “Financing”) and the aggregate number of shares of common stock issuable upon exercise of the Time-Based Option and the Performance-Based Option was equal to less than 4% and 3%, respectively, of the number of shares of common stock outstanding immediately after such Financing (in all cases assuming no exercise of any of the Options) (“Post-Financing Shares Outstanding”), Mr. Murphy would be granted: (a) an additional time-based option to purchase such number of shares of common stock as was equal to 4% of the Post-Financing Shares Outstanding minus the number of shares initially issuable upon exercise of the Time-Based Option, and/or (b) an additional performance-based option to purchase such number of shares of common stock as was equal to 3% of the Post-Financing Shares Outstanding minus the number of shares of common stock initially issuable upon exercise of the Performance-Based Option ((a) and (b) collectively, the “True-Up Options”), each of which would be subject to the vesting requirements (including the vesting commencement date) and substantially the same terms as the Time-Based Option and Performance-Based Option, respectively, other than that the exercise price for such True-Up Options would be the closing price of the common stock on the date of grant, which would be the date of the closing of the Financing. The Company did not close a Financing by the deadline of March 31, 2025, and therefore no True-Up Options were granted.

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

Severance Arrangements

During Fiscal 2025, none of our executive officers were party to any agreements or arrangements providing for severance payments.

Potential Payments upon Termination or Change in Control

As of March 31, 2025, none of our named executive officers were entitled to receive any payments upon termination or change of control.

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

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each named executive officer for Fiscal 2025 and Fiscal 2024.

Name and Principal Position	Year or Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Keith Murphy(3) Executive Chairman	2025	726,674	—	—	428,113	—	10,870(4)	1,165,657
	2024	657,984	—	—	—	—	23,152(4)	681,136
Norman Staskey(5) Chief Financial Officer	2025	20,925	—	—	—	—	—	20,925
Thomas Hess(6) Former Chief Financial Officer	2025	114,975	—	—	—	—	—	114,975
	2024	199,322	—	—	—	—	—	199,322

______________________

(1)
These amounts represent the grant date fair value of time-based and performance-based stock option awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over either the vesting life or requisite service period of the award. For the assumptions used in our valuations, see “Note 7 – Stockholders’ Equity” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(2)
Includes amounts paid under the Company’s Performance-Based Cash Incentive Award program based on the achievement of corporate and individual performance goals established and measured by the Compensation Committee.
(3)
Mr. Murphy was appointed our Executive Chairman on September 15, 2020. The amounts reported under “Salary” are comprised of the amounts paid to MDBI for its consulting services. Mr. Murphy did not receive a base salary from the Company in Fiscal 2025 or Fiscal 2024. Mr. Murphy also received compensation for services as a member of the Board, which is included in the section entitled “Director Compensation Table” on page 12 of this Amendment.
(4)
This amount includes $1,250 for expense reimbursements, $3,020 for administrative services and $6,600 for office rent in Fiscal 2025 and $14,777 for expense reimbursements, $1,775 for administrative services and $6,600 for office rent in Fiscal 2024.
(5)
Mr. Staskey was appointed our Chief Financial Officer on December 30, 2024. The amounts reported under "Salary" are comprised of the amounts paid to Danforth for its consulting services related to Mr. Staskey. Mr. Staskey did not receive a base salary from the Company in Fiscal 2025. Mr. Staskey's compensation for Fiscal 2024 has been omitted from this table as Mr. Staskey was not a named executive officer for Fiscal 2024.
(6)
Mr. Hess resigned from the Company as of December 24, 2024, from his part-time role to pursue retirement. The amounts reported under “Salary” are comprised of the amounts paid to Danforth for its consulting services related to Mr. Hess. Mr. Hess did not receive a base salary from the Company in Fiscal 2025 or Fiscal 2024.

Outstanding Equity Awards at Fiscal Year End

The following table shows certain information regarding outstanding equity awards as of March 31, 2025 for our named executive officers:

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Keith Murphy	2,083	(1)	1,250	$28.32	8/31/2032	1,633	(2)	$3,658
	—	(3)	47,910	6.44	8/5/2034
	—	(4)	11,977	6.44	8/5/2034
	—	(5)	11,977	6.44	8/5/2034
	—	(6)	11,977	6.44	8/5/2034

______________________

(1)
The option shares vest in 16 equal quarterly installments beginning August 31, 2022.
(2)
The restricted stock units vest on the earlier of one year from the vesting commencement date, August 7, 2024, or the next annual meeting of stockholders held by the Company.
(3)
The option shares vest in 3 equal annual installments beginning August 5, 2024.
(4)
The option becomes exercisable, if at all, when the Company enters into a definitive agreement for a collaboration or partnership, which in the sole judgment of the Board or a committee thereof, constitutes a major strategic partnership that expands the Company's business relationships.
(5)
The option becomes exercisable, if at all, if the 90-day moving average closing price of the Company's common stock on The Nasdaq Stock Market LLC exceeds $18.36 per share.

(6)
The option becomes exercisable, if at all, if the Company achieves cumulative revenue of $1.5 million from combined cell line sales, IP licensing revenue, including up-front and royalty payments, non-dilutive collaborations, grants and partnerships, as confirmed by the Board or a committee thereof.

As of March 31, 2025, neither Mr. Staskey nor Mr. Hess held any outstanding equity awards.

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

In connection with establishing our director compensation for Fiscal 2025, the Compensation Committee retained Anderson as its independent compensation consultant. With the assistance of Anderson, the Board and Compensation Committee conducted a formal review of our director compensation and incentive programs relative to the same peer group used in benchmarking the compensation for our executive officers.

Fiscal 2025 Director Compensation Framework

For Fiscal 2025, our Director Compensation Framework provided to both non-employee and employee directors annual cash retainers for Board service and for service as the chair or member of one of the standing Board committees. Our directors are not entitled to any Board meeting fees or Board committee meeting fees.

Annual Cash Retainers. For Fiscal 2025, each of our directors was eligible to receive an annual cash retainer of $66,300 for Board membership.

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

No additional meeting fees were paid to our directors for Fiscal 2025.

Equity Awards. In addition, in August 2024, each director received a restricted stock unit award with respect to 1,633 shares of common stock (a value of approximately $10,700), which will vest in full on the earlier of (i) August 4, 2025 or (ii) the date of our next annual meeting of stockholders, subject to acceleration in the event of a change of control.

Reimbursement. Our directors are entitled to reimbursement for their reasonable travel and lodging expenses for attending Board and Board committee meetings.

Director Compensation Table

The following table sets forth the compensation earned and paid to each member of our Board for service as a director during Fiscal 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas Jay Cohen	$105,000	$10,729	$—	$—	$115,729
David Gobel	105,000	10,729	—	—	115,729
Alison Tjosvold Milhous	105,000	10,729	—	—	115,729
Adam Stern	96,900	10,729	—	—	107,629
Keith Murphy	81,600	10,729	—	—	92,329	(2)
Vaidehi Joshi(3)	91,800	10,729	—	—	102,529

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
(2)
Comprised solely of the compensation received by Mr. Murphy for his service as a member of the Board. Mr. Murphy’s additional compensation for Fiscal 2025 is included in the section entitled “Summary Compensation Table” on page 11 of this Amendment.
(3)
Ms. Joshi resigned from the Board as of March 21, 2025.

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

Equity Award Timing Procedures

In accordance with Item 402(x) of Regulation S-K under the Securities Act of 1933, as amended, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of material non-public information (“MNPI”). Although we do not have a formal policy, program or plan that requires us to award equity or equity-based compensation on specific dates, we generally expect our Compensation Committee to approve and grant equity awards to our executive officers annually. Additionally, our insider trading policy prohibits directors, officers and employees from trading in our common stock while in possession of or on the basis of MNPI about us. We have not timed, and do not plan to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation.

In the year ended March 31, 2025, the following options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Aware ($/share)	Grant Date Fair Value of the Award

Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following the Disclosure of Material Nonpublic

Information

Keith Murphy	8/5/2024	47,910	$6.44	$248,653	0.4%	(1)
	8/5/2024	11,977	$6.44	$61,801	0.4%	(1)
	8/5/2024	11,977	$6.44	$58,829	0.4%	(1)
	8/5/2024	11,977	$6.44	$58,829	0.4%	(1)

(1)
We filed a quarterly report on Form 10-Q on August 5, 2024. The percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information was approximately 0.4%.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of July 1, 2025 by (i) each of our directors and named executive officers (as disclosed in this Annual Report); (ii) all of our current executive officers and directors as a group; and (iii) each holder of more than 5% of our common stock. Unless otherwise indicated in the table or the footnotes to the following table, each person named in the table has sole voting and investment power and such person’s address is c/o VivoSim Labs, Inc., 11555 Sorrento Valley Rd., Suite 100, San Diego, CA 92121.

We determined the number of shares of common stock beneficially owned by each person under rules promulgated by the SEC, based on information obtained from Company records and filings with the SEC on or before July 1, 2025. In cases of holders who are not directors or named executive officers, Schedules 13G or 13D filed with the SEC, as applicable (and, consequently, ownership reflected here), often reflect holdings as of a date prior to July 1, 2025. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity had the right to acquire within 60 days of July 1, 2025. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity.

Applicable percentages are based on 2,599,797 shares of common stock outstanding as of July 1, 2025, as adjusted as required by the rules promulgated by the SEC. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of July 1, 2025, or issuable pursuant to restricted stock units that are subject to vesting conditions expected to occur within 60 days of July 1, 2025, to be outstanding and to be beneficially owned by the person holding the stock option or restricted stock units for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Common Shares		Percent of Common Shares
Directors and Named Executive Officers
Keith Murphy	30,353	(2)	*
Douglas Jay Cohen	10,273	(3)	*
Alison Tjosvold Milhous	9,273	(4)	*
Adam Stern	9,273	(4)	*
David Gobel	6,007	(5)	*
Norman Staskey	—		*
Thomas Hess (6)	—		*
All current executive officers and directors as a group (6 persons)	65,179	(7)	2.5%

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
(2)
Represents 12,092 shares of common stock held by Mr. Murphy and 18,261 shares subject to options that are immediately exercisable or exercisable within 60 days of July 1, 2025.
(3)
Represents 5,732 shares of common stock held by Mr. Cohen, 167 shares held by Mr. Cohen’s children and 4,374 shares subject to options that are immediately exercisable or exercisable within 60 days of July 1, 2025.
(4)
Represents 4,899 shares of common stock held and 4,374 shares subject to options that are immediately exercisable or exercisable within 60 days of July 1, 2025.
(5)
Represents shares subject to options that are immediately exercisable or exercisable within 60 days of July 1, 2025.
(6)
Mr. Hess resigned from the Company effective as of December 24, 2024.
(7)
Comprised of shares included under “Directors and Named Executive Officers” other than Mr. Hess as he is not currently an executive officer.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans by type as of March 31, 2025:

(C)
	(A)		Number of
	Number of		securities available
	securities to be	(B)	for future issuance
	issued upon	Weighted-average	under Equity
	exercise/vesting	exercise price	Compensation Plans
	of outstanding	of outstanding	(excluding securities
	options, warrants,	options, warrants,	reflected in
Plan category	units and rights	units and rights	column (A))
Equity compensation plans approved by security holders (1)	145,396 (2)	$22.34	202,482 (3)
Equity compensation plans not approved by security holders (4)	4,166 (5)	$33.00	83 (6)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board Independence

Our shares of common stock are listed for trading on the Nasdaq Capital Market. As a result, our Board utilizes the definition of “independence” as that term is defined by the listing standards of the Nasdaq Capital Market and the rules and regulations of the SEC, including the additional independence requirements for members of our Audit Committee and the Compensation Committee. Our Board considers a director “independent” when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Capital Market and the rules and regulations of the SEC. Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based on this review, our Board has affirmatively determined that the following four of our five current directors qualify as “independent” directors: Douglas Jay Cohen, David Gobel, Alison Tjosvold Milhous and Adam Stern. Keith Murphy does not qualify as an independent director. Mr. Murphy currently serves as our Executive Chairman and as Chief Executive Officer of Viscient, which has made payments to the Company in sufficient amounts to qualify as related party transactions leading to director non-independence. Please see the section titled “Certain Relationships and Related Transactions” for additional information.

Certain Relationships and Related Transactions

Since April 1, 2024, there have not been any transactions or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than (i) the transactions described below and (ii) the compensation arrangements with our executive officers and non-employee directors described in “Executive Compensation” and “Director Compensation,” respectively.

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment, and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. During the second quarter of fiscal 2025 and first quarter of fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, pursuant to which Viscient agreed to provide the Company with certain testing services related to the Company's ongoing research and development ("R&D"). The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Financial Accounting Standards Board Topic 606 (“Revenue from Contracts with Customers”) as the Intercompany Agreement is not a contract with a customer. For the year ended March 31, 2025, the Company incurred $118,000 in R&D consulting expenses from Viscient. The Company did not incur any consulting expenses during the fiscal year ended March 31, 2024. Additionally, for the fiscal years ended March 31, 2025 and 2024, the Company provided approximately $3,000 and $14,000 of histology services to Viscient, respectively.

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

Our Audit Committee is responsible for, and, has approved, the engagement of Rosenberg Rich Baker Berman P.A. ("RRBB P.A.") as our independent registered public accounting firm for the fiscal year ending March 31, 2025. RRBB P.A. has served as our independent registered public accounting firm since August 31, 2023.

The audit reports of RRBB P.A. on our financial statements for the fiscal years ended March 31, 2025 and 2024, respectively, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern.

During our two most recent fiscal years ended March 31, 2025 and 2024, there were no (a) disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (“Regulation S-K”), and the related instructions thereto, with RRBB P.A. or MHM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB P.A. or MHM, would have caused it to make reference to the subject matter of the disagreements in connection with its reports, or (b) reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

Audit and Non-Audit Fees

During Fiscal 2025, the Audit Committee met with RRBB P.A. on a quarterly or more frequent basis thereafter. During Fiscal 2024, the Audit Committee met with MHM during the first quarter and RRBB P.A. on a quarterly or more frequent basis thereafter. At such times, the Audit Committee reviewed the services performed by RRBB P.A. and MHM, as well as the fees charged for such services.

The following table sets forth the fees for services provided and billed by RRBB P.A. relating to Fiscal 2025 and Fiscal 2024.

	Fiscal Year 2025	Fiscal Year 2024
Audit fees	$260,000	$175,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$260,000	$175,000

Audit Fees: For the fiscal years ended March 31, 2025 and 2024, the aggregate audit fees billed by our independent registered public accounting firm were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: For the fiscal years ended March 31, 2025 and 2024, there were no audit-related fees billed by our independent registered public accounting firm, other than the fees described above.

Tax Fees: For the fiscal years ended March 31, 2025 and 2024, the tax-related fees billed by an associated entity of our independent registered public accounting firm pertained to services related to tax return preparation and tax planning services.

All Other Fees: For the fiscal years ended March 31, 2025 and 2024, there were no fees billed by our independent registered public accounting firm for other services, other than the fees described above.

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

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2012).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2018).

3.3	Certificate of Second Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 17, 2020).

3.4	Certificate of Third Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2025).

3.5	Certificate of Fourth Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2025).

3.6	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 10-K, as filed with the SEC on April 24, 2025).

4.1	Form of Common Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

4.2**	Description of Securities.

10.1+**	VivoSim Labs, Inc. Amended and Restated 2012 Equity Incentive Plan.

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

10.5+	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 13, 2012).

10.6#**	License Agreement, dated March 24, 2009, by and between Organovo, Inc. and the Curators of the University of Missouri.

10.7#**	License Agreement, dated March 12, 2010, by and between Organovo, Inc. and the Curators of the University of Missouri.

10.8+	Severance and Change in Control Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2015).

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

10.16+

Amendment No. 5, dated October 4, 2021, to Consulting Agreement, dated August 25, 2020 by and between Organovo, Inc. and Danforth Advisors LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2021).

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

10.21

Sales Agreement, dated March 16, 2018, by and between VivoSim Labs, Inc., and Jones Trading Institutional Services LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.22+**	VivoSim Labs, Inc. Amended and Restated 2021 Inducement Equity Incentive Plan.

10.23+**	Form of Stock Option Agreement under the VivoSim Labs, Inc. 2021 Inducement Equity Incentive Plan.

10.24+**	Form of Restricted Stock Unit Agreement under the VivoSim Labs, Inc. 2021 Inducement Equity Incentive Plan.

10.25

Settlement and Patent License Agreement, dated February 22, 2022, by and between Organovo, Inc. and BICO Group AB (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, as filed with the SEC on June 10, 2022).

10.26+**	VivoSim Labs, Inc. Amended and Restated 2022 Equity Incentive Plan.

10.27+**	Form of Global Stock Option Award Agreement under the VivoSim Labs, Inc. Amended and Restated 2022 Equity Incentive Plan.

10.28+**	Form of Global Restricted Stock Unit Award Agreement under the VivoSim Labs, Inc. Amended and Restated 2022 Equity Incentive Plan.

10.29+**	VivoSim Labs, Inc. Amended and Restated 2023 Employee Stock Purchase Plan.

14.1**	VivoSim Labs, Inc. Code of Business Conduct.

19.1**	VivoSim Labs, Inc. Insider Trading Policy.

21.1**	Subsidiaries of VivoSim Labs, Inc.

Exhibit No.	Description

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on signature page hereto).

31.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4*	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.

97	VivoSim Labs, Inc. Clawback Policy (incorporated by reference from Exhibit 97 to the Company's Annual Report on Form 10-K, as filed with the SEC on May 31, 2024).

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

VIVOSIM LABS, INC.

By:	/s/ Keith Murphy
Keith Murphy
Executive Chairman

Date:	July 29, 2025