Form 10-Q
period 2025-06-30
VivoSim Labs, INC.
filed 2025-08-12
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-35996

VivoSim Labs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1488943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11555 Sorrento Valley Rd, Suite 100, San Diego, CA 92121	(858) 224-1000
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of Each Exchange on which registered
Common Stock, $0.001 par value	VIVS	The Nasdaq Stock Market LLC

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

As of August 1, 2025, a total of 2,599,797 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

VIVOSIM LABS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVOSIM LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	June 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,055	$11,312
Accounts receivable	32	30
Prepaid expenses and other current assets	592	789
Total current assets	9,679	12,131
Fixed assets, net	359	419
Restricted cash	143	143
Operating lease right-of-use assets	755	867
Escrow receivable	1,004	1,000
Prepaid expenses and other assets, net	38	90
Total assets	$11,978	$14,650
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$673	$1,644
Accrued expenses	727	1,226
Insurance premium financing liability	—	128
Liability to be settled in equity	218	218
Operating lease liability, current portion	524	521
Total current liabilities	2,142	3,737
Operating lease liability, net of current portion	298	421
Total liabilities	2,440	4,158
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 2,599,797 and 1,898,068 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively	3	2
Additional paid-in capital	354,535	352,648
Accumulated deficit	(345,000)	(342,157)
Treasury stock, 3 shares at cost	—	(1)
Total stockholders’ equity	9,538	10,492
Total Liabilities and Stockholders’ Equity	$11,978	$14,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Revenues
Royalty revenue	$37	$25
Product revenue	—	14
Total Revenues	37	39
Cost of revenues	—	2
Research and development expenses	1,001	1,402
Selling, general and administrative expenses	1,951	2,021
Total costs and expenses	2,952	3,425
Loss from Operations	(2,915)	(3,386)
Other Income (Expense)
Interest income	76	44
Interest expense	(4)	—
Total Other Income	72	44
Income Tax Expense	—	(2)
Net Loss	$(2,843)	$(3,344)
Net loss per common share—basic and diluted	$(1.14)	$(2.74)
Weighted average shares used in computing net loss per common share—basic and diluted	2,503,697	1,221,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

	Three Months Ended June 30, 2025

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total
Balance at March 31, 2025	1,898	$2	$352,648	—	$(1)	$(342,157)	$10,492
Retirement of treasury stock	—	—	(1)	—	1	—	—
Issuance of common stock from public offering, net	702	1	1,810	—	—	—	1,811
Stock-based compensation expense	—	—	78	—	—	—	78
Net loss	—	—	—	—	—	(2,843)	(2,843)
Balance at June 30, 2025	2,600	$3	$354,535	—	$—	$(345,000)	$9,538

	Three Months Ended June 30, 2024

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total
Balance at March 31, 2024	840	$1	$343,270	—	$(1)	$(339,669)	$3,601
Issuance of common stock from exercise of pre-funded warrants	115	—	1	—	—	—	1
Issuance of common stock from public offering, net	243	—	6,248	—	—	—	6,248
Stock-based compensation expense	—	—	156	—	—	—	156
Net loss	—	—	—	—	—	(3,344)	(3,344)
Balance at June 30, 2024	1,198	$1	$349,675	—	$(1)	$(343,013)	$6,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Cash Flows From Operating Activities
Net loss	$(2,843)	$(3,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accretion on escrow receivable	(4)	—
Accretion on investments	—	(22)
Depreciation and amortization	61	70
Stock-based compensation	78	156
Non-cash lease expense	112	105
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2)	(15)
Inventory	—	(111)
Prepaid expenses and other assets	248	118
Accounts payable	(971)	492
Accrued expenses	(499)	(323)
Operating lease liability	(120)	(109)
Net cash used in operating activities	(3,940)	(2,983)
Cash Flows From Investing Activities
Purchases of investments	—	(1,480)
Maturities of investments	—	1,500
Net cash provided by investing activities	—	20
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	1,811	6,249
Repayment of insurance premium financing liability	(128)	—
Net cash provided by financing activities	1,683	6,249
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,257)	3,286
Cash, cash equivalents, and restricted cash at beginning of period	11,455	3,044
Cash, cash equivalents, and restricted cash at end of period	$9,198	$6,330
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$9,055	$6,187
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$9,198	$6,330
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$2
Interest paid	$4	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VivoSim Labs, Inc.

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

The Company also advances product candidates to treat inflammatory bowel disease ("IBD") discovered and developed using its complex human tissue intestinal models. Prior to March 2025, the Company was a clinical stage biotechnology company that was focused on developing FXR314 in IBD, including ulcerative colitis ("UC"), based on demonstration of clinical promise in 3D human tissues as well as strong preclinical data. The Company's clinical focus was in advancing FXR314 in IBD, including UC and Crohn’s disease ("CD"). The Company planned to start a Phase 2a clinical trial in UC in the calendar year 2025 and was also exploring the potential for combination therapies using FXR314 and approved mechanisms in preclinical animal studies and the Company's IBD disease models. The Company also has advanced a second program since 2023, a novel drug that will be a new chemical entity (“NCE”) to an undisclosed target discovered in its intestinal models to have activity for UC and CD. This drug program (the “Preclinical IBD Program”) has now left the in-silico phase in recent quarters, and has moved to medicinal chemistry stage, the real-world synthesis of novel candidate compounds.

In March 2025, the Company sold its FXR program for $10.0 million, with $9.0 million paid at closing and $1.0 million held in escrow for a period of 15 months, with future milestones of up to $50.0 million in the aggregate to be paid if the asset, FXR314, hits key development, regulatory and commercial milestones.

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

The Company continues to advance its Preclinical IBD Program, with the goal of having a product candidate ready for an Investigational New Drug (“IND Application”) with the FDA by December 2026.

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

The Company has also used these human disease models to identify new molecular targets responsible for driving IBD and to explore the mechanism of action of known drugs including JAK inhibitors and related molecules. A portion of its internal research continues to focus on early stage internal drug discovery programs, validating targets, and testing potentially licensable or transactable external drug compounds to identify drug candidates for partnering and/or internal clinical development. This includes the Preclinical IND Program, which has reached a more mature stage than other efforts in this area.

Except where specifically noted or the context otherwise requires, references to “VivoSim” and “the Company” in these notes to the unaudited condensed consolidated financial statements refers to VivoSim Labs, Inc. and its wholly owned subsidiaries, Organovo, Inc., and VivoSim, Inc.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not necessarily include all information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at March 31, 2025 is derived from the Company’s audited consolidated balance sheet as filed with the SEC on June 5, 2025.

The unaudited condensed consolidated financial statements include the accounts of VivoSim and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, as filed with the Securities and Exchange Commission (“SEC”). Operating results for any interim period are not necessarily indicative of the operating results for any other interim period or the Company’s full fiscal year ending March 31, 2026 (see “Note 1. Description of Business”).

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2025, the Company had cash and cash equivalents of approximately $9.1 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $345.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreements for its facilities. The Company also had negative cash flows from operations of approximately $3.9 million during the three months ended June 30, 2025. As of June 30, 2025, the Company had total current assets of approximately $9.7 million and current liabilities of approximately $2.1 million, resulting in working capital of $7.6 million.

Through June 30, 2025, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the three months ended June 30, 2025, the Company issued 701,729 shares of its common stock through its ATM facility, for net proceeds of approximately $1.8 million.

On March 25, 2025, the Company sold its FXR program for $10.0 million, with $9.0 million paid at closing and $1.0 million held in escrow for a period of 15 months, with future milestones of up to $50.0 million to be paid if the lead asset, FXR314, hits key regulatory and commercial milestones.

Based on the Company's current operating plan and available cash resources, the Company will need substantial additional funding to support future operating activities. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about its ability to continue as a going concern for at least one year following the date these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As the Company continues its operations and is focusing its efforts on services, research, and development, the Company will need to raise additional capital to implement this business plan. The Company cannot predict with certainty the exact amount or timing for any future capital raises. The Company will seek to raise additional capital through debt or equity financings, or through some other financing arrangement. However, the Company cannot be sure that additional financing will be available if and when needed, or that, if available, it can obtain financing on terms favorable to its stockholders. Any failure to obtain financing when required will have a material adverse effect on the Company’s business, operating results, and financial condition.

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

Insurance Premium Financing Liability

In September 2024, the Company entered into an insurance premium financing agreement for $0.4 million, with a term of nine months and an annual interest rate of 8.57%. The Company made a down payment of 10% and was required to make monthly principal and interest payments of $44,281 over the term of the agreement, which matured in June 2025. The insurance premium financing liability was approximately zero and $0.1 million as of June 30, 2025 and March 31, 2025, respectively. Related prepaid insurance at June 30, 2025 and March 31, 2025 of $0.1 million and $0.2 million, respectively, is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share includes the assumed exercise of any outstanding pre-funded warrants, and excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2023 Employee Stock Purchase Plan ("ESPP"), the assumed vesting of restricted stock units ("RSUs"), the exercise of common warrants, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2025 and 2024 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 0.7 million shares and 0.9 million shares for the three months ended June 30, 2025 and 2024, respectively. The common stock equivalents excluded include unexercised stock options and common warrants.

Revenue recognition

Royalty revenue

The Company has entered into an intellectual property license agreement with another company that includes royalties based on specified percentages of net product sales, if any. At the initiation of the agreement, the Company analyzed whether it results in a contract with a customer under Accounting Standards Codification ("ASC") Topic 606.

The Company considered a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the Company is a principal vs. agent, whether the elements are distinct performance obligations, whether there are determinable stand-alone prices, and whether any licenses are functional or symbolic. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, sales-based royalty payments have been identified as variable consideration which must be evaluated to determine if it has been constrained and, therefore, excluded from the transaction price. Please refer to “Note 5. Collaborative Research, Development, and License Agreements” for further information.

Product revenue, net

The Company’s former product-based division, Mosaic, produced high-quality cell-based products for use in VivoSim’s R&D and for use by life science customers. The Company recognized product revenue when the performance obligation was satisfied, which is at the point in time the customer obtained control of the Company’s product, typically upon delivery. Product revenues were recorded at the transaction price under Topic 606. The Company provided no right of return to its customers except in cases where a customer obtained authorization from the Company for the return. To date, there have been no product returns. Mosaic's commercial operations ended during the third quarter of fiscal 2025.

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

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not yet completed its assessment of the impact of ASU 2023-09 on the Company’s Consolidated Financial Statements.

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

Note 3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Accrued payroll and other employee benefits	$152	$652
Accrued legal and professional fees	565	515
Other accrued expenses	10	59
	$727	$1,226

Please refer to “Note 6. Commitments and Contingencies” for further information regarding the accrued loss contingencies presented in the table above.

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

On January 26, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-276722) to register $150.0 million of the Company's common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the "2024 Shelf"). The 2024 Shelf was declared effective by the SEC on February 8, 2024.

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

During the three months ended June 30, 2025, the Company issued 701,729 shares of common stock in ATM offerings for net proceeds of approximately $1.8 million, pursuant to the 2024 Shelf. As of June 30, 2025, the Company has sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million. As of March 31, 2025, there was approximately $140.1 million unallocated and available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through the Company’s ATM program under the 2024 ATM Prospectus.

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

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the three months ended June 30, 2025:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2025	8,165	$6.57
Granted	—	$—
Vested	—	$—
Cancelled / forfeited	—	$—
Unvested at June 30, 2025	8,165	$6.57

Stock Options

During the three months ended June 30, 2025, under the A&R 2022 Plan, 7,974 stock options were granted at various exercise prices.

On August 5, 2024, the Company granted 83,841 stock options to its Executive Chairman under the A&R 2022 Plan. Of the stock options granted, 47,910 will vest evenly on an annual basis over three years. 11,977 of the options granted have unique vesting criteria based on market conditions, more specifically the Company's stock price. As the market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The stock options will be expensed over their determined requisite service periods. The remaining 23,954 options granted have unique vesting criteria based on specific Company performance conditions. The vesting criteria for 11,977 of these options includes the Company achieving cumulative revenue of $1.5 million. The vesting criteria for the remaining 11,977 options includes the Company entering into a definitive agreement that constitutes a major strategic partnership, at the discretion of the Board. As of June 30, 2025, no performance conditions have been met. The grant date fair value of the performance based awards is $118,000 in the aggregate, which will be recognized when the performance condition is probable of being satisfied.

The following table summarizes the Company’s stock option activity from March 31, 2025 to June 30, 2025:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2025	141,397	$22.66	$—
Options granted	7,974	$1.93	$—
Options cancelled / forfeited	(1,923)	$15.76	$—
Options expired	(3,904)	$38.68	$—
Outstanding at June 30, 2025	143,544	$21.16	$—
Vested and Exercisable at June 30, 2025	38,227	$58.02	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at June 30, 2025 was approximately 6.2 years.

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

The following table summarizes the Company’s Common Warrant activity from March 31, 2025 to June 30, 2025:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2025	539,060	$9.60
Issued	—	—
Exercised	—	—
Outstanding at June 30, 2025	539,060	$9.60

Employee Stock Purchase Plan

In July 2023, the Board adopted, and subsequently on October 31, 2023, the Company's stockholders approved, the ESPP. The ESPP became effective on October 31, 2023. The Company reserved 3,750 shares of common stock for issuance thereunder. The ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 42 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the ESPP commenced on March 1, 2024. During the three months ended June 30, 2025 there were no shares issued under the ESPP. At June 30, 2025, there were 3,708 shares remaining available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at June 30, 2025:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	27,804
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the A&R 2022 Plan	111,574
Common stock reserved under the A&R 2022 Plan	196,627
Common stock reserved under the ESPP	3,708
Common stock reserved under the 2021 Inducement Equity Plan	83
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	—
Common stock issuable pursuant to restricted stock units outstanding under the A&R 2022 Plan	8,165
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	4,166
Common stock issuable pursuant to outstanding pre-funded warrants	—
Common stock issuable pursuant to outstanding common warrants	539,060
Total at June 30, 2025	891,187

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the Company's A&R 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the ESPP.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Research and development	$13	$26
General and administrative	65	130
Total	$78	$156

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2025 was approximately $0.5 million and the weighted average period over which these grants are expected to vest is 2.41 years.

The total unrecognized compensation cost related to unvested RSUs as of June 30, 2025 was less than $0.1 million, which will be recognized over a weighted average period of 0.10 years.

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

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Dividend yield	—	—
Volatility	118.70%	101.69%
Risk-free interest rate	4.07%	4.47%
Expected life of options	6 years	6 years
Weighted average grant date fair value	$1.68	$9.64

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended
	June 30, 2025*	June 30, 2024
Dividend yield	—	—
Volatility	0.00%	95.20%
Risk-free interest rate	0.00%	5.27%
Expected term	—	6 months
Grant date fair value	$—	$4.68

*There were no participants in the ESPP for the purchase periods that commenced on March 1, 2025.

The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption is based on U.S. Treasury rates. The expected life is the 6-month purchase period.

Note 5. Collaborative Research, Development, and License Agreements

License Agreements

BICO Group AB

In February 2022, the Company entered into a license agreement with Cellink AB and its subsidiaries (collectively, “BICO Group AB”), where the Company agreed to grant a non-exclusive license to BICO Group AB to use the Company’s aforementioned patents for its business operations of manufacturing and selling bioprinters as well as bioinks. As part of the license agreement, BICO Group AB agreed to pay the Company a one time, nonrefundable upfront fee of $1,500,000, as well as ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license, which is recorded as revenue. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the license agreement, and continues until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. For the three months ended June 30, 2025 and 2024, the Company recorded $37,000 and $25,000, respectively, of royalty revenue based on sales-based royalties from the license agreement.

Also as part of the license agreement, certain patents involved in the agreement are sublicensed by the Company from the University of Missouri. See below for further information.

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures and monitors each related legal issue and adjusts accruals as might be warranted based on new information and further developments. As of June 30, 2025, the Company recognized an accrual of $0.6 million (which was considered a financing fee related to the Offering discussed in Note 4. Stockholders' Equity) for the loss contingencies associated with the above described H.C. Wainwright complaint. Of the $0.6 million loss contingency accrual, $0.4 million is included in accrued expenses on the accompanying condensed consolidated balance sheets. The remaining $0.2 million of the loss contingency accrual is classified as a liability to be settled in equity on the accompanying condensed consolidated balance sheets. The liability to be settled in equity relates to a fixed number of warrants that were included in the complaint as part of the sought compensatory damages. The Company recorded the loss contingency accrual as it determined that an unfavorable outcome is probable or reasonably possible and believed that the amount or range of any possible loss was reasonably estimable. However, amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments, and the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. If one or more legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of June 30, 2025 (in thousands except the year and percentage):

June 30, 2025
ASSETS
Operating lease right-of-use assets	$755
Total lease right-of-use assets	$755

LIABILITIES
Current
Operating lease liability	$524
Noncurrent
Operating lease liability, net of current portion	$298
Total lease liabilities	$822

Weighted average remaining lease term:	1.58
Weighted average discount rate:	6%

Variable lease expense was approximately $39,000 and $1,000 for the three months ended June 30, 2025 and 2024, respectively. Operating lease expense was approximately $126,000 for the three months ended June 30, 2025 and 2024.

Cash outflows associated with the Company’s operating lease for the three months ended June 30, 2025 and 2024 were $134,000 and $130,000, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of June 30, 2025 are as follows (in thousands):

Fiscal year ending March 31, 2026	404
Fiscal year ending March 31, 2027	460
Total future lease payments	864
Less: Imputed interest	(42)
Total lease obligations	822
Less: Current obligations	(524)
Noncurrent lease obligations	$298

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

The Company is also potentially subject to concentrations of credit risk in its revenues and receivable accounts. The Company’s receivables to date have been derived from a relatively small number of customers and third parties. The Company makes judgment as to its ability to collect outstanding receivables and provides reserves against receivables for estimated losses that may result from a customer or third party's ability to pay. Specific amounts determined to be uncollectible are charged against the reserve. The Company has not historically experienced any receivable write-downs and management does not believe significant credit risk exists as of June 30, 2025.

Note 9. Related Parties

From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business. These agreements are ratified by the Board or a committee thereof pursuant to its related party transaction policy.

Viscient Biosciences (“Viscient”) is an entity for which Keith Murphy, the Company’s Executive Chairman, serves as the Chief Executive Officer and President. Certain board members of the company are investors of Viscient through convertible promissory notes, but do not serve as employees, officers or directors of Viscient.

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. During the second quarter of fiscal 2025 and first quarter of fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide the Company with certain testing services related to the Company's ongoing R&D. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three months ended June 30, 2025, the Company incurred $72,000 in R&D consulting expenses from Viscient. The Company did not incur any consulting expenses during the three months ended June 30, 2024. Additionally, for the three months ended June 30, 2025 and 2024, the Company provided no histology services to Viscient.

Note 10. Business Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company identified one operating segment in fiscal 2026, named the R&D segment, which did not impact prior periods. During fiscal 2026, the Company's operating segment was as follows:

Research & Development

The R&D segment focuses on providing testing of drugs and drug candidates in 3D human tissue models of liver and intestine, offering partners liver and intestinal toxicology insights using its NAM models. The Company plans to work with pharmaceutical and biotech companies at all stages of drug development to reduce the significant risk and cost of bringing therapeutics to market through the regulatory process and offer bespoke services in the areas of investigational toxicology, mechanism of drug action elucidation, and other applications of these complex human tissue models.

For purposes of evaluating performance and allocating resources, the Company’s CODM, its Executive Chairman, regularly reviews Consolidated Net Loss as reported in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss as compared to budget. The measure of segment assets is reported in the Condensed Consolidated Balance Sheets as Total Consolidated Assets.

In addition to the significant expense categories included within Consolidated Net Loss presented in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Loss, see below for disaggregated expense amounts for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Revenue
Royalty revenue	$37	$25
Product revenue	—	14
Total revenue	37	39
Operating expenses
Cost of revenues	—	2
Research and development expenses (a)(b)	932	1,318
Selling, general, and administrative expenses (a)(b)	1,881	1,879
Non-cash stock-based compensation (see Note 4)	78	156
Depreciation and amortization	61	70
Total operating expense	$2,952	$3,425
Consolidated operating loss	$(2,915)	$(3,386)

(a) Stock-based compensation expense of $13,000 and $26,000 related to research and development and $65,000 and $130,000, related to selling, general, and administration have been excluded for the three months ended June 30, 2025 and 2024, respectively.

(b) Depreciation and amortization expense of $56,000 and $58,000 related to research and development as well as $5,000 and $12,000 related to selling, general, and administration have been excluded for the three months ended June 30, 2025 and 2024, respectively.

Note 11. Subsequent Events

Letter Agreement with Aegis

On July 25, 2025, the Company entered into a letter agreement with SternAegis Ventures through Aegis Capital Corp. (“Aegis”), pursuant to which the Company retained Aegis to act as the Company’s non-exclusive financial advisor for a period of 12 months, unless earlier terminated pursuant to the terms of agreement. Pursuant to the agreement, the Company agreed to pay Aegis certain fees if the Company consummates, during the term of the agreement and in certain circumstances for a period of time thereafter (i) a placement of the Company’s securities, (ii) an acquisition, sale or purchase of all of the Company’s assets, business combination, merger or related change of control transaction, (iii) an acquisition of a third party, or (iv) a merger, business combination or other change of control transaction with a third party. The Company also agreed to reimburse Aegis for all actual, documented and reasonable out of pocket expenses, up to an agreed-upon cap.

Adam Stern, a member of the Company’s board of directors, is the Head of Private Equity Banking at Aegis and is the CEO of SternAegis Ventures.

Statement of Work to Intercompany Agreement with Viscient

Effective as of July 4, 2025, the Company added a Statement of Work to the Intercompany Agreement, where Viscient agreed to provide the Company with certain services related to the Company’s ongoing R&D until the earlier of six months from the effective date or the date that such services are completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. This management’s discussion and analysis contains forward-looking statements, such as statements related to our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on June 5, 2025, and discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q, that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Unless the context otherwise requires, the terms "VivoSim", the “Company”, “we”, “us” and “our” in this Quarterly Report on Form 10-Q refer to VivoSim Labs, Inc. and its wholly owned subsidiaries, Organovo, Inc. and VivoSim Inc.

Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2025, filed with the SEC on Form 10-K on June 5, 2025, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

We also advance product candidates to treat inflammatory bowel disease ("IBD") discovered and developed using our complex human tissue intestinal models. Prior to March 2025, we were a clinical stage biotechnology company that was focused on developing FXR314 in IBD, including ulcerative colitis ("UC"), based on demonstration of clinical promise in 3D human tissues as well as strong preclinical data. Our clinical focus was in advancing FXR314 in IBD, including UC and Crohn’s disease ("CD"). We planned to start a Phase 2a clinical trial in UC in the calendar year 2025 and were also exploring the potential for combination therapies using FXR314 and approved mechanisms in preclinical animal studies and our IBD disease models. We have also advanced a second program since 2023, a novel drug that will be a new chemical entity (“NCE”) to an undisclosed target discovered in our intestinal models to have activity for UC and CD. This drug program (the “Preclinical IBD Program”) has now left the in-silico phase in recent quarters, and has moved to medicinal chemistry stage, the real-world synthesis of novel candidate compounds.

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

We continue to advance our Preclinical IBD Program, with the goal of having a product candidate ready for an Investigational New Drug (“IND Application”) with the FDA by December 2026.

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

We have also used these human disease models to identify new molecular targets responsible for driving IBD and to explore the mechanism of action of known drugs including JAK inhibitors and related molecules. A portion of our internal research continues to focus on early stage internal drug discovery programs, validating targets, and testing potentially licensable or transactable external drug compounds to identify drug candidates for partnering and/or internal clinical development. This includes the Preclinical IND Program, which has reached a more mature stage than other efforts in this area.

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

There have been no significant changes to our critical accounting policies since March 31, 2025. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 5, 2025.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024:

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except %):

	Three Months Ended
	June 30,		Increase (decrease)
	2025	2024	$	%
Royalty revenue	$37	$25	$12	48%
Product revenue	$—	$14	$(14)	(100%)
Cost of revenues	$—	$2	$(2)	(100%)
Research and development	$1,001	$1,402	$(401)	(29%)
Selling, general and administrative	$1,951	$2,021	$(70)	(3%)
Other income	$72	$44	$28	64%

Revenues

For the three months ended June 30, 2025 and 2024, total revenue was less than $0.1 million. Royalty revenue is related to sales-based royalties from licensing intellectual property. Product revenue was zero and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Product revenue is related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025.

Cost of Revenues

For the three months ended June 30, 2025 and 2024, cost of revenues was zero and less than $0.1 million, respectively. Cost of revenue is related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	June 30, 2025	% of total	June 30, 2024	% of total	$	%
Research and development	$932	93%	$1,318	94%	$(386)	(29%)
Non-cash stock-based compensation	13	1%	26	2%	(13)	(50%)
Depreciation and amortization	56	6%	58	4%	(2)	(3%)
Total research and development expenses	$1,001	100%	$1,402	100%	$(401)	(29%)

For the three months ended June 30, 2025, total research and development expenses were $1.0 million, a decrease of $0.4 million, or approximately 29%, from the prior year period. Our average full-time research and development staff decreased from an average of fifteen full-time employees for the three months ended June 30, 2024 to an average of ten full-time employees for the three months ended June 30, 2025. Our operations for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 resulted in a $0.1 million decrease in personnel related costs and a $0.3 million decrease in materials related costs.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	June 30, 2025	% of total	June 30, 2024	% of total	$	%
Selling, general and administrative	$1,881	96%	$1,879	93%	$2	0%
Non-cash stock-based compensation	65	3%	130	6%	(65)	(50%)
Depreciation and amortization	5	1%	12	1%	(7)	(58%)
Total selling, general and administrative expenses	$1,951	100%	$2,021	100%	$(70)	(3%)

For the three months ended June 30, 2025 and 2024, total selling, general and administrative expenses were approximately $2.0 million, a decrease of approximately 3%, from the prior year period. Our average full-time selling, general and administrative staff decreased from an average of five full-time employees for the three months ended June 30, 2024 to an average of three full-time employees for the three months ended June 30, 2025. Our operations for the three months ended June 30, 2025 as compared to the three months ended June 20, 2024 resulted in a $0.2 million decrease in personnel related expenses which includes stock-based compensation, which was offset by a $0.2 million increase in consulting costs.

Other Income

Other income was $0.1 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively, which was related to interest income.

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

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2025, we had cash and cash equivalents of approximately $9.1 million, restricted cash of approximately $0.1 million and an accumulated deficit of $345.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $3.9 million during the three months ended June 30, 2025. At March 31, 2025, we had cash and cash equivalents of approximately $11.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $342.2 million.

At June 30, 2025, we had total current assets of approximately $9.7 million and current liabilities of approximately $2.1 million, resulting in working capital of $7.6 million. At March 31, 2025, we had total current assets of approximately $12.1 million and current liabilities of approximately $3.7 million, resulting in working capital of $8.4 million.

The following table summarizes the primary sources and uses of cash for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(3,940)	$(2,983)
Investing activities	—	20
Financing activities	1,683	6,249
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,257)	$3,286

Operating activities

Net cash used in operating activities for the three months ended June 30, 2025, was approximately $3.9 million as compared to $3.0 million used in operating activities for the three months ended June 30, 2024. This $0.9 million increase in operating cash usage can be attributed primarily to the timing of R&D projects and related payables.

Investing activities

There were no investing activities for the three months ended June 30, 2025. Net cash provided by investing activities was less than $0.1 million for the three months ended June 30, 2024, which consisted of interest income.

Financing activities

Net cash provided by financing activities was $1.7 million and $6.2 million for the three months ended June 30, 2025 and 2024, respectively. Financing activities consisted of the sale of common stock through at-the-market (“ATM”) share offerings for proceeds of approximately $1.8 million as well as the repayment of the insurance premium financing liability of $0.1 million for the three months ended June 30, 2025. Financing activities consisted of the sale of common stock through at-the-market (“ATM”) share offerings and a public offering of common stock and accompanying common warrants and pre-funded warrants for the three months ended June 30, 2024.

Operations funding requirements

Through June 30, 2025, we have financed our operations primarily through the sale of common stock through public offerings, including our ATM program, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, the sale of our FXR program, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2026 to be between $10 million and $11 million. Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

During the three months ended June 30, 2025, we issued 701,729 shares of common stock for net proceeds of approximately $1.8 million, all of which were sold pursuant to the 2024 Shelf. As of June 30, 2025, we have sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million and net proceeds of approximately $6.7 million. As of June 30, 2025, there was approximately $140.1 million available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through our ATM program under the 2024 ATM Prospectus, as amended on April 11, 2025.

In the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of the date of filing of this Quarterly Report, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, with such public float recalculated at the time of sale. If our public float meets or exceeds $75.0 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information under "Legal Matters" of Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for a discussion of our legal proceedings and contingencies.

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

Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 5, 2025.

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
•
We may not be successful in retaining, acquiring or in-licensing necessary rights to key technologies underlying our liver toxicology screening and research services platform or technologies relating to any of our other current or future services, product candidates or platforms we may develop.
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

*We will require access to a constant, steady, reliable supply of human cells to support our services and research and development activities.

As we pursue providing services and drug development through 3D tissues and disease models, we will require access to a constant, steady, reliable supply of human cells to support our services platform and 3D tissue activities. We purchase human cells from selected third-party suppliers based on quality assurance, cost effectiveness, and regulatory requirements. We need to continue to identify additional sources of qualified human cells and there can be no guarantee that we will be able to access the quantity and quality of raw materials needed at a cost-effective price. Any failure to obtain a reliable supply of sufficient human cells or a supply at cost effective prices would harm our business and our results of operations and could cause us to be unable to support our services platform and drug research and development efforts and could impact our ability to generate revenue.

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

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Moreover, we have the ability to sell up to $3.1 million of additional shares of our common stock to the public through an “at the market” offering pursuant to a Sales Agreement that we entered into with JonesTrading Institutional Services LLC on March 16, 2018 (the "Sales Agreement"). Any shares of common stock issued in the at-the-market ("ATM") offering will result in dilution to our existing stockholders.

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell shares of our common stock to the public through an ATM offering. As of June 30, 2025, we have issued and sold pursuant to the Sales Agreement an aggregate of 1,530,001 shares of our common stock for gross proceeds of approximately $52.0 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of the date of filing this quarterly report, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, with such public float recalculated at the time of sale. If our public float meets or exceeds $75.0 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Furthermore, the current U.S. administration has substantially departed from prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the current U.S. administration has initiated and is continuing to consider imposing additional tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the current U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our potential products, impact our ability to sell our products outside the United States or to sell our products outside the United States at competitive prices and/or to affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business and financial condition.

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

*Current and future legislation may increase the difficulty and cost of commercializing drug candidates and may affect the prices that can be charged if drug candidates are approved for commercialization.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price”, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount, equal to 70% off, effective as of 2019, the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

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

*Changes in government funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent our potential product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business, financial condition and results of operations.

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

Finally, there remains substantial uncertainty as to how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our potential product candidates. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our potential product candidates. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our potential product candidates, the commercial prospects for our potential product candidates may be harmed and our ability to generate revenue will be materially impaired.

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

Our financial statements as of June 30, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended March 31, 2025 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of June 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

As of June 30, 2025, we had total current assets of approximately $9.7 million and current liabilities of approximately $2.1 million, resulting in working capital of $7.6 million. We have generated operating losses each year since we began operations, including $2.9 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $345.0 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

Further, Brexit has led to, and could continue to lead to legislative and regulatory changes, which may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the United Kingdom, allowing for the relatively free exchange of personal data between the European Union and the United Kingdom (as the United Kingdom correspondingly allows transfer back to the EU), which was recently extended through December 27, 2025. However, the European Commission may suspend the Adequacy Decision if it considers that the United Kingdom no longer provides for an adequate level of data protection. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations.

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

On December 28, 2020, we entered into an intercompany agreement with Viscient and Organovo, Inc., our wholly-owned subsidiary (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement and subsequent statements of work entered into pursuant thereto, we agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells, and Viscient agreed to provide us certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, Viscient and we each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects to the other party at prices to be determined in good faith by the parties. During the second quarter of fiscal 2025 and first and second quarters of fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide us with certain testing services related to our ongoing research and development. Under the Intercompany Agreement, each party will retain its own prior intellectual property and will obtain new intellectual property rights within their respectively defined fields of use.

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

As a result of prior non-compliance with the Nasdaq requirement to maintain a minimum of $2,500,000 in stockholders’ equity, as set forth in Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”), we are to subject to a Mandatory Panel Monitor until April 30, 2026. If, within that one-year monitoring period, the Listing Qualifications Staff of Nasdaq (the “Staff”) finds us again out of compliance with Rule 5550(b)(1), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the initial Hearings Panel or a newly convened Hearings Panel if the initial Hearings Panel is unavailable. We will have the opportunity to respond/present to the Hearings Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). Our securities may be at that time delisted from Nasdaq.

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

The stock market is subject to significant price and volume fluctuations. The trading price of our common stock is, and is likely to continue to be, volatile. For example, during the quarter ended June 30, 2025, our closing stock price ranged from $1.41 to $2.23 per share. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

*Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of June 30, 2025, there were an aggregate of 3,490,984 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 348,419 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, 3,708 shares of common stock that may be issued through our 2023 Employee Stock Purchase Plan (“ESPP”), and 539,060 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

*We may not be successful in acquiring or in-licensing necessary rights to key technologies underlying our liver toxicology screening and research services platform or technologies relating to any of our other current or future services, product candidates or platforms we may develop.

We currently have rights to intellectual property, through licenses or agreements with third parties, to develop our liver toxicology screening and research services platform, and we expect to seek to expand our intellectual property footprint related to this platform in part by acquiring the rights from Viscient, through licenses or otherwise, to certain key technologies related to this platform. Although we have succeeded in licensing technologies from Viscient and other third parties in past, we can give no assurance that we will be able to in-license or acquire the rights to all technologies or intellectual property relevant to our liver toxicology screening and research services platform from Viscient on acceptable terms, or at all.

Moreover, we expect that the future growth of our business will depend in part on our ability to in-license or acquire the rights to develop additional services, platforms, product candidates and technologies from one or more third parties, and such rights or licenses may not be available on acceptable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a highly competitive area, and other companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. Such companies may have a competitive advantage over us, e.g., due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Even if we were able to obtain any such license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities

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

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2012).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2018).

3.3	Certificate of Second Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 17, 2020).

3.4	Certificate of Third Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2025).

3.5	Certificate of Fourth Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2025).

3.6	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K as filed with the SEC on April 24, 2025).

4.1	Form of Common Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

31.1	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Norman Staskey, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Keith Murphy, Principal Executive Officer, and Norman Staskey, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

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

VIVOSIM LABS, INC.

Date: August 12, 2025	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Norman Staskey
	Name:	Norman Staskey
	Title:	Chief Financial Officer (Principal Financial Officer)