Form 10-Q
period 2025-09-30
VivoSim Labs, INC.
filed 2025-11-06
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025, a total of 2,607,962 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

VIVOSIM LABS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVOSIM LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	September 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,677	$11,312
Accounts receivable	32	30
Prepaid expenses and other current assets	882	789
Total current assets	7,591	12,131
Fixed assets, net	300	419
Restricted cash	143	143
Operating lease right-of-use assets	641	867
Escrow receivable	1,008	1,000
Prepaid expenses and other assets, net	3	90
Total assets	$9,686	$14,650
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$580	$1,644
Accrued expenses	771	1,226
Insurance premium financing liability	352	128
Liability to be settled in equity	218	218
Operating lease liability, current portion	528	521
Total current liabilities	2,449	3,737
Operating lease liability, net of current portion	172	421
Total liabilities	2,621	4,158
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 2,607,962 and 1,898,068 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively	3	2
Additional paid-in capital	354,607	352,648
Accumulated deficit	(347,545)	(342,157)
Treasury stock, 3 shares at cost	—	(1)
Total stockholders’ equity	7,065	10,492
Total Liabilities and Stockholders’ Equity	$9,686	$14,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Royalty revenue	$28	$28	$65	$53
Product revenue	—	2	—	16
Total Revenues	28	30	65	69
Cost of revenues	—	1	—	3
Research and development expenses	923	984	1,924	2,386
Selling, general and administrative expenses	1,740	1,653	3,691	3,674
Total costs and expenses	2,663	2,638	5,615	6,063
Loss from Operations	(2,635)	(2,608)	(5,550)	(5,994)
Other Income (Expense)
Interest income	92	59	168	103
Interest expense	—	—	(4)	—
Total Other Income	92	59	164	103
Income Tax Expense	(2)	—	(2)	(2)
Net Loss	$(2,545)	$(2,549)	$(5,388)	$(5,893)
Other Comprehensive loss:
Unrealized gain on available-for-sale debt securities	$—	$1	$—	$1
Comprehensive Loss	$(2,545)	$(2,548)	$(5,388)	$(5,892)
Net loss per common share—basic and diluted	$(0.98)	$(1.68)	$(2.11)	$(4.32)
Weighted average shares used in computing net loss per common share—basic and diluted	2,604,950	1,499,544	$2,554,419	1,361,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Three and Six Months Ended September 30, 2025

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2025	1,898	$2	$352,648	—	$(1)	$(342,157)	$—	$10,492
Retirement of treasury stock	—	—	(1)	—	1	—	—	—
Issuance of common stock from public offering, net	702	1	1,810	—	—	—	—	1,811
Stock-based compensation expense	—	—	78	—	—	—	—	78
Net loss	—	—	—	—	—	(2,843)	—	(2,843)
Balance at June 30, 2025	2,600	$3	$354,535	—	$—	$(345,000)	$—	$9,538
Issuance of common stock under employee and director stock option, RSU, and purchase plans	8	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	72	—	—	—	—	72
Net loss	—	—	—	—	—	(2,545)	—	(2,545)
Balance at September 30, 2025	2,608	$3	$354,607	—	$—	$(347,545)	$—	$7,065

	Three and Six Months Ended September 30, 2024

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2024	840	$1	$343,270	—	$(1)	$(339,669)	$—	$3,601
Issuance of common stock from exercise of pre-funded warrants	115	—	1	—	—	—	—	1
Issuance of common stock from public offering, net	243	—	6,248	—	—	—	—	6,248
Stock-based compensation expense	—	—	156	—	—	—	—	156
Net loss	—	—	—	—	—	(3,344)	—	(3,344)
Balance at June 30, 2024	1,198	$1	$349,675	—	$(1)	$(343,013)	$—	$6,662
Issuance of common stock from exercise of pre-funded warrants	83	—	1	—	—	—	—	1
Stock-based compensation expense	—	—	155	—	—	—	—	155
Financing Fees	—	—	(590)	—	—	—	—	(590)
Net loss	—	—	—	—	—	(2,549)	—	(2,549)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	1	1
Balance at September 30, 2024	1,281	$1	$349,241	—	$(1)	$(345,562)	$1	$3,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended	Six Months Ended
	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities
Net loss	$(5,388)	$(5,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accretion on escrow receivable	(8)	—
Accretion on investments	—	(33)
Write-downs of inventory	—	160
Depreciation and amortization	120	138
Stock-based compensation	150	311
Non-cash lease expense	226	212
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2)	4
Inventory	—	(503)
Prepaid expenses and other assets	345	255
Accounts payable	(1,064)	(208)
Accrued expenses	(455)	152
Operating lease liability	(242)	(220)
Net cash used in operating activities	(6,318)	(5,625)
Cash Flows From Investing Activities
Purchases of fixed assets	—	(13)
Purchases of investments	—	(2,467)
Maturities of investments	—	2,500
Net cash provided by investing activities	—	20
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	1,811	5,878
Repayment of insurance premium financing liability	(128)	—
Net cash provided by financing activities	1,683	5,878
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,635)	273
Cash, cash equivalents, and restricted cash at beginning of period	11,455	3,044
Cash, cash equivalents, and restricted cash at end of period	$6,820	$3,317
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$6,677	$3,174
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$6,820	$3,317
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2
Financed insurance premium exchanged for prepaid insurance	$352	$385
Liability to be settled in equity	$—	$218
Interest paid	$4	$—

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had cash and cash equivalents of approximately $6.7 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $347.5 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreements for its facilities. The Company also had negative cash flows from operations of approximately $6.3 million during the six months ended September 30, 2025. As of September 30, 2025, the Company had total current assets of approximately $7.6 million and current liabilities of approximately $2.4 million, resulting in working capital of $5.2 million.

Through September 30, 2025, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the six months ended September 30, 2025, the Company issued 701,729 shares of its common stock through its ATM facility, for net proceeds of approximately $1.8 million.

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

Insurance Premium Financing Liability

In September 2025, the Company entered into an insurance premium financing agreement for $0.4 million, with a term of nine months and an annual interest rate of 7.82%. The Company made a down payment of 10% and is required to make monthly principal and interest payments of $40,468 over the term of the agreement, which will mature in June 2026. The insurance premium financing liability was approximately $0.4 million and $0.1 million as of September 30, 2025 and March 31, 2025, respectively. Related prepaid insurance at September 30, 2025 and March 31, 2025 of $0.4 million and $0.2 million, respectively, is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share includes the assumed exercise of any outstanding pre-funded warrants, and excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2023 Employee Stock Purchase Plan ("ESPP"), the assumed vesting of restricted stock units ("RSUs"), the exercise of common warrants, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the six months ended September 30, 2025 and 2024 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 0.7 million shares and 0.9 million shares at September 30, 2025 and 2024, respectively. The common stock equivalents excluded include unexercised stock options and common warrants.

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

Note 3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Accrued payroll and other employee benefits	$229	$652
Accrued legal and professional fees	533	515
Other accrued expenses	9	59
	$771	$1,226

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

During the three months and six months ended September 30, 2025, the Company issued zero and 701,729 shares of common stock in ATM offerings, respectively, for net proceeds of approximately $1.8 million, pursuant to the 2024 Shelf. As of September 30, 2025, the Company has sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million. As of September 30, 2025, there was approximately $140.1 million unallocated and available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through the Company’s ATM program under the 2024 ATM Prospectus.

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

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the three months ended September 30, 2025:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2025	8,165	$6.57
Granted	—	$—
Vested	(8,165)	$6.57
Cancelled / forfeited	—	$—
Unvested at September 30, 2025	—	$—

Stock Options

During the six months ended September 30, 2025, under the A&R 2022 Plan, 47,974 stock options were granted at various exercise prices.

On August 5, 2024, the Company granted 83,841 stock options to its Executive Chairman under the A&R 2022 Plan. Of the stock options granted, 47,910 will vest evenly on an annual basis over three years. 11,977 of the options granted have unique vesting criteria based on market conditions, more specifically the Company's stock price. As the market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The stock options will be expensed over their determined requisite service periods. The remaining 23,954 options granted have unique vesting criteria based on specific Company performance conditions. The vesting criteria for 11,977 of these options includes the Company achieving cumulative revenue of $1.5 million. The vesting criteria for the remaining 11,977 options includes the Company entering into a definitive agreement that constitutes a major strategic partnership, at the discretion of the Board. As of September 30, 2025, no performance conditions have been met. The grant date fair value of the performance based awards is $118,000 in the aggregate, which will be recognized when the performance condition is probable of being satisfied.

The following table summarizes the Company’s stock option activity from March 31, 2025 to September 30, 2025:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2025	141,397	$22.66	$—
Options granted	47,974	$1.81	$—
Options cancelled / forfeited	(2,552)	$14.51	$—
Options expired	(5,239)	$33.28	$—
Outstanding at September 30, 2025	181,580	$16.96	$—
Vested and Exercisable at September 30, 2025	56,268	$42.03	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at September 30, 2025 was approximately 8.49 years.

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

The following table summarizes the Company’s Common Warrant activity from March 31, 2025 to September 30, 2025:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2025	539,060	$9.60
Issued	—	—
Exercised	—	—
Outstanding at September 30, 2025	539,060	$9.60

Employee Stock Purchase Plan

In July 2023, the Board adopted, and subsequently on October 31, 2023, the Company's stockholders approved, the ESPP. The ESPP became effective on October 31, 2023. The Company reserved 3,750 shares of common stock for issuance thereunder. The ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 42 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the ESPP commenced on March 1, 2024. During the six months ended September 30, 2025 there were no shares issued under the ESPP. At September 30, 2025, there were 3,708 shares remaining available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at September 30, 2025:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	27,780
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the A&R 2022 Plan	149,634
Common stock reserved under the A&R 2022 Plan	166,756
Common stock reserved under the ESPP	3,708
Common stock reserved under the 2021 Inducement Equity Plan	83
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	—
Common stock issuable pursuant to restricted stock units outstanding under the A&R 2022 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	4,166
Common stock issuable pursuant to outstanding pre-funded warrants	—
Common stock issuable pursuant to outstanding common warrants	539,060
Total at September 30, 2025	891,187

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the Company's A&R 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the ESPP.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Research and development	$13	$25	$26	$51
General and administrative	59	130	124	260
Total	$72	$155	$150	$311

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2025 was approximately $0.5 million and the weighted average period over which these grants are expected to vest is 2.48 years.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Dividend yield	—	—	—	—
Volatility	111.00%	99.00%	112.30%	99.37%
Risk-free interest rate	3.83%	3.64%	3.87%	3.75%
Expected life of options	6 years	6 years	6 years	6 years
Weighted average grant date fair value	$1.50	$5.11	1.53	$5.67

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2025*	September 30, 2024	September 30, 2025*	September 30, 2024
Dividend yield	—	—	—	—
Volatility	0.00%	95.20%	0.00%	95.20%
Risk-free interest rate	0.00%	5.27%	0.00%	5.27%
Expected term	—	6 months	—	6 months
Grant date fair value	$—	$4.68	$—	$4.68

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

Note 5. Collaborative Research, Development, and License Agreements

License Agreements

BICO Group AB

In February 2022, the Company entered into a license agreement with Cellink AB and its subsidiaries (collectively, “BICO Group AB”), where the Company agreed to grant a non-exclusive license to BICO Group AB to use the Company’s aforementioned patents for its business operations of manufacturing and selling bioprinters as well as bioinks. As part of the license agreement, BICO Group AB agreed to pay the Company a one time, nonrefundable upfront fee of $1,500,000, as well as ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license, which is recorded as revenue. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the license agreement, and continues until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. For the three and six months ended September 30, 2025, the Company recorded $28,000 and $65,000 of royalty revenue, respectively, based on sales-based royalties from the license Agreement. Royalty revenue presented on the statements of operations and other comprehensive loss was $28,000 and $53,000 for the three and six months ended September 30, 2024, respectively.

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

On August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against the Company in the State of New York alleging that the Company breached a tail financing provision included in an engagement agreement the Company entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, the Company filed an answer to the complaint and on September 2, 2025, the Company filed an amended answer and counterclaimed for rescission, fraudulent inducement, and breach of contract, alleging that the Court should rescind the engagement agreement and award the Company damages, interest, costs, and attorneys’ fees because H.C. Wainwright misrepresented the services it would provide and breached its duties to the Company under the engagement agreement. H.C. Wainwright currently is scheduled to respond to the Company's counterclaims no later than November 7, 2025. The Company is defending against H.C. Wainwright’s claims and pursuing its counterclaims vigorously, but there is no guarantee that the Company will be successful in these efforts.

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures and monitors each related legal issue and adjusts accruals as might be warranted based on new information and further developments. As of September 30, 2025, the Company recognized an accrual of $0.6 million (which was considered a financing fee related to the Offering discussed in Note 4. Stockholders' Equity) for the loss contingencies associated with the above described H.C. Wainwright complaint. Of the $0.6 million loss contingency accrual, $0.4 million is included in accrued expenses on the accompanying condensed consolidated balance sheets. The remaining $0.2 million of the loss contingency accrual is classified as a liability to be settled in equity on the accompanying condensed consolidated balance sheets. The liability to be settled in equity relates to a fixed number of warrants that were included in the complaint as part of the sought compensatory damages. The Company recorded the loss contingency accrual as it determined that an unfavorable outcome is probable or reasonably possible and believed that the amount or range of any possible loss was reasonably estimable. However, amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments, and the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. If one or more legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of September 30, 2025 (in thousands except the year and percentage):

September 30, 2025
ASSETS
Operating lease right-of-use assets	$641
Total lease right-of-use assets	$641

LIABILITIES
Current
Operating lease liability	$528
Noncurrent
Operating lease liability, net of current portion	$172
Total lease liabilities	$700

Weighted average remaining lease term:	1.33
Weighted average discount rate:	6%

Variable lease expense was approximately $34,000 and $73,000 for the three and six months ended September 30, 2025, respectively, and approximately $22,000 and $23,000 for the three and six months ended September 30, 2024, respectively. Operating lease expense was approximately $126,000 and $252,000 for the three and six months ended September 30, 2025, respectively, and approximately $126,000 and $252,000 for the three and six months ended September 30, 2024, respectively.

Cash outflows associated with the Company’s operating lease for the three and six months ended September 30, 2025, were approximately $134,000 and $267,000, respectively, and approximately $130,000 and $260,000 for the three and six months ended September 30, 2024, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of September 30, 2025 are as follows (in thousands):

Fiscal year ending March 31, 2026	271
Fiscal year ending March 31, 2027	459
Total future lease payments	730
Less: Imputed interest	(30)
Total lease obligations	700
Less: Current obligations	(528)
Noncurrent lease obligations	$172

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

The Company is also potentially subject to concentrations of credit risk in its revenues and receivable accounts. The Company’s receivables to date related to royalty revenue have been derived from one customer. The Company makes judgment as to its ability to collect outstanding receivables and provides reserves against receivables for estimated losses that may result from a customer or third party's ability to pay. Specific amounts determined to be uncollectible are charged against the reserve. The Company has not historically experienced any receivable write-downs and management does not believe significant credit risk exists as of September 30, 2025.

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. During the second quarter of fiscal 2025, first quarter of fiscal 2026, and second quarter of fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide the Company with certain testing services related to the Company's ongoing R&D. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three and six months ended September 30, 2025, the Company incurred $144,000 and $216,000 in R&D consulting expenses from Viscient, respectively. As of September 30, 2025 and March 31, 2025, the accounts payable balance to Viscient was approximately $68,000 and zero, respectively. For each of the three and six months ended September 30, 2024, the Company incurred $70,000 of toxicity testing services from Viscient. Additionally, for the three and six months ended September 30, 2025 and 2024, the Company provided approximately $5,000 and $4,000 of histology services to Viscient, respectively.

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

In addition to the significant expense categories included within Consolidated Net Loss presented in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Loss, see below for disaggregated expense amounts for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Royalty revenue	$28	$28	$65	$53
Product revenue	—	2	—	16
Total revenue	28	30	65	69
Operating expenses
Cost of revenues	—	1	—	3
Research and development expenses (a)(b)	855	902	1,787	2,220
Selling, general, and administrative expenses (a)(b)	1,677	1,511	3,558	3,391
Non-cash stock-based compensation (see Note 4)	72	155	150	311
Depreciation and amortization	59	69	120	138
Total operating expense	$2,663	$2,638	$5,615	$6,063
Consolidated operating loss	$(2,635)	$(2,608)	$(5,550)	$(5,994)

(a) Stock-based compensation expense of $13,000 and $26,000 related to research and development and $59,000 and $124,000, related to selling, general, and administration have been excluded for the three and six months ended September 30, 2025, respectively. Stock-based compensation expense of $25,000 and $51,000 related to research and development and $130,000 and $260,000, related to selling, general, and administration have been excluded for the three and six months ended September 30, 2024, respectively.

(b) Depreciation and amortization expense of $55,000 and $111,000 related to research and development as well as $4,000 and $9,000 related to selling, general, and administration have been excluded for the three and six months ended September 30, 2025, respectively. Depreciation and amortization expense of $57,000 and $115,000 related to research and development as well as $12,000 and $23,000 related to selling, general, and administration have been excluded for the three and six months ended September 30, 2024, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024:

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands, except %):

	Three Months Ended
	September 30,		Increase (decrease)
	2025	2024	$	%
Royalty revenue	$28	$28	$—	0%
Product revenue	$—	$2	$(2)	(100%)
Cost of revenues	$—	$1	$(1)	(100%)
Research and development	$923	$984	$(61)	(6%)
Selling, general and administrative	$1,740	$1,653	$87	5%
Other income	$92	$59	$33	56%

Revenues

For the three months ended September 30, 2025 and 2024, total revenue was less than $0.1 million. Royalty revenue is related to sales-based royalties from licensing intellectual property. We expect royalty revenue to remain consistent going forward. Product revenue was zero and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Product revenue is related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025.

Cost of Revenues

For the three months ended September 30, 2025 and 2024, cost of revenues was zero and less than $0.1 million, respectively. Cost of revenue is related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	September 30, 2025	% of total	September 30, 2024	% of total	$	%
Research and development	$855	93%	$902	91%	$(47)	(5%)
Non-cash stock-based compensation	13	1%	25	3%	(12)	(48%)
Depreciation and amortization	55	6%	57	6%	(2)	(4%)
Total research and development expenses	$923	100%	$984	100%	$(61)	(6%)

For the three months ended September 30, 2025, total research and development expenses were $0.9 million, a decrease of approximately $0.1 million, or 6%, from the prior year period. Our average full-time research and development staff decreased from an average of fourteen full-time employees for the three months ended September 30, 2024, to an average of nine full-time employees for the three months ended September 30, 2025. Our operations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 resulted in a $0.3 million decrease in personnel related expenses, which included salary and share-based compensation expense, due to the decrease in headcount. These decreases were offset by a $0.2 million increase in materials related costs, mainly due to the capitalization of materials costs in the prior fiscal year. Going forward, we expect research and development expenses to decrease, cost of revenues to increase, and service revenue to increase as we execute our service model.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	September 30, 2025	% of total	September 30, 2024	% of total	$	%
Selling, general and administrative	$1,677	96%	$1,511	91%	$166	11%
Non-cash stock-based compensation	59	3%	130	8%	(71)	(55%)
Depreciation and amortization	4	1%	12	1%	(8)	(67%)
Total selling, general and administrative expenses	$1,740	100%	$1,653	100%	$87	5%

For the three months ended September 30, 2025, total selling, general and administrative expenses were approximately $1.7 million, an increase of approximately $0.1 million, or 5%, from the prior year period. Our average full-time selling, general and administrative staff decreased from an average of five full-time employees for the three months ended September 30, 2024 to an average of four full-time employees for the three months ended September 30, 2025. Our operations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 resulted in a $0.1 million increase in personnel related expenses. Of the $0.1 million increase in personnel expenses, there was $0.2 million increase in recruiting expenses, which was offset by $0.1 decrease in stock-based compensation.

Other Income

Other income was approximately $0.1 million and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively, which was related to interest income.

Comparison of the six months ended September 30, 2025 and 2024:

The following table summarizes our results of operations for the six months ended September 30, 2025 and 2024 (in thousands, except %):

	Six Months Ended
	September 30,		Increase (decrease)
	2025	2024	$	%
Royalty revenue	$65	$53	$12	23%
Product revenue	$—	$16	$(16)	(100%)
Cost of revenues	$—	$3	$(3)	(100%)
Research and development	$1,924	$2,386	$(462)	(19%)
Selling, general and administrative	$3,691	$3,674	$17	0%
Other income	$164	$103	$61	59%

Revenues

For each of the six months ended September 30, 2025 and 2024, total revenue was $0.1 million. Royalty revenue is related to sales-based royalties from licensing intellectual property. We expect royalty revenue to remain consistent going forward. Product revenue was zero and less than $0.1 million for the six months ended September 30, 2025 and 2024, respectively. Product revenue is related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025.

Cost of Revenues

For the six months ended September 30, 2025 and 2024, total cost of revenues was zero and less than $0.1 million, respectively, and related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended September 30, 2025 and 2024 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2025	% of total	September 30, 2024	% of total	$	%
Research and development	$1,787	93%	$2,220	93%	$(433)	(20%)
Non-cash stock-based compensation	26	1%	51	2%	(25)	(49%)
Depreciation and amortization	111	6%	115	5%	(4)	(3%)
Total research and development expenses	$1,924	100%	$2,386	100%	$(462)	(19%)

For the six months ended September 30, 2025, total research and development expenses were $1.9 million, a decrease of $0.5 million, or approximately 19%, from the prior year period. Our average full-time research and development staff decreased from an average of fourteen full-time employees for the six months ended September 30, 2024 to an average of nine full-time employees for the six months ended September 30, 2025. Our operations for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024 resulted in a $0.4 million decrease in personnel related costs, which includes stock-based compensation, due to the decrease in headcount. Our fiscal 2026 operations also resulted in a $0.1 million decrease in materials related costs, mainly due to the capitalization of materials costs in the prior fiscal year. Going forward, we expect research and development expenses to decrease, cost of revenues to increase, and service revenue to increase as we execute our service model.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended September 30, 2025 and 2024 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2025	% of total	September 30, 2024	% of total	$	%
Selling, general and administrative	$3,558	97%	$3,391	92%	$167	5%
Non-cash stock-based compensation	124	3%	260	7%	(136)	(52%)
Depreciation and amortization	9	0%	23	1%	(14)	(61%)
Total selling, general and administrative expenses	$3,691	100%	$3,674	100%	$17	0%

For the six months ended September 30, 2025 and 2024, total selling, general and administrative expenses were approximately $3.7 million, approximately the same as prior year period. Our average full-time selling, general and administrative staff decreased from an average of five full-time employees for the six months ended September 30, 2024 to an average of four full-time employees for the six months ended September 30, 2025. Our operations for the six months ended September 30, 2025 as compared to the six months ended September 20, 2024 resulted in a $0.1 million decrease in personnel related expenses, which includes stock-based compensation, due to the decrease in headcount. Our fiscal 2026 operations also resulted in a $0.1 million decrease in general corporate costs, which includes legal and investor relations expenses. These decreases were offset by a $0.2 million increase in consulting costs, which is related to strategic consultants and services that were used for our service model.

Other Income

Other income was approximately $0.2 million and $0.1 million for the six months ended September 30, 2025 and 2024, respectively, which was related to interest income.

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

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2025, we had cash and cash equivalents of approximately $6.7 million, restricted cash of approximately $0.1 million and an accumulated deficit of $347.5 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $6.3 million during the six months ended September 30, 2025. At March 31, 2025, we had cash and cash equivalents of approximately $11.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $342.2 million.

At September 30, 2025, we had total current assets of approximately $7.6 million and current liabilities of approximately $2.4 million, resulting in working capital of $5.2 million. At March 31, 2025, we had total current assets of approximately $12.1 million and current liabilities of approximately $3.7 million, resulting in working capital of $8.4 million.

The following table summarizes the primary sources and uses of cash for the six months ended September 30, 2025 and 2024 (in thousands):

	Six Months Ended
	September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(6,318)	$(5,625)
Investing activities	—	20
Financing activities	1,683	5,878
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,635)	$273

Operating activities

Net cash used in operating activities for the six months ended September 30, 2025, was approximately $6.3 million as compared to $5.6 million used in operating activities for the six months ended September 30, 2024. This $0.7 million increase in operating cash usage can be attributed primarily to the timing of payables and R&D projects.

Investing activities

There were no investing activities for the six months ended September 30, 2025. Net cash provided by investing activities was less than $0.1 million for the six months ended September 30, 2024, which consisted of interest income.

Financing activities

Net cash provided by financing activities was $1.7 million and $5.9 million for the six months ended September 30, 2025 and 2024, respectively. Financing activities consisted of the sale of common stock through at-the-market (“ATM”) share offerings for proceeds of approximately $1.8 million as well as the repayment of the insurance premium financing liability of $0.1 million for the six months ended September 30, 2025. Financing activities consisted of the sale of common stock through at-the-market ("ATM") share offerings and a public offering of common stock and accompanying common warrants and pre-funded warrants for the six months ended September 30, 2024.

Operations funding requirements

Through September 30, 2025, we have financed our operations primarily through the sale of common stock through public offerings, including our ATM program, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, the sale of our FXR program, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2026 to be between $10 million and $12 million. Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

During the six months ended September 30, 2025, we issued 701,729 shares of common stock for net proceeds of approximately $1.8 million, all of which were sold pursuant to the 2024 Shelf. As of September 30, 2025, we have sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million and net proceeds of approximately $6.7 million. As of September 30, 2025, there was approximately $140.1 million available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through our ATM program under the 2024 ATM Prospectus, as amended on April 11, 2025.

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

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell shares of our common stock to the public through an ATM offering. As of September 30, 2025, we have issued and sold pursuant to the Sales Agreement an aggregate of 1,530,001 shares of our common stock for gross proceeds of approximately $52.0 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of the date of filing this quarterly report, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, with such public float recalculated at the time of sale. If our public float meets or exceeds $75.0 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Our business, financial condition and share price could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. There can be no assurances that further deterioration in the credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our results of operations or financial condition. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time.

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

Recently, beginning on October 1, 2025, the U.S. government shut down and remains shut down as of the date of this filing, during which time certain regulatory agencies, such as the FDA and the SEC, has furloughed certain employees and stopped certain activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. While we continue to monitor developments, there is no assurance that affected government employees or contractors will be reinstated and that government-funded programs will resume. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory and policy changes. In addition, there may be delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. Average review times at the agency have fluctuated in recent years as a result.

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

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for our potential product candidates to be reviewed or approved by necessary government agencies, which could adversely affect our business, financial condition and results of operations. With the change in presidential administrations in 2025, there is substantial uncertainty as to how the current U.S. administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Additionally, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop certain critical activities. The current U.S. administration also recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if the current government shutdown continues, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the current U.S. federal government shutdown, it will not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

Our financial statements as of September 30, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended March 31, 2025 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of September 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

As of September 30, 2025, we had total current assets of approximately $7.6 million and current liabilities of approximately $2.4 million, resulting in working capital of $5.2 million. We have generated operating losses each year since we began operations, including $5.6 million and $6.0 million for the six months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $347.5 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act — which went into effect on January 1, 2020 — is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). As of January 1, 2023, the California Consumer Privacy Act (as amended and expanded by the California Privacy Rights Act) is in full effect, and enforcement by California’s dedicated privacy enforcement agency began in 2023. While California was first among the states in adopting comprehensive data privacy legislation similar to the GDPR, many other states are following suit. Similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023 while laws in Oregon, Montana, and Texas went into effect in 2024. Additionally, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Rhode Island, and Tennessee have adopted privacy laws, which took or take effect from January 1, 2025 through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the California Privacy Rights Act), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024, Nevada's Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut's amendments to its privacy law to address health data, which became effective in 2023. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal data could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal data, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

The stock market is subject to significant price and volume fluctuations. The trading price of our common stock is, and is likely to continue to be, volatile. For example, during the quarter ended September 30, 2025, our closing stock price ranged from $1.45 to $4.78 per share. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

*Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of September 30, 2025, there were an aggregate of 3,499,149 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 348,419 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, 3,708 shares of common stock that may be issued through our 2023 Employee Stock Purchase Plan (“ESPP”), and 539,060 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect, or a Unitary Patent. Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a relatively new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the unitary patent system.

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

*We may not be successful in retaining, acquiring or in-licensing necessary rights to key technologies underlying our liver toxicology screening and research services platform or technologies relating to any of our other current or future services, product candidates or platforms we may develop.

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

For example, on August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against us in the State of New York alleging that we breached a tail financing provision included in an engagement agreement we entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, we filed an answer to the complaint and on September 2, 2025, we filed an amended answer and counterclaimed for rescission, fraudulent inducement, and breach of contract, alleging that the Court should rescind the engagement agreement and award us damages, interest, costs, and attorneys’ fees because H.C. Wainwright misrepresented the services it would provide and breached its duties to us under the engagement agreement. H.C. Wainwright currently is scheduled to respond to our counterclaims no later than November 7, 2025. We are defending against H.C. Wainwright’s claims and pursuing our counterclaims vigorously, but there is no guarantee that we will be successful in these efforts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities

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

10.1

Offer Letter, dated July 25, 2025, between the Company and Tony Lialin (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 14, 2025).

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

VIVOSIM LABS, INC.

Date: November 6, 2025	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Norman Staskey
	Name:	Norman Staskey
	Title:	Chief Financial Officer (Principal Financial Officer)