Form 10-Q
period 2025-12-31
VivoSim Labs, INC.
filed 2026-02-11
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 1, 2026, a total of 2,607,962 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

VIVOSIM LABS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVOSIM LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	December 31, 2025	March 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,288	$11,312
Accounts receivable	33	30
Escrow receivable	1,011	—
Prepaid expenses and other current assets	709	789
Total current assets	6,041	12,131
Fixed assets, net	248	419
Restricted cash	143	143
Operating lease right-of-use assets	525	867
Escrow receivable	—	1,000
Prepaid expenses and other assets, net	3	90
Total assets	$6,960	$14,650
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$671	$1,644
Accrued expenses	818	1,226
Insurance premium financing liability	235	128
Liability to be settled in equity	218	218
Operating lease liability, current portion	533	521
Total current liabilities	2,475	3,737
Operating lease liability, net of current portion	44	421
Total liabilities	2,519	4,158
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 2,607,962 and 1,898,068 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	3	2
Additional paid-in capital	354,674	352,648
Accumulated deficit	(350,236)	(342,157)
Treasury stock, 3 shares at cost at December 31, 2025 and March 31, 2025	—	(1)
Total stockholders’ equity	4,441	10,492
Total Liabilities and Stockholders’ Equity	$6,960	$14,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Revenues
Royalty revenue	$26	$15	$91	$68
Product revenue	—	9	—	25
Total Revenues	26	24	91	93
Cost of revenues	—	2	—	5
Research and development expenses	1,140	1,780	3,064	4,166
Selling, general and administrative expenses	1,636	1,710	5,327	5,384
Total costs and expenses	2,776	3,492	8,391	9,555
Loss from Operations	(2,750)	(3,468)	(8,300)	(9,462)
Other Income (Expense)
Interest income	63	26	231	129
Interest expense	(4)	(5)	(8)	(5)
Total Other Income	59	21	223	124
Income Tax Expense	—	—	(2)	(2)
Net Loss	$(2,691)	$(3,447)	$(8,079)	$(9,340)
Other Comprehensive loss:
Unrealized loss on available-for-sale debt securities	$—	$(1)	$—	$—
Comprehensive Loss	$(2,691)	$(3,448)	$(8,079)	$(9,340)
Net loss per common share—basic and diluted	$(1.03)	$(2.28)	$(3.14)	$(6.60)
Weighted average shares used in computing net loss per common share—basic and diluted	2,607,962	1,504,713	2,572,331	1,409,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Three and Nine Months Ended December 31, 2025
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2025	1,898	$2	$352,648	—	$(1)	$(342,157)	$—	$10,492
Retirement of treasury stock	—	—	(1)	—	1	—	—	—
Issuance of common stock from public offering, net	702	1	1,810	—	—	—	—	1,811
Stock-based compensation expense	—	—	78	—	—	—	—	78
Net loss	—	—	—	—	—	(2,843)	—	(2,843)
Balance at June 30, 2025 (Unaudited)	2,600	$3	$354,535	—	$—	$(345,000)	$—	$9,538
Issuance of common stock under employee and director stock option, RSU, and purchase plans	8	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	72	—	—	—	—	72
Net loss	—	—	—	—	—	(2,545)	—	(2,545)
Balance at September 30, 2025 (Unaudited)	2,608	$3	$354,607	—	$—	$(347,545)	$—	$7,065
Stock-based compensation expense	—	—	67	—	—	—	—	67
Net loss	—	—	—	—	—	(2,691)	—	(2,691)
Balance at December 31, 2025 (Unaudited)	2,608	$3	$354,674	—	$—	$(350,236)	$—	$4,441

	Three and Nine Months Ended December 31, 2024
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2024	840	$1	$343,270	—	$(1)	$(339,669)	$—	$3,601
Issuance of common stock from exercise of pre-funded warrants	115	—	1	—	—	—	—	1
Issuance of common stock from public offering, net	243	—	6,248	—	—	—	—	6,248
Stock-based compensation expense	—	—	156	—	—	—	—	156
Net loss	—	—	—	—	—	(3,344)	—	(3,344)
Balance at June 30, 2024 (Unaudited)	1,198	$1	$349,675	—	$(1)	$(343,013)	$—	$6,662
Issuance of common stock from exercise of pre-funded warrants	83	—	1	—	—	—	—	1
Stock-based compensation expense	—	—	155	—	—	—	—	155
Financing Fees	—	—	(590)	—	—	—	—	(590)
Net loss	—	—	—	—	—	(2,549)	—	(2,549)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	1	1
Balance at September 30, 2024 (Unaudited)	1,281	$1	$349,241	—	$(1)	$(345,562)	$1	$3,680
Issuance of common stock under employee and director stock option, RSU, and purchase plans	10	—	—	—	—	—	—	—
Issuance of common stock under pre-funded warrants exercise	133	—	2	—	—	—	—	2
Issuance of common stock from public offering, net	4	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	130	—	—	—	—	130
Net loss	—	—	—	—	—	(3,447)	—	(3,447)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2024 (Unaudited)	1,428	$1	$349,373	—	$(1)	$(349,009)	$1	$364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2025	December 31, 2024
Cash Flows From Operating Activities
Net loss	$(8,079)	$(9,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accretion on escrow receivable	(11)	—
Accretion on investments	—	(37)
Write-downs of inventory	—	798
Depreciation and amortization	172	205
Stock-based compensation	217	441
Non-cash lease expense	342	321
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(3)	7
Inventory	—	(501)
Prepaid expenses and other assets	519	205
Accounts payable	(973)	303
Accrued expenses	(408)	506
Operating lease liability	(365)	(334)
Net cash used in operating activities	(8,589)	(7,426)
Cash Flows From Investing Activities
Purchases of fixed assets	—	(13)
Purchases of investments	—	(2,463)
Maturities of investments	—	2,500
Net cash provided by investing activities	—	24
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	1,811	5,662
Repayment of insurance premium financing liability	(246)	—
Net cash provided by financing activities	1,565	5,662
Net decrease in cash, cash equivalents, and restricted cash	(7,024)	(1,740)
Cash, cash equivalents, and restricted cash at beginning of period	11,455	3,044
Cash, cash equivalents, and restricted cash at end of period	$4,431	$1,304
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$4,288	$1,161
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$4,431	$1,304
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2	$2
Financed insurance premium exchanged for prepaid insurance	$352	$385
Liability to be settled in equity	$—	$218
Interest paid	$8	$5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company is now offering liver toxicology predictive screening and research services as well as working on predicting and studying the intestinal side effect profiles of drugs that are therapeutic candidates of pharmaceutical and biotech companies at all stages of drug development. The Company plans to not only market this directly to pharmaceutical and biotech companies, but also partner with specific contract research organizations to complement its offering and to quickly grow its portfolio of clients. The Company's services offer the potential benefit of reducing the significant risk and cost of bringing therapeutics to market through the regulatory process. It is estimated that less than 10% of drug candidates entering clinical trials are approved, with a portion of the failures due to unexpected liver toxicity or intestinal intolerability. In addition, even approved drugs are occasionally withdrawn after liver toxicity is determined to be caused by the drug in a phenomenon called drug induced liver injury. The Company presented findings at the May 2025 Digestive Disease Week scientific conference showing that the liver toxicology platform had a best-in-class predictive power. VivoSim's liver predictive power was shown to be 87.5% for a set of challenging liver toxicity cases – inclusive of classic cases of “liver tox misses” drugs with unforeseen liver toxicity found in clinical trials or drugs that were withdrawn from the market after liver toxicity issues emerged later. The platform identified correctly that 87.5% of the known liver-toxic drugs could be seen as liver toxic using NAMkind™ liver. This is known as the sensitivity of the platform, which at 87.5% is the world’s best. Importantly, the specificity was 100%, meaning that none of the compounds tested that are not liver toxic were incorrectly identified as having liver toxicity issues by the platform.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not necessarily include all information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at March 31, 2025 is derived from the Company’s audited consolidated balance sheet as filed with the Securities and Exchange Commission ("SEC") on June 5, 2025.

The unaudited condensed consolidated financial statements include the accounts of VivoSim and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, as filed with the SEC. Operating results for any interim period are not necessarily indicative of the operating results for any other interim period or the Company’s full fiscal year ending March 31, 2026 (see “Note 1. Description of Business”).

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had cash and cash equivalents of approximately $4.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $350.2 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreements for its facilities. The Company also had negative cash flows from operations of approximately $8.6 million during the nine months ended December 31, 2025. As of December 31, 2025, the Company had total current assets of approximately $6.0 million and current liabilities of approximately $2.5 million, resulting in working capital of $3.5 million.

Through December 31, 2025, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes. During the nine months ended December 31, 2025, the Company issued 701,729 shares of its common stock through its ATM facility, for net proceeds of approximately $1.8 million.

On March 25, 2025, the Company sold its FXR program for $10.0 million, with $9.0 million paid at closing and $1.0 million held in escrow for a period of 15 months, with future milestones of up to $50.0 million to be paid if the lead asset, FXR314, hits key regulatory and commercial milestones. As of December 31, 2025, the $1.0 million held in escrow receivable was considered a current asset on the condensed consolidated balance sheet.

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

Insurance Premium Financing Liability

In September 2025, the Company entered into an insurance premium financing agreement for $0.4 million, with a term of nine months and an annual interest rate of 7.82%. The Company made a down payment of 10% and is required to make monthly principal and interest payments of $40,468 over the term of the agreement, which will mature in June 2026. The insurance premium financing liability was approximately $0.2 million and $0.1 million as of December 31, 2025 and March 31, 2025, respectively. Related prepaid insurance at December 31, 2025 and March 31, 2025 of $0.3 million and $0.2 million, respectively, is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share includes the assumed exercise of any outstanding pre-funded warrants, and excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2023 Employee Stock Purchase Plan ("ESPP"), the assumed vesting of restricted stock units ("RSUs"), the exercise of common warrants, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the nine months ended December 31, 2025 and 2024 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 0.8 million shares and 0.8 million shares at December 31, 2025 and 2024, respectively. The common stock equivalents excluded include unexercised stock options and common warrants.

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

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The new disclosure requirements will be included in the Company's Form 10-K for the fiscal year ending March 31, 2026 and will be applied retrospectively.

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

Note 3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Accrued payroll and other employee benefits	$232	$652
Accrued legal and professional fees	570	515
Other accrued expenses	16	59
	$818	$1,226

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

During the three months and nine months ended December 31, 2025, the Company issued zero and 701,729 shares of common stock in ATM offerings, respectively, for net proceeds of approximately $1.8 million, pursuant to the 2024 Shelf. As of December 31, 2025, the Company has sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million. As of December 31, 2025, there was approximately $140.1 million unallocated and available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through the Company’s ATM program under the 2024 ATM Prospectus.

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

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the nine months ended December 31, 2025:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2025	8,165	$6.57
Granted	—	$—
Vested	(8,165)	$6.57
Cancelled / forfeited	—	$—
Unvested at December 31, 2025	—	$—

Stock Options

During the three and nine months ended December 31, 2025, under the A&R 2022 Plan, 53,500 and 101,474 stock options were granted at various exercise prices, respectively.

On August 5, 2024, the Company granted 83,841 stock options to its Executive Chairman under the A&R 2022 Plan. Of the stock options granted, 47,910 will vest evenly on an annual basis over three years. 11,977 of the options granted have unique vesting criteria based on market conditions, more specifically the Company's stock price. As the market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The grant date fair value of the market-based awards was approximately $62,000. The market-based awards will be expensed over their determined requisite service periods. The remaining 23,954 options granted have unique vesting criteria based on specific Company performance conditions. The vesting criteria for 11,977 of these options includes the Company achieving cumulative revenue of $1.5 million. The vesting criteria for the remaining 11,977 options includes the Company entering into a definitive agreement that constitutes a major strategic partnership, at the discretion of the Board. As of December 31, 2025, no performance conditions have been met. The grant date fair value of the performance based awards is $118,000 in the aggregate, which will be recognized when the performance condition is probable of being satisfied.

The following table summarizes the Company’s stock option activity from March 31, 2025 to December 31, 2025:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2025	141,397	$22.66	$—
Options granted	101,474	$2.01	$—
Options cancelled / forfeited	(2,552)	$14.51	$—
Options expired	(5,713)	$33.63	$—
Outstanding at December 31, 2025	234,606	$13.55	$1,200
Vested and Exercisable at December 31, 2025	57,964	$41.27	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at December 31, 2025 was approximately 8.63 years.

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

The following table summarizes the Company’s Common Warrant activity from March 31, 2025 to December 31, 2025:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2025	539,060	$9.60
Issued	—	—
Exercised	—	—
Outstanding at December 31, 2025	539,060	$9.60

Employee Stock Purchase Plan

In July 2023, the Board adopted, and subsequently on October 31, 2023, the Company's stockholders approved, the ESPP. The ESPP became effective on October 31, 2023. The Company reserved 3,750 shares of common stock for issuance thereunder. The ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 42 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the ESPP commenced on March 1, 2024. During the nine months ended December 31, 2025 there were no shares issued under the ESPP. At December 31, 2025, there were 3,708 shares remaining available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at December 31, 2025:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	27,565
Common stock reserved under the 2012 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the A&R 2022 Plan	202,875
Common stock reserved under the A&R 2022 Plan	113,730
Common stock reserved under the ESPP	3,708
Common stock reserved under the 2021 Inducement Equity Plan	83
Common stock issuable pursuant to restricted stock units outstanding under the 2012 Plan	—
Common stock issuable pursuant to restricted stock units outstanding under the A&R 2022 Plan	—
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	4,166
Common stock issuable pursuant to outstanding pre-funded warrants	—
Common stock issuable pursuant to outstanding common warrants	539,060
Total at December 31, 2025	891,187

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the Company's A&R 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the ESPP.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Research and development	$14	$19	$40	$70
General and administrative	53	111	177	371
Total	$67	$130	$217	$441

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2025 was approximately $0.5 million and the weighted average period over which these grants are expected to vest is 2.66 years.

The Company uses either the Black-Scholes or Monte Carlo option-pricing models to calculate the fair value of stock options, depending on the complexity of the equity grants. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption is based on U.S. Treasury rates. The weighted average expected life of options was estimated using the simplified method, which is the average of the contractual term and the weighted average vesting term of the options. The measurement and classification of share-based payments to non-employees is consistent with the measurement and classification of share-based payments to employees. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Dividend yield	—	—	—	—
Volatility	113.12%	100.83%	112.72%	99.38%
Risk-free interest rate	3.55%	4.32%	3.70%	3.75%
Expected life of options	6 years	6 years	6 years	6 years
Weighted average grant date fair value	$1.86	$3.84	$1.71	$5.64

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2025*	December 31, 2024*	December 31, 2025*	December 31, 2024
Dividend yield	—	—	—	—
Volatility	0.00%	0.00%	0.00%	95.20%
Risk-free interest rate	0.00%	0.00%	0.00%	5.27%
Expected term	—	—	—	6 months
Grant date fair value	$—	$—	$—	$4.68

*There were no participants in the ESPP for the purchase periods that commenced on September 1, 2024, September 1, 2025, or March 1, 2025.

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

Note 5. Collaborative Research, Development, and License Agreements

License Agreements

BICO Group AB

In February 2022, the Company entered into a license agreement with Cellink AB and its subsidiaries (collectively, “BICO Group AB”), where the Company agreed to grant a non-exclusive license to BICO Group AB to use the Company’s aforementioned patents for its business operations of manufacturing and selling bioprinters as well as bioinks. As part of the license agreement, BICO Group AB agreed to pay the Company a one time, nonrefundable upfront fee of $1,500,000, as well as ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license, which is recorded as revenue. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the license agreement, and continues until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. For the three and nine months ended December 31, 2025, the Company recorded $26,000 and $91,000 of royalty revenue, respectively, based on sales-based royalties from the license Agreement. Royalty revenue presented on the statements of operations and other comprehensive loss was $15,000 and $68,000 for the three and nine months ended December 31, 2024, respectively.

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

On August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against the Company in the State of New York alleging that the Company breached a tail financing provision included in an engagement agreement the Company entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, the Company filed an answer to the complaint and on September 2, 2025, the Company filed an amended answer and counterclaimed for rescission, fraudulent inducement, and breach of contract, alleging that the Court should rescind the engagement agreement and award the Company damages, interest, costs, and attorneys’ fees because H.C. Wainwright misrepresented the services it would provide and breached its duties to the Company under the engagement agreement. The parties have briefed H.C. Wainwright's motion to dismiss the Company's counterclaims. The Company is defending against H.C. Wainwright’s claims and pursuing its counterclaims vigorously, but there is no guarantee that the Company will be successful in these efforts.

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures and monitors each related legal issue and adjusts accruals as might be warranted based on new information and further developments. During the three months ended September 30, 2024, the Company recognized an accrual of $0.6 million (which was considered a financing fee related to the Offering discussed in Note 4. Stockholders' Equity) for the loss contingencies associated with the above described H.C. Wainwright complaint. As of December 31, 2025, the accrual has not changed. Of the $0.6 million loss contingency accrual, $0.4 million is included in accrued expenses on the accompanying condensed consolidated balance sheets. The remaining $0.2 million of the loss contingency accrual is classified as a liability to be settled in equity on the accompanying condensed consolidated balance sheets. The liability to be settled in equity relates to a fixed number of warrants that were included in the complaint as part of the sought compensatory damages. The Company recorded the loss contingency accrual as it determined that an unfavorable outcome is probable or reasonably possible and believed that the amount or range of any possible loss was reasonably estimable. However, amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments, and the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. If one or more legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of December 31, 2025 (in thousands except the year and percentage):

December 31, 2025
ASSETS
Operating lease right-of-use assets	$525
Total lease right-of-use assets	$525

LIABILITIES
Current
Operating lease liability	$533
Noncurrent
Operating lease liability, net of current portion	$44
Total lease liabilities	$577

Weighted average remaining lease term:	1.08
Weighted average discount rate:	6%

Variable lease expense was approximately $40,000 and $113,000 for the three and nine months ended December 31, 2025, respectively, and approximately $34,000 and $56,000 for the three and nine months ended December 31, 2024, respectively. Operating lease expense was approximately $126,000 and $378,000 for the three and nine months ended December 31, 2025, respectively, and approximately $126,000 and $378,000 for the three and nine months ended December 31, 2024, respectively.

Cash outflows associated with the Company’s operating lease for the three and nine months ended December 31, 2025, were approximately $135,000 and $402,000, respectively, and approximately $129,000 and $389,000 for the three and nine months ended December 31, 2024, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of December 31, 2025 are as follows (in thousands):

Fiscal year ending March 31, 2026	138
Fiscal year ending March 31, 2027	459
Total future lease payments	597
Less: Imputed interest	(20)
Total lease obligations	577
Less: Current obligations	(533)
Noncurrent lease obligations	$44

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

The Company is also potentially subject to concentrations of credit risk in its revenues and receivable accounts. The Company’s receivables to date related to royalty revenue have been derived from one customer. The Company makes judgment as to its ability to collect outstanding receivables and provides reserves against receivables for estimated losses that may result from a customer or third party's ability to pay. Specific amounts determined to be uncollectible are charged against the reserve. The Company has not historically experienced any receivable write-downs and management does not believe significant credit risk exists as of December 31, 2025.

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. During the second quarter of fiscal 2025, first quarter of fiscal 2026, second quarter of fiscal 2026, and third quarter of fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide the Company with certain testing services related to the Company's ongoing R&D. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three and nine months ended December 31, 2025, the Company incurred $213,000 and $428,000 in R&D consulting expenses from Viscient, respectively. As of December 31, 2025 and March 31, 2025, the accounts payable balance to Viscient was approximately $137,000 and zero, respectively. For the three and nine months ended December 31, 2024, the Company incurred $48,000 and $118,000 in R&D consulting expenses from Viscient, respectively. Additionally, for the three and nine months ended December 31, 2025 and 2024, the Company provided approximately $5,000 and $4,000 of histology services to Viscient, respectively.

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

In addition to the significant expense categories included within Consolidated Net Loss presented in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Loss, see below for disaggregated expense amounts for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Revenue
Royalty revenue	$26	$15	$91	$68
Product revenue	—	9	—	25
Total revenue	26	24	91	93
Operating expenses
Cost of revenues	—	2	—	5
Research and development expenses (a)(b)	1,077	1,705	2,864	3,926
Selling, general, and administrative expenses (a)(b)	1,580	1,588	5,138	4,978
Non-cash stock-based compensation (see Note 4)	67	130	217	441
Depreciation and amortization	52	67	172	205
Total operating expense	$2,776	$3,492	$8,391	$9,555
Consolidated operating loss	$(2,750)	$(3,468)	$(8,300)	$(9,462)

(a) Stock-based compensation expense of $14,000 and $40,000 related to research and development and $53,000 and $177,000, related to selling, general, and administration have been excluded for the three and nine months ended December 31, 2025, respectively. Stock-based compensation expense of $19,000 and $70,000 related to research and development and $111,000 and $371,000, related to selling, general, and administration have been excluded for the three and nine months ended December 31, 2024, respectively.

(b) Depreciation and amortization expense of $49,000 and $160,000 related to research and development as well as $3,000 and $12,000 related to selling, general, and administration have been excluded for the three and nine months ended December 31, 2025, respectively. Depreciation and amortization expense of $56,000 and $170,000 related to research and development as well as $11,000 and $35,000 related to selling, general, and administration have been excluded for the three and nine months ended December 31, 2024, respectively.

Note 11. Subsequent Events

Statements of Work to Intercompany Agreement with Viscient

Effective as of January 6, 2026, the Company added a Statement of Work to the Intercompany Agreement, where Viscient agreed to provide the Company with certain services related to the Company's ongoing R&D until the earlier of six months from the effective date or the date that such services are completed.

Effective as of February 3, 2026, the Company added a Statement of Work to the Intercompany Agreement, where Viscient agreed to provide the Company with certain services related to the Company's ongoing R&D until the earlier of six months from the effective date or the date that such services are completed.

Aegis

As of January 17, 2026, the letter agreement with Aegis was terminated.

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

We are now offering liver toxicology predictive screening and research services as well as working on predicting and studying the intestinal side effect profiles of drugs that are therapeutic candidates of pharmaceutical and biotech companies at all stages of drug development. We plan to not only market this directly to pharmaceutical and biotech companies, but also partner with specific contract research organizations to complement our offering and to quickly grow our portfolio of clients. Our services offer the potential benefit of reducing the significant risk and cost of bringing therapeutics to market through the regulatory process. It is estimated that less than 10% of drug candidates entering clinical trials are approved, with a portion of the failures due to unexpected liver toxicity or intestinal intolerability. In addition, even approved drugs are occasionally withdrawn after liver toxicity is determined to be caused by the drug in a phenomenon called drug induced liver injury. We presented findings at the May 2025 Digestive Disease Week scientific conference showing that our liver toxicology platform had a best-in-class predictive power. Our liver predictive power was shown to be 87.5% for a set of challenging liver toxicity cases – inclusive of classic cases of “liver tox misses” drugs with unforeseen liver toxicity found in clinical trials or drugs that were withdrawn from the market after liver toxicity issues emerged later. The platform identified correctly that 87.5% of the known liver-toxic drugs could be seen as liver toxic using NAMkind™ liver. This is known as the sensitivity of the platform, which at 87.5% is a world’s best. Importantly, the specificity was 100%, meaning that none of the compounds tested that are not liver toxic were incorrectly identified as having liver toxicity issues by the platform.

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

Results of Operations

Comparison of the three months ended December 31, 2025 and 2024:

The following table summarizes our results of operations for the three months ended December 31, 2025 and 2024 (in thousands, except %):

	Three Months Ended
	December 31,		Increase (decrease)
	2025	2024	$	%
Royalty revenue	$26	$15	$11	73%
Product revenue	$—	$9	$(9)	(100%)
Cost of revenues	$—	$2	$(2)	(100%)
Research and development	$1,140	$1,780	$(640)	(36%)
Selling, general and administrative	$1,636	$1,710	$(74)	(4%)
Other income	$59	$21	$38	181%

Revenues

For the three months ended December 31, 2025 and 2024, total revenue was less than $0.1 million. Royalty revenue is related to sales-based royalties from licensing intellectual property. We expect royalty revenue to remain consistent going forward. Product revenue was zero and less than $0.1 million for the three months ended December 31, 2025 and 2024, respectively. Product revenue is related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025. Going forward, we expect to generate service revenues related to our service model.

Cost of Revenues

For the three months ended December 31, 2025 and 2024, cost of revenues was zero and less than $0.1 million, respectively. Cost of revenue is related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025. Going forward, we expect cost of revenues to increase as we execute our service model.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended December 31, 2025 and 2024 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	December 31, 2025	% of total	December 31, 2024	% of total	$	%
Research and development	$1,077	95%	$1,705	96%	$(628)	(37%)
Non-cash stock-based compensation	14	1%	19	1%	(5)	(26%)
Depreciation and amortization	49	4%	56	3%	(7)	(13%)
Total research and development expenses	$1,140	100%	$1,780	100%	$(640)	(36%)

For the three months ended December 31, 2025, total research and development expenses were $1.1 million, a decrease of approximately $0.6 million, or 36%, from the prior year period. Our average full-time research and development staff decreased from an average of thirteen full-time employees for the three months ended December 31, 2024, to an average of ten full-time employees for the three months ended December 31, 2025. Our operations for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 resulted in a $0.1 million decrease in personnel related expenses, which included salary and share-based compensation expense, due to the decrease in headcount. There was also a $0.5 million decrease in material related expenses mainly due to the write-down of inventory in the prior fiscal year. Going forward, we expect research and development expenses to increase as we execute our service model.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended December 31, 2025 and 2024 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	December 31, 2025	% of total	December 31, 2024	% of total	$	%
Selling, general and administrative	$1,580	97%	$1,588	93%	$(8)	(1%)
Non-cash stock-based compensation	53	3%	111	6%	(58)	(52%)
Depreciation and amortization	3	0%	11	1%	(8)	(73%)
Total selling, general and administrative expenses	$1,636	100%	$1,710	100%	$(74)	(4%)

For the three months ended December 31, 2025, total selling, general and administrative expenses were approximately $1.6 million, a decrease of approximately $0.1 million, or 4%, from the prior year period. Our average full-time selling, general and administrative staff remained at an average of four full-time employees for each of the three months ended December 31, 2025 and 2024. Our operations for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 resulted in a $0.2 million decrease in corporate related expenses, mostly due to decreases in legal costs and investor relations costs, which was offset by $0.1 increase in consulting expenses.

Other Income

Other income was approximately $0.1 million and less than $0.1 million for the three months ended December 31, 2025 and 2024, respectively, which was related to interest income.

Comparison of the nine months ended December 31, 2025 and 2024:

The following table summarizes our results of operations for the nine months ended December 31, 2025 and 2024 (in thousands, except %):

	Nine Months Ended
	December 31,		Increase (decrease)
	2025	2024	$	%
Royalty revenue	$91	$68	$23	34%
Product revenue	$—	$25	$(25)	(100%)
Cost of revenues	$—	$5	$(5)	(100%)
Research and development	$3,064	$4,166	$(1,102)	(26%)
Selling, general and administrative	$5,327	$5,384	$(57)	(1%)
Other income	$223	$124	$99	80%

Revenues

For each of the nine months ended December 31, 2025 and 2024, total revenue was $0.1 million. Royalty revenue is related to sales-based royalties from licensing intellectual property. We expect royalty revenue to remain consistent going forward. Product revenue was zero and less than $0.1 million for the nine months ended December 31, 2025 and 2024, respectively. Product revenue is related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025. Going forward, we expect to generate service revenues related to our service model.

Cost of Revenues

For the nine months ended December 31, 2025 and 2024, total cost of revenues was zero and less than $0.1 million, respectively, and related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025. Going forward, we expect cost of revenues to increase as we execute our service model.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended December 31, 2025 and 2024 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2025	% of total	December 31, 2024	% of total	$	%
Research and development	$2,864	94%	$3,926	94%	$(1,062)	(27%)
Non-cash stock-based compensation	40	1%	70	2%	(30)	(43%)
Depreciation and amortization	160	5%	170	4%	(10)	(6%)
Total research and development expenses	$3,064	100%	$4,166	100%	$(1,102)	(26%)

For the nine months ended December 31, 2025, total research and development expenses were $3.1 million, a decrease of $1.1 million, or approximately 26%, from the prior year period. Our average full-time research and development staff decreased from an average of fourteen full-time employees for the nine months ended December 31, 2024 to an average of ten full-time employees for the nine months ended December 31, 2025. Our operations for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024 resulted in a $0.6 million net decrease in personnel related costs, which includes stock-based compensation, due to the decrease in headcount. The net decrease included a $0.2 million increase in recruiting expenses related to the hiring of the Chief Scientific Officer. There was also a $0.6 million decrease in material related costs mainly due to the write-down of inventory in the prior fiscal year. The decreases were offset by a $0.1 million increase in consulting related costs. Going forward, we expect research and development expenses to increase as we execute our service model.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended December 31, 2025 and 2024 (in thousands, except %):

	Nine Months Ended		Nine Months Ended		Increase (decrease)
	December 31, 2025	% of total	December 31, 2024	% of total	$	%
Selling, general and administrative	$5,138	97%	$4,978	92%	$160	3%
Non-cash stock-based compensation	177	3%	371	7%	(194)	(52%)
Depreciation and amortization	12	0%	35	1%	(23)	(66%)
Total selling, general and administrative expenses	$5,327	100%	$5,384	100%	$(57)	(1%)

For the nine months ended December 31, 2025 and 2024, total selling, general and administrative expenses were approximately $5.3 million, a decrease of $0.1 million, or approximately 1%, compared to nine months ended December 31, 2024. Our average full-time selling, general and administrative staff decreased from an average of five full-time employees for the nine months ended December 31, 2024 to an average of four full-time employees for the nine months ended December 31, 2025. Our operations for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024 resulted in a $0.1 million net decrease in personnel related expenses, which includes stock-based compensation, due to the decrease in headcount. Of the $0.1 million net decrease, there was a $0.2 million decrease in stock-based compensation due to certain equity awards fully vesting in prior year. Additionally, there was a $0.2 million increase in recruiting expenses related to hiring the new Chief Commercial Officer. The remaining $0.1 million decrease in personnel related expenses was related to the decrease in salary due to lower headcount. There was also a $0.3 million decrease in general corporate costs, which includes legal and investor relations expenses. Legal and investor relations expenses decreased due to allocating more budget in fiscal 2026 to the execution of the new service model strategy. The decrease in general corporate costs was offset by a $0.3 million increase in consulting costs, which was due to consulting costs incurred to execute the new service model strategy.

Other Income

Other income was approximately $0.2 million and $0.1 million for the nine months ended December 31, 2025 and 2024, respectively, which was related to interest income.

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

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2025, we had cash and cash equivalents of approximately $4.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of $350.2 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $8.6 million during the nine months ended December 31, 2025. At March 31, 2025, we had cash and cash equivalents of approximately $11.3 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $342.2 million.

At December 31, 2025, we had total current assets of approximately $6.0 million and current liabilities of approximately $2.5 million, resulting in working capital of $3.5 million. At March 31, 2025, we had total current assets of approximately $12.1 million and current liabilities of approximately $3.7 million, resulting in working capital of $8.4 million.

The following table summarizes the primary sources and uses of cash for the nine months ended December 31, 2025 and 2024 (in thousands):

	Nine Months Ended
	December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(8,589)	$(7,426)
Investing activities	—	24
Financing activities	1,565	5,662
Net decrease in cash, cash equivalents, and restricted cash	$(7,024)	$(1,740)

Operating activities

Net cash used in operating activities for the nine months ended December 31, 2025, was approximately $8.6 million as compared to $7.4 million used in operating activities for the nine months ended December 31, 2024. This $1.2 million increase in operating cash usage can be attributed primarily to the timing of payables and R&D projects.

Investing activities

There were no investing activities for the nine months ended December 31, 2025. Net cash provided by investing activities was less than $0.1 million for the nine months ended December 31, 2024, which consisted of interest income.

Financing activities

Net cash provided by financing activities was $1.6 million and $5.7 million for the nine months ended December 31, 2025 and 2024, respectively. Financing activities consisted of the sale of common stock through at-the-market (“ATM”) share offerings for proceeds of approximately $1.8 million as well as the repayment of the insurance premium financing liability of $0.2 million for the nine months ended December 31, 2025. Financing activities consisted of the sale of common stock through at-the-market ("ATM") share offerings and a public offering of common stock and accompanying common warrants and pre-funded warrants for the nine months ended December 31, 2024.

Operations funding requirements

Through December 31, 2025, we have financed our operations primarily through the sale of common stock through public offerings, including our ATM program, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, the sale of our FXR program, and from the sale of convertible notes.

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

During the nine months ended December 31, 2025, we issued 701,729 shares of common stock for net proceeds of approximately $1.8 million, all of which were sold pursuant to the 2024 Shelf. As of December 31, 2025, we have sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million and net proceeds of approximately $6.7 million. As of December 31, 2025, there was approximately $140.1 million available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through our ATM program under the 2024 ATM Prospectus, as amended on April 11, 2025.

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

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell shares of our common stock to the public through an ATM offering. As of December 31, 2025, we have issued and sold pursuant to the Sales Agreement an aggregate of 1,530,001 shares of our common stock for gross proceeds of approximately $52.0 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of the date of filing this quarterly report, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, with such public float recalculated at the time of sale. If our public float meets or exceeds $75.0 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

*Disruptions at the FDA, the SEC and other government agencies, caused by funding shortages, government shutdowns or global health concerns, could negatively impact our business, financial condition and results of operations.

Significant disruptions to the operations of government agencies, including from prolonged or repeated shutdown of the federal government, could adversely affect our business, financial condition and results of operations. Recently, from January 31, 2026 to

February 3, 2026, the U.S. government partially shut down. Additionally, beginning on October 1, 2025, the U.S. government shut down and remained shut down until November 12, 2025, during which time certain regulatory agencies, such as the FDA and the SEC, has furloughed certain employees and stopped certain activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory and policy changes. In addition, there may be delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for our potential product candidates to be reviewed or approved by necessary government agencies, which could adversely affect our business, financial condition and results of operations. With the change in presidential administrations in 2025, there is substantial uncertainty as to how the current U.S. administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Additionally, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop certain critical activities. The current U.S. administration previously announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if the current government shutdown continues, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the prior U.S. federal government shutdown, it would not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

Our financial statements as of December 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended March 31, 2025 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

As of December 31, 2025, we had total current assets of approximately $6.0 million and current liabilities of approximately $2.5 million, resulting in working capital of $3.5 million. We have generated operating losses each year since we began operations, including $8.3 million and $9.5 million for the nine months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $350.2 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

The European Data Protection Board continues to release guidelines for industries and impose fines related to the GDPR, some of which have been very significant, including proposed amendments to the GDPR in November 2025. Meanwhile, there continues to be persistent uncertainty relating to the transfer of personal data from Europe to the U.S., or other non-adequate countries, following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework (the “DPF”). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. However, it remains too soon to tell how the future of the DPF will evolve and what impact it will have on our international activities. At least one challenge to the DPF is pending before the Court of Justice of the European Union.

Further, Brexit has led to, and could continue to lead to legislative and regulatory changes, which may increase our compliance costs. Data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), as well as other laws including the Data Use and Access Act and the Privacy and Electronic Communications Regulations exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. The European Commission adopted an Adequacy Decision for the United Kingdom, allowing for the relatively free exchange of personal data between the European Union and the United Kingdom (as the United Kingdom

correspondingly allows transfer back to the EU), which was recently extended through December 27, 2025. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations.

In the EEA, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework. NIS 2 applies to certain in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization’s compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent that we are subject to NIS 2 in the future, we may require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection and breach notification laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. All 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. At the federal level, for example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which establishes privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates. The US Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202 (“Bulk Transfer Rule”). The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act (as amended and expanded by the California Privacy Rights Act) (collectively, “CCPA”) is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). States have adopted statewide and comprehensive privacy laws and many other states have privacy legislation that is pending. Some state laws minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CCPA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024, Nevada's Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut's amendments to its privacy law to address health data, which became effective in 2023. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal data could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal data, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our board of directors, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We use certain Viscient-owned facilities and equipment and allow Viscient to use certain of our facilities and equipment. During fiscal 2026, we provided services to Viscient, and we expect to continue to provide services to Viscient and enter into additional agreements with Viscient in the future.

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

On December 28, 2020, we entered into an intercompany agreement with Viscient and Organovo, Inc., our wholly-owned subsidiary (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement and subsequent statements of work entered into pursuant thereto, we agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells, and Viscient agreed to provide us certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, Viscient and we each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects to the other party at prices to be determined in good faith by the parties. During the second quarter of fiscal 2025 and first, second, and third quarters of fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide us with certain testing services related to our ongoing research and development. Under the Intercompany Agreement, each party will retain its own prior intellectual property and will obtain new intellectual property rights within their respectively defined fields of use.

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

The stock market is subject to significant price and volume fluctuations. The trading price of our common stock is, and is likely to continue to be, volatile. For example, during the quarter ended December 31, 2025, our closing stock price ranged from $1.81 to $3.46 per share. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

*Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of December 31, 2025, there were an aggregate of 3,499,149 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 348,419 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, 3,708 shares of common stock that may be issued through our 2023 Employee Stock Purchase Plan (“ESPP”), and 539,060 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

For example, on August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against us in the State of New York alleging that we breached a tail financing provision included in an engagement agreement we entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, we filed an answer to the complaint and on September 2, 2025, we filed an amended answer and counterclaimed for rescission, fraudulent inducement, and breach of contract, alleging that the Court should rescind the engagement agreement and award us damages, interest, costs, and attorneys’ fees because H.C. Wainwright misrepresented the services it would provide and breached its duties to us under the engagement agreement. We have briefed H.C. Wainwright's motion to dismiss our counterclaims. We are defending against H.C. Wainwright’s claims and pursuing our counterclaims vigorously, but there is no guarantee that we will be successful in these efforts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities

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

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2012).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2018).

3.3	Certificate of Second Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 17, 2020).

3.4	Certificate of Third Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2025).

3.5	Certificate of Fourth Amendment of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2025).

3.6	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K as filed with the SEC on April 24, 2025).

4.1	Form of Common Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

31.1*	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Norman Staskey, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Keith Murphy, Principal Executive Officer, and Norman Staskey, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

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

VIVOSIM LABS, INC.

Date: February 11, 2026	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: February 11, 2026	By:	/s/ Norman Staskey
	Name:	Norman Staskey
	Title:	Chief Financial Officer (Principal Financial Officer)