Form 10-K
period 2026-03-31
VivoSim Labs, INC.
filed 2026-07-14
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing stock price as reported on the Nasdaq Capital Market on September 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, was $7,538,844. For purposes of this computation only, shares of common stock held by each executive officer, director, and 10% or greater stockholders have been excluded in that such persons may be deemed affiliates.

The number of outstanding shares of the registrant’s common stock, as of July 10, 2026 was 3,494,071.

VivoSim Labs, Inc.

Annual Report on Form 10-K

For the Year Ended March 31, 2026

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

PART I

Item 1. Business.

Overview

VivoSim Labs, Inc. ("VivoSim," “we,” “us,” “our,” the “Company” and “our Company”), is a pharmaceutical and biotechnology services company that is focused on providing testing of drugs and drug candidates in three-dimensional (“3D”) human tissue models of liver and intestine. We offer partners liver and intestinal toxicology insights using our new approach methodologies ("NAM") models. We anticipate accelerated adoption of human tissue models following the U.S. Food and Drug Administration ("FDA") announcement on April 10, 2025 to refine animal testing requirements in favor of these non-animal NAM methods. We also expect to offer bespoke services in the areas of investigational toxicology, mechanism of drug action elucidation, and other applications of these complex human tissue models.

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

In March 2025, we sold our FXR program for $10.0 million, with $9.0 million paid at closing and $1.0 million held in escrow for a period of 15 months, with future milestones of up to $50.0 million in the aggregate to be paid if the lead asset, FXR314, hits key development, regulatory and commercial milestones. In July 2026, we received a milestone payment in the amount of $5.0 million upon the achievement of a certain development milestone related to FXR314.

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

We are now offering liver toxicology predictive screening and research services as well as working on predicting and studying the intestinal side effect profiles of drugs that are therapeutic candidates of pharmaceutical and biotech companies at all stages of drug development. Our services offer the potential benefit of reducing the significant risk and cost of bringing therapeutics to market through the regulatory process. It is estimated that less than 10% of drug candidates entering clinical trials are approved, with a portion of the failures due to unexpected liver toxicity or intestinal intolerability. In addition, even approved drugs are occasionally withdrawn after liver toxicity is determined to be caused by the drug in a phenomenon called drug induced liver injury. We presented findings at the May 2025 Digestive Disease Week scientific conference showing that our liver toxicology platform had a best-in-class predictive power. Our liver predictive power was shown to be 87.5% for a set of challenging liver toxicity cases – inclusive of classic cases of “liver tox misses” drugs with unforeseen liver toxicity found in clinical trials or drugs that were withdrawn from the market after liver toxicity issues emerged later. The platform identified correctly that 87.5% of the known liver-toxic drugs could be seen as liver toxic using NAMkind™ liver. This is known as the sensitivity of the platform, which we believe at 87.5% is a world’s best. Importantly, the specificity was 100%, meaning that none of the compounds tested that are not liver toxic were incorrectly identified as having liver toxicity issues by the platform.

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

We solely own or hold exclusive licenses to 39 issued U.S. patents and more than 50 issued international patents in foreign jurisdictions including Australia, Canada, China, Denmark, France, Great Britain, Germany, Ireland, Japan, Sweden, the Netherlands and Switzerland. We solely or jointly own or hold exclusive licenses to 4 pending U.S. patent applications and 2 pending international applications in foreign jurisdictions including Canada and the European Patent Office. These patent families relate to our bioprinting technology and our engineered tissue products and services, including our various uses in areas of tissue creation, in vitro testing, utilization in drug discovery, and in vivo therapeutics.

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

With respect to our bioprinting platform, we have 12 issued U.S. patents and 15 issued foreign patents directed to our NovoGen Bioprinter® and methods of bioprinting: U.S. Patent Nos. 8,931,880, 9,149,952, 9,227,339, 9,315,043, 9,499,779, 9,855,369, 10,174,276, 10,967,560, 11,577,450, 11,577,451 and 11,413,805; Australia Patent Nos. 2015202836, 2013249569 and 2014296246; Canada Patent Nos. 2,812,766, 2,868,530 and 2,919,734; China Patent Nos. ZL201180050831.4 and ZL201480054148.1; European Patent Nos. 2838985, 2629975, and 3028042; Japan Patent Nos. 6333231, 6566426 and 6842918; and Russian Patent No. 2560393. These issued patents and pending patent applications carry remaining patent terms ranging from over 9 years to about 7 years.

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

On March 25, 2025, we sold our FXR program and related assets to Eli Lilly and Company (the “FXR Asset Sale”). The consideration for the FXR Asset Sale consisted of (i) an upfront cash payment by Lilly to us equal to $10.0 million, of which $9.0 million was paid at closing and the remaining $1.0 million was deposited into escrow for 15 months to satisfy claims for indemnification, (ii) the assumption by Eli Lilly and Company of certain liabilities related to the FXR program, and (iii) potential milestone payments by Eli Lilly and Company of up to $50.0 million in the aggregate, which are contingent upon the achievement of certain development, regulatory and commercial milestones. In July 2026, we received a milestone payment in the amount of $5.0 million upon the achievement of a certain development milestone related to the FXR Asset Sale.

Employees and Human Capital

As of June 1, 2026, we had 15 employees, of which 9 are full-time. We have also retained some of our former employees as consultants, in addition to a number of expert consultants in specific scientific and operational areas. Our employees are not represented by labor unions or covered under any collective bargaining agreements. We consider our relationship with our employees to be good.

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
•
Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm has included in its opinion for the year ended March 31, 2026 an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern, which may hinder our ability to obtain future financing.
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

Risks Related to our Business

We are a pharmaceutical and biotechnology services company focusing on providing testing of drugs and drug candidates in 3D human tissue models, which is an unproven business strategy that may never achieve profitability.

We are a pharmaceutical and biotechnology services company that is focused on providing testing of drugs and drug candidates in three-dimensional (“3D”) human tissue models of liver and intestine. We offer our partners liver and intestinal toxicology insights using our new approach methodologies ("NAM") models. We anticipate accelerated adoption of human tissue models following the U.S. Food and Drug Administration ("FDA") announcement on April 10, 2025 to refine animal testing requirements in favor of these non-animal NAM methods. We also expect to offer bespoke services in the areas of investigational toxicology, mechanism of drug action elucidation, and other applications of these complex human tissue models. These models may not be accepted by our partners. We may not be able to partner or license our drug candidates. We may never achieve profitability, or even if we achieve profitability, we may not be able to maintain or increase our profitability.

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

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell shares of our common stock to the public through an ATM offering. As of March 31, 2026, we have issued and sold pursuant to the Sales Agreement an aggregate of 1,530,001 shares of our common stock for gross proceeds of approximately $52.0 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of the date of filing of this Annual Report, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, with such public float recalculated at the time of sale. If our public float meets or exceeds $75.0 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

There is an increasing focus from certain investors, employees, regulators, listing exchanges and other stakeholders concerning corporate responsibility and sustainability matters, including with regard to environmental, social and governance (“ESG”) factors. Some investors and investor groups may use these factors—either positively or negatively—to guide their investment strategies and, in some cases, investors may choose not to invest in our Company if they believe our policies or practices relating to corporate responsibility and sustainability do not align with their expectations. Currently, a variety of third-party providers of corporate responsibility and sustainability ratings measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change, human rights, business ethics and compliance, diversity, equity and inclusion (“DEI”) and the role of companies’ board of directors in overseeing various sustainability-related issues. In light of investors’ increased focus on sustainability matters, if we are, for example, perceived as lagging in taking steps with respect to ESG initiatives, certain investors may seek to engage with us on improving our ESG disclosures or performance. They may also make voting decisions, or take other actions to hold us and our board of directors accountable.

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

Our use of generative artificial intelligence tools in our operations may expose us to risks related to confidentiality, accuracy, regulatory compliance and intellectual property ownership or rights.

We may utilize generative artificial intelligence (“AI”) tools in certain aspects of our operations, including drafting, analysis, administrative functions and other business processes. While these technologies may enhance efficiency, their use involves risks and challenges that could adversely affect our business and reputation, including with regard to cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational and intellectual property, among others.

Generative AI platforms are typically operated by third-party providers and may process information through external systems. Although we maintain internal policies governing the use of such tools, there can be no assurance that confidential, proprietary or sensitive information will not be inadvertently disclosed, misused or accessed by unauthorized parties. Any such disclosure could result in reputational harm, competitive disadvantage, regulatory scrutiny or potential legal liability.

In addition, AI-generated outputs may contain inaccuracies, incomplete information, outdated data or unintended biases. If such outputs are relied upon without appropriate review and validation, they could impair internal decision-making or result in errors in communications or disclosures.

The legal and regulatory landscape surrounding artificial intelligence technologies is evolving. Future laws, regulations or regulatory interpretations could impose additional requirements or restrictions on the use of AI tools, increase compliance costs or limit our ability to utilize such technologies effectively.

Further, uncertainty regarding intellectual property ownership or rights associated with AI-generated materials may create additional legal risk. Any failure to appropriately manage the risks associated with our use of generative AI tools could adversely affect our operations, financial condition or results of operations.

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

The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel, and statutory, regulatory and policy changes. In addition, there may be delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which we rely, such as the FDA and SEC, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Related to Our Capital Requirements, Finances and Operations

Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm has included in its opinion for the year ended March 31,

2026 an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of March 31, 2026 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended March 31, 2026 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures, and generate significant revenue. Our financial statements as of March 31, 2026 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

As of March 31, 2026, we had total current assets of approximately $6.6 million and current liabilities of approximately $2.8 million, resulting in working capital of $3.8 million. We have generated operating losses each year since we began operations, including $11.5 million and $12.6 million for the years ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $356.0 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

On March 25, 2025, we sold our FXR program and related assets to Eli Lilly and Company (the “FXR Asset Sale”). The consideration for the FXR Asset Sale included potential milestone payments by Eli Lilly and Company of up to $50.0 million in the aggregate, which are contingent upon the achievement of certain development, regulatory and commercial milestones. In July 2026, we received a milestone payment in the amount of $5.0 million upon the achievement of a certain development milestone related to the FXR Asset Sale; however, there can be no assurance that we will be entitled to receive any additional milestone payments, and there is risk that any or all of the remaining milestone events may not be achieved, that disagreements may occur regarding the achievement of such milestones and that any or all of the remaining payments tied to the achievement of the milestone events might not be received.

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

On December 28, 2020, we entered into an intercompany agreement with Viscient and Organovo, Inc., our wholly-owned subsidiary (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement and subsequent statements of work entered into pursuant thereto, we agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells, and Viscient agreed to provide us certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, Viscient and we each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects to the other party at prices to be determined in good faith by the parties. During fiscal 2025 and fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide us with certain testing services related to our ongoing research and development. Under the Intercompany Agreement, each party will retain its own prior intellectual property and will obtain new intellectual property rights within their respectively defined fields of use.

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

The Nasdaq Stock Market LLC (“Nasdaq”) has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1 per share. If a company trades for 30 consecutive business days below such minimum closing bid price, it will receive a deficiency notice from Nasdaq. Assuming it is in compliance with the other continued listing requirements, Nasdaq would provide such company a period of 180 calendar days in which to regain compliance by maintaining a closing bid price at least $1 per share for a minimum of ten consecutive business days. Our common stock is currently trading below $1 per share and if it continues to trade below the minimum bid price for 30 consecutive business days, we expect that we will receive a deficiency notice from Nasdaq and would be required to regain compliance. There can be no assurance that we will continue to maintain compliance with the minimum bid price requirement or other listing requirements necessary for us to maintain the listing of our common stock on the Nasdaq Capital Market or, if we are not in compliance with the listing requirements necessary for us to maintain the listing of our common stock on the Nasdaq Capital Market, that we will be able to regain compliance with such listing requirements.

As a result of prior non-compliance with the Nasdaq requirement to maintain a minimum of $2,500,000 in stockholders’ equity, as set forth in Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”), we were subject to a one year Mandatory Panel Monitor. If, within that one-year monitoring period, the Listing Qualifications Staff of Nasdaq (the “Staff”) found us again out of compliance with Rule 5550(b)(1), we would not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff would not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff would issue a Delist Determination Letter and we would have an opportunity to request a new hearing with the initial Hearings Panel or a newly convened Hearings Panel if the initial Hearings Panel is unavailable. We would have the opportunity to respond/present to the Hearings Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). Our securities may be at that time delisted from Nasdaq.

As of March 31, 2026, our stockholders’ equity (deficit) was negative $1.1 million and we are therefore not in compliance with Rule 5550(b)(1) and expect that we will either receive a deficiency notice from Nasdaq and will be required to regain compliance in order for our common stock to remain listed on Nasdaq or that we will receive a Delist Determination Letter and be required to request a hearing with a Hearings Panel in order for our common stock to remain listed on Nasdaq. There can be no assurance that we will be able to regain compliance with such listing requirements or that we will be successful in any hearing with a Hearings Panel.

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
•
the number of market makers or broker-dealers for our common stock; and
•
the availability of information concerning the trading prices and volume of shares of our common stock.

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
•
our ability to execute on our current strategic plan;
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

The stock market is subject to significant price and volume fluctuations. The trading price of our common stock is, and is likely to continue to be, volatile. For example, during the fiscal year ended March 31, 2026, our closing stock price ranged from $1.38 to $4.78 per share. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of March 31, 2026, there were an aggregate of 10,209,676 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 2,894,519 shares issued and outstanding, 348,419 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, and 3,708 shares of common stock that may be issued through our Employee Stock Purchase Plan, and 6,963,030 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

We may not have sufficient authorized shares of common stock to cover all of the shares that might be issued upon a cashless exercise of the common warrants. In addition, if we issue substantially all of our available authorized shares of common stock as a result of cashless exercise of common stock, we will not be able to issue additional shares for future capital raising transactions or strategic transactions, for equity awards or pursuant to other transactions or agreements unless we obtain stockholder approval to amend our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock.

We currently have 200,000,000 shares of common stock authorized under our Certificate of Incorporation, as amended, and as of March 31, 2026, we had 2,894,519 shares of common stock outstanding, 16,043 shares of common stock reserved under our equity plans and employee stock purchase plan, 6,963,030 shares issuable upon the exercise of outstanding warrants, 75,000 shares that may be issued upon the exercise and settlement of outstanding restricted stock units and 261,084 shares issuable upon exercise of outstanding options to purchase shares of common stock under our equity plans. As of March 31, 2026, prior to the closing of 2026 Offering, we had 196,500,934 shares of common stock unreserved and available for future issuance.

If the holders of the 2026 Common Warrants elect to exercise all of the 3,947,369 shares underlying the common warrants on a date when the lower of the two closing bid prices of the common stock in the two days prior to the time of such exercise is $0.01 (which is the floor price used to calculate the Black Scholes Value), using the same assumed Black Scholes Value of $2.03, we would be obligated to issue an aggregate of 720,709,479 shares of our common stock upon exercise of the common warrants. As we only have 196,500,934 shares of common stock available for future issuance as of March 31, 2026, under this example, we would not have sufficient authorized shares to the holders of common warrants. This example is illustrative only and may change based on the actual Black Scholes Value, as well as the closing price of our common stock at the time of any exercise of the common warrants.

Additionally, the 2026 Common Warrants have price protection against subsequent dilutive issuances of shares of common stock, options, warrants and convertible securities, subject to a $0.01 per share of common stock floor.

While the securities purchase agreements that purchasers in this offering entered with us includes a covenant to reserve 250% of the number of shares of common stock issuable upon on the exercise of the common warrants, there is no assurance that we will be able to continue to reserve such number of shares of common stock, particularly if we issue a large number of shares of our common stock upon cashless exercises of the 2026 Common Warrants.

If there is the limited number of authorized shares available for issuance as a result of cashless exercises of the 2026 Common Warrants, we may not be able to offer and sell all of the remaining unsold amount of shares of our common stock in other future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our Certificate of Incorporation, as amended, to increase the number of shares we are authorized to issue. If we determine that we need to seek stockholder approval to increase the number of authorized shares in the future, this may cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and we may be unable to obtain stockholder approval, any of which may have a material adverse effect on our business and financial condition.

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

For example, on August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against us in the State of New York alleging that we breached a tail financing provision included in an engagement agreement we entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October

18, 2024, we filed an answer to the complaint and on September 2, 2025, we filed counterclaims for rescission, fraudulent inducement, and breach of contract against H.C. Wainwright. H.C. Wainwright moved to dismiss our counterclaims in November 2025. The parties fully briefed that motion between November 2025 and January 2026 and the court has set oral argument for July 15, 2026. We are defending against H.C. Wainwright's claims and pursuing our own counterclaims vigorously, but there is no guarantee that we will be successful in these efforts.

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

Holders of Record

As of July 10, 2026, we had 3,494,071 outstanding shares of common stock and approximately 75 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Overview

We are a pharmaceutical and biotechnology services company that is focused on providing testing of drugs and drug candidates in three-dimensional (“3D”) human tissue models of liver and intestine. We offer partners liver and intestinal toxicology insights using our new approach methodologies ("NAM") models. We anticipate accelerated adoption of human tissue models following the U.S. Food and Drug Administration (“FDA") announcement on April 10, 2025 to refine animal testing requirements in favor of these non-animal NAM methods. We also expect to offer bespoke services in the areas of investigational toxicology, mechanism of drug action elucidation, and other applications of these complex human tissue models.

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

In March 2025, we sold our FXR program for $10.0 million, with $9.0 million paid at closing and $1.0 million held in escrow for a period of 15 months, with future milestones of up to $50.0 million in the aggregate to be paid if the lead asset, FXR314, hits key development, regulatory and commercial milestones. In July 2026, we received a milestone payment in the amount of $5.0 million upon the achievement of a certain development milestone related to FXR314.

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

We are now offering liver toxicology predictive screening and research services as well as working on predicting and studying the intestinal side effect profiles of drugs that are therapeutic candidates of pharmaceutical and biotech companies at all stages of drug development. Our services offer the potential benefit of reducing the significant risk and cost of bringing therapeutics to market through the regulatory process. It is estimated that less than 10% of drug candidates entering clinical trials are approved, with a portion of the failures due to unexpected liver toxicity or intestinal intolerability. In addition, even approved drugs are occasionally withdrawn after liver toxicity is determined to be caused by the drug in a phenomenon called drug induced liver injury. We presented findings at the May 2025 Digestive Disease Week scientific conference showing that our liver toxicology platform had a best-in-class predictive power. Our liver predictive power was shown to be 87.5% for a set of challenging liver toxicity cases – inclusive of classic cases of “liver tox misses” drugs with unforeseen liver toxicity found in clinical trials or drugs that were withdrawn from the market after liver toxicity issues emerged later. The platform identified correctly that 87.5% of the known liver-toxic drugs could be seen as liver toxic using NAMkind™ liver. This is known as the sensitivity of the platform, which we believe at 87.5% is a world’s best. Importantly, the specificity was 100%, meaning that none of the compounds tested that are not liver toxic were incorrectly identified as having liver toxicity issues by the platform.

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

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. Any reference in this Annual Report to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates of the Financial Accounting Standards Board. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments used in preparing our financial statements and related disclosures. All estimates affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Our significant accounting policies are set forth in “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained within this Annual Report. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations. Accounting policies regarding stock-based compensation, revenue, and common stock warrant liabilities are considered critical, as they require significant assumptions.

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

Sale of FXR Program

On March 25, 2025, we sold our FXR program and related assets to Eli Lilly and Company (the “FXR Asset Sale”). The consideration for the FXR Asset Sale consisted of (i) an upfront cash payment by Lilly to us equal to $10.0 million, of which $9.0 million was paid at closing and the remaining $1.0 million was deposited into escrow for 15 months to satisfy claims for indemnification, (ii) the assumption by Eli Lilly and Company of certain liabilities related to the FXR program, and (iii) potential milestone payments by Eli Lilly and Company of up to $50.0 million in the aggregate, which are contingent upon the achievement of certain development, regulatory and commercial milestones. In July 2026, we received a milestone payment in the amount of $5.0 million upon the achievement of a certain development milestone related to FXR314.

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

March 2026 Best Efforts Public Offering

On March 31, 2026, we priced a best efforts public offering (the “2026 Offering”) which consisted of: (i) 286,557 shares of our common stock and 429,836 accompanying common warrants (“2026 Common Warrants”) to purchase up to 429,836 shares of common stock at a combined public offering price of $1.14 per share and accompanying one and a half common warrants to purchase one share common stock and (ii) 2,345,022 pre-funded warrants (“2026 Pre-Funded Warrants”) to purchase 2,345,022 shares of common stock and 3,517,533 accompanying 2026 Common Warrants to purchase up to 3,517,533 shares of common stock at a combined public offering price of $1.139 per pre-funded warrant and accompanying one and a half common warrants to purchase one share of common stock. Each 2026 Common Warrant has an exercise price of $1.71 per share of common stock.

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. As a result of the 2026 Offering, we determined that the common stock and 2026 Pre-Funded Warrants issued are treated as equity instruments. The 2026 Common Warrants issued are treated as a common stock warrant liability and the fair value of the common stock warrant liability is considered a critical accounting estimate.

The fair value of the common stock warrant liability was $5.7 million as of March 31, 2026. The common stock warrant liability was measured using a Monte Carlo model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The fair value of the common stock warrant liability is inherently sensitive to changes in the Company's stock price and related volatility assumptions.

Results of Operations

Comparison of the Years Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the years ended March 31, 2026 and 2025 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2026	2025	$	%
Royalty revenue	$131	$119	$12	10%
Product revenue	—	25	(25)	(100%)
Cost of revenues	—	5	(5)	(100%)
Research and development	4,189	5,025	(836)	(17%)
Selling, general and administrative	7,429	7,730	(301)	(4%)
Other income (expense)	(2,354)	10,130	(12,484)	(123%)

Revenues

For each of the years ended March 31, 2026 and 2025, total revenue was $0.1 million. Royalty revenue for each of the years ended March 31, 2026 and 2025, was related to the sales-based royalty revenue earned from licensing intellectual property. Product revenue was related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025. Going forward, we expect to generate service revenues related to our service model.

Cost of Revenues

For the years ended March 31, 2026 and 2025, total cost of revenues was zero and less than $0.1 million, respectively, and was related to the Company's former Mosaic division which ended operations during the third quarter of fiscal 2025. Going forward, we expect cost of revenues to increase as we execute our service model.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended March 31, 2026 and 2025 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2026	2025	$	%
Research and development	$3,934	$4,712	$(778)	(17%)
Non-cash stock-based compensation	56	86	(30)	(35%)
Depreciation and amortization	199	227	(28)	(12%)
Total research and development expenses	$4,189	$5,025	$(836)	(17%)

Total research and development expenses decreased by $0.8 million, or 17%, from approximately $5.0 million for the year ended March 31, 2025 to approximately $4.2 million for the year ended March 31, 2026. Our full-time research and development staff decreased from an average of thirteen employees for the year ended March 31, 2025 to an average of ten employees for the year ended March 31, 2026. The decrease in total research and development activities consisted of a $0.6 million decrease in personnel related costs, which includes stock-based compensation, due to the decrease in headcount, and a $0.5 million decrease in material related costs mainly due to the write-down of inventory in the prior fiscal year. The decreases were offset by a $0.3 million increase in consulting costs related to specific research and development work to expand commercial service offerings to future customers.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended March 31, 2026 and 2025 (in thousands, except percentages):

	Year Ended March 31,		Increase (decrease)
	2026	2025	$	%
Selling, general and administrative	$7,166	$7,245	$(79)	(1%)
Non-cash stock-based compensation	247	446	(199)	(45%)
Depreciation and amortization	16	39	(23)	(59%)
Total selling, general and administrative expenses	$7,429	$7,730	$(301)	(4%)

Total selling, general and administrative expenses decreased by approximately $0.3 million, or 4%, from $7.7 million for the year ended March 31, 2025 to approximately $7.4 million for the year ended March 31, 2026. Our full-time selling, general, and administrative employees decreased from an average of five employees for the year ended March 31, 2025 to an average of three employees for the year ended March 31, 2026. Our operations for the year ended March 31, 2026 as compared to the year ended March 31, 2025 resulted in a $0.1 million net decrease in personnel related expenses, which includes stock-based compensation, due to the decrease in headcount. Of the $0.1 million decrease, there was a $0.2 million decrease in stock-based compensation due to certain equity awards fully vesting in the prior year. Additionally, there was a $0.2 million increase in recruiting expenses related to hiring our Chief Commercial Officer. The remaining $0.1 million decrease in personnel related expenses was related to the decrease in salary due to lower headcount. There was also a $0.5 million decrease in general corporate costs, which includes legal, investor relations, and offering expenses. Legal expenses decreased by approximately $0.6 million due to the Company selling its FXR program during the year ended March 31, 2025, which resulted in significant decreases in general and IP related legal costs. Investor relations expenses decreased by approximately $0.3 million due to allocating more budget in fiscal 2026 to the execution of the new service model strategy. Other miscellaneous corporate costs such as royalty expense, printing costs, and insurance decreased by approximately $0.3 million. The decreases in corporate costs were offset by increases to offering expenses related to the March 2026 offering, which were approximately $0.7 million. The decreases in general corporate costs were offset by a $0.3 million increase in consulting costs, which was related to executing the new service model strategy.

Other Income (Expense)

Other expense was approximately $2.4 million for the year ended March 31, 2026. Other expense consisted of a $2.7 million loss incurred as a result of the 2026 Offering, due to the fair value of the common stock warrants issued exceeding gross proceeds received. The $2.7 million expense was offset by $0.3 million interest income and a $0.1 million gain on investment in equity securities that were previously liquidated during fiscal 2024. The underlying security from the investment completed its dissolution during fiscal 2026 and the Company received the final liquidation, resulting in the gain. Other income was $10.1 million for the year ended March 2025. This income was related to the sale of our FXR program for $10.0 million during the year ended March 31, 2025.

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

The accompanying Consolidated Financial Statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2026, we had cash and cash equivalents of approximately $5.0 million and an accumulated deficit of $356.0 million. As of March 31, 2025, we had cash and cash equivalents of $11.3 million and an accumulated deficit of $342.2 million. We had negative cash flows from operations of $10.8 million and $9.5 million for the years ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, we had total current assets of approximately $6.6 million and current liabilities of approximately $2.8 million, resulting in working capital of $3.8 million. At March 31, 2025, we had total current assets of approximately $12.1 million and current liabilities of approximately $3.7 million, resulting in working capital of $8.4 million.

The following table sets forth a summary of the primary sources and uses of cash for the years ended March 31, 2026 and 2025 (in thousands):

	Year Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(10,827)	$(9,461)
Investing activities	94	9,025
Financing activities	4,445	8,847
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(6,288)	$8,411

Operating activities

Net cash used in operating activities was approximately $10.8 million and $9.5 million for the years ended March 31, 2026 and 2025, respectively. The $1.3 million increase in operating cash usage, for the year ended March 31, 2026, was attributable primarily to $0.6 million in offering expenses related to the March 2026 Offering and $0.8 million decrease to accounts payable and accrued expenses.

Investing activities

Net cash provided by investing activities was $0.1 million and $9.0 million for the years ended March 31, 2026 and 2025, respectively. Net cash provided by investing activities for the year ended March 31, 2026 consisted of proceeds of previously liquidated equity securities. Net cash provided by investing activities for the year ended March 31, 2025 consisted primarily of the sale of our FXR program resulting in $9.0 million of proceeds.

Financing activities

Net cash provided by financing activities was approximately $4.4 million and $8.8 million for the years ended March 31, 2026 and 2025, respectively. During the year ended March 31, 2026, financing activities consisted of a public offering of common stock and accompanying common warrants and pre-funded warrants with gross proceeds of approximately $3.0 million, the sale of common stock through at-the-market (“ATM”) share offerings with net proceeds of approximately $1.8 million, and the repayment of an insurance premium financing liability of approximately $0.4 million. Refer to "Operations funding requirements" below for further information regarding financing activities.

Operations funding requirements

Through March 31, 2026, we have financed our operations primarily through the sale of common stock through public offerings, including our ATM program, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, the sale of our FXR program, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2027 to be approximately $10.7 million. Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

During the year ended March 31, 2026, we sold 701,729 shares of common stock in ATM offerings for net proceeds of approximately $1.8 million, all of which were sold pursuant to the 2024 Shelf. As of March 31, 2026, we have sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with net proceeds of approximately $6.7 million. As of March 31, 2026, there was approximately $140.1 million available in future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through our ATM program under the 2024 ATM Prospectus, as amended on April 11, 2025.

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

37

statements, with such public float recalculated at the time of sale. If our public float meets or exceeds $75.0 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3.

On March 31, 2026, we priced the 2026 Offering, which consisted of: (i) 286,557 shares of our common stock and 429,836 accompanying common warrants (“2026 Common Warrants”) to purchase up to 429,836 shares of common stock at a combined public offering price of $1.14 per share and accompanying one and a half 2026 Common Warrants to purchase one share common stock and (ii) 2,345,022 pre-funded warrants (“2026 Pre-Funded Warrants”) to purchase 2,345,022 shares of common stock and 3,517,533 accompanying 2026 Common Warrants to purchase up to 3,517,533 shares of common stock at a combined public offering price of $1.139 per 2026 Pre-Funded Warrant and accompanying one and a half 2026 Common Warrants to purchase one share of common stock. Each 2026 Common Warrant will have an exercise price of $1.71 per share of common stock. The closing of the Offering occurred on March 31, 2026. We received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.4 million from the 2026 Offering, after deducting the offering expenses payable by us, including the placement agent fees. The fair value of the placement agent warrants was approximately $0.1 million and was also considered an offering expense. All offering expenses were included within selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss during the year ended March 31, 2026. As the fair value of the common stock warrant liability of $5.7 million exceeded the gross proceeds from the offering, we recognized a $2.7 million loss on issuance of common stock during the year ended March 31, 2026.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with suppliers, consultants, and service providers. These agreements provide for termination at the request of either party generally with less than six-months notice and are therefore cancellable contracts. We do not currently expect any of these agreements to be terminated and did not have any noncancelable obligations under these agreements as of March 31, 2026.

We have operating lease arrangements for office space in San Diego, California. As of March 31, 2026, we had total undiscounted lease payment obligations of $0.5 million payable in the 12 months following March 31, 2026.

See "Note 7. Leases" and "Note 8. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements contained in this Annual Report for additional information.

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

38

limited foreign currency risk exposure as our business operates primarily in U.S. dollars. We do not have significant foreign currency nor any other derivative financial instruments.

39

Item 8. Consolidated Financial Statements.

VivoSim Labs, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

VivoSim Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VivoSim Labs, Inc., formerly known as Organovo Holdings, Inc., (the “Company”) as of March 31, 2026 and 2025, and the related statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for and Valuation of Warrants

As described in Notes 2 and 6 to the financial statements, the Company completed an offering on March 31, 2026 that included common stock, pre-funded warrants, common warrants, and placement agent warrants. Management evaluated the warrants to determine whether they should be classified as equity or liabilities in accordance with ASC 480 and ASC 815. Certain warrant terms, including exercise price adjustments, beneficial ownership limitations, cashless exercise provisions, and price protection features, required management to apply significant judgment in evaluating the appropriate accounting classification. To the extent warrants were classified as liabilities, management measured the warrants at fair value using valuation techniques that required significant assumptions.

We identified the classification and valuation of the warrants issued in the March 31, 2026 offering as a critical audit matter. The principal considerations for our determination were the significant judgment required by management to evaluate the contractual terms of the warrant agreements and determine whether the warrants should be classified as equity or liabilities under ASC 480 and ASC 815. In particular, the evaluation required consideration of complex warrant provisions, including cashless exercise rights, beneficial ownership limitations, anti-dilution and price protection provisions, exercise price adjustments, settlement provisions, term, and the Black-Scholes exchange feature. In addition, for any warrants classified as liabilities, the determination of fair value required the use of valuation models and significant assumptions. Auditing these judgments involved especially challenging and complex auditor judgment, including the need to evaluate the application of complex accounting guidance to the specific terms of the warrant agreements and, as applicable, the reasonableness of the valuation methodology and significant assumptions used in measuring the warrant liability.

Our audit procedures related to the classification and valuation of the warrants included the following, among others:

•
We obtained and inspected the warrant agreements, securities purchase agreement, placement agent agreement, and other offering documents related to the March 31, 2026 offering.
•
We evaluated whether management appropriately identified the relevant contractual terms of the common warrants, pre-funded warrants, and placement agent warrants, including provisions related to exercise price, term, cashless exercise, beneficial ownership limitations, anti-dilution and price protection adjustments, settlement alternatives, and the Black-Scholes exchange feature.
•
We evaluated management’s accounting analysis under ASC 480 and ASC 815, including management’s conclusions regarding whether the warrants represented freestanding financial instruments and whether the warrants met the criteria for equity classification or liability classification.
•
We assessed management’s consideration of whether the warrant provisions could require settlement in a manner that would preclude equity classification, including provisions related to price protection, exercise price adjustments, and cashless or exchange settlement features.
•
We tested the mathematical accuracy of management’s analysis and agreed key terms used in the analysis to the executed warrant agreements and related offering documents.
•
For any warrants classified as liabilities, we evaluated the valuation methodology used by management to estimate fair value and tested significant inputs and assumptions, including the Company’s stock price, exercise price, expected term, volatility, risk-free interest rate, expected dividends, and assumptions related to the Black-Scholes exchange feature.
•
We involved valuation specialists, to assist in evaluating the appropriateness of the valuation model and the reasonableness of significant assumptions used to estimate the fair value of any liability-classified warrants.
•
We evaluated the adequacy of the Company’s disclosures in Notes 2 and 6 related to the warrant terms, accounting policy, classification conclusions, and valuation of any liability-classified warrants.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2023.

Somerset, New Jersey

July 14, 2026

VIVOSIM LABS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	March 31, 2026	March 31, 2025
Assets
Current Assets
Cash and cash equivalents	$5,024	$11,312
Accounts receivable	32	30
Escrow receivable	1,014	—
Prepaid expenses and other current assets	557	789
Total current assets	6,627	12,131
Fixed assets, net	206	419
Restricted cash	143	143
Operating lease right-of-use assets	407	867
Escrow receivable	—	1,000
Prepaid expenses and other assets, net	3	90
Total assets	$7,386	$14,650
Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$1,021	$1,644
Accrued expenses	981	1,226
Insurance premium financing liability	118	128
Liability to be settled in equity	218	218
Operating lease liability, current portion	447	521
Total current liabilities	2,785	3,737
Common stock warrant liabilities	5,700	—
Operating lease liability, net of current portion	—	421
Total liabilities	8,485	4,158
Commitments and Contingencies (Note 8)
Stockholders' (Deficit) Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 2,894,519 and 1,898,068 shares issued and outstanding at March 31, 2026 and 2025, respectively	3	2
Additional paid-in capital	354,898	352,648
Accumulated deficit	(356,000)	(342,157)
Treasury stock, 3 shares at cost	—	(1)
Total stockholders' (deficit) equity	(1,099)	10,492
Total Liabilities and Stockholders' (Deficit) Equity	$7,386	$14,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

VIVOSIM LABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands except for share and per share data)

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025
Revenues
Royalty revenue	$131	$119
Product revenue	—	25
Total Revenues	131	144
Cost of revenues	—	5
Research and development expenses	4,189	5,025
Selling, general, and administrative expenses	7,429	7,730
Total costs and expenses	11,618	12,760
Loss from Operations	(11,487)	(12,616)
Other Income (Expense)
Loss on issuance of common stock	(2,703)	—
Gain on investment in equity securities	94	—
Gain on sale of asset	—	10,000
Interest income	267	140
Interest expense	(12)	(10)
Total Other Income (Expense)	(2,354)	10,130
Income Tax Expense	(2)	(2)
Net Loss	$(13,843)	$(2,488)
Comprehensive Loss	$(13,843)	$(2,488)
Net loss per common share—basic and diluted	$(5.35)	$(1.70)
Weighted average shares used in computing net loss per common share—basic and diluted	2,588,327	1,463,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

VIVOSIM LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total
Balance at March 31, 2024	840	$1	$343,270	—	$(1)	$(339,669)	$3,601
Issuance of common stock under employee and director stock option, RSU and purchase plans	10	—	—	—	—	—	—
Issuance of common stock under warrants exercise	425		80				80
Stock-based compensation expense	—	—	532	—	—	—	532
Issuance of common stock from public offering, net	623	1	8,766	—	—	—	8,767
Net loss	—	—	—	—	—	(2,488)	(2,488)
Balance at March 31, 2025	1,898	$2	$352,648	—	$(1)	$(342,157)	$10,492
Issuance of common stock under employee and director stock option, RSU and purchase plans	8	—	—	—	—	—	—
Retirement of treasury stock	—	—	(1)	—	1	—	—
Stock-based compensation expense	—	—	303	—	—	—	303
Issuance of common stock from public offering, net	989	1	1,948	—	—	—	1,949
Net loss	—	—	—	—	—	(13,843)	(13,843)
Balance at March 31, 2026	2,895	$3	$354,898	—	$—	$(356,000)	$(1,099)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VIVOSIM LABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025
Cash Flows From Operating Activities
Net loss	$(13,843)	$(2,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on issuance of common stock	2,703	—
Placement agent warrant offering expense	138	—
Gain on previously liquidated equity securities	(94)	—
Gain on sale of asset	—	(10,000)
Interest accretion on escrow receivable	(14)	—
Accretion on investments	—	(38)
Depreciation and amortization	215	266
Stock-based compensation	303	532
Non-cash lease expense	460	432
Inventory write-off	—	798
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2)	3
Inventory	—	(501)
Prepaid expenses and other assets	670	253
Accounts payable	(623)	1,017
Accrued expenses	(245)	717
Operating lease liability	(495)	(452)
Net cash used in operating activities	(10,827)	(9,461)
Cash Flows From Investing Activities
Purchases of fixed assets	—	(13)
Proceeds from sale of asset	—	9,000
Purchases of investments	—	(2,962)
Maturities of investments	—	3,000
Proceeds from previously liquidated equity securities	94	—
Net cash provided by investing activities	94	9,025
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	4,808	8,847
Repayment of insurance premium financing liability	(363)	—
Net cash provided by financing activities	4,445	8,847
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(6,288)	8,411
Cash, cash equivalents, and restricted cash at beginning of period	11,455	3,044
Cash, cash equivalents, and restricted cash at end of period	$5,167	$11,455
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$5,024	$11,312
Restricted cash	143	143
Total cash, cash equivalents and restricted cash	$5,167	$11,455
Supplemental Disclosure of Cash Flow Information:
Escrow receivable	$—	$1,000
Income taxes paid	$2	$2
Interest paid	$12	$10
Liability to be settled in equity	$—	$218
Financed insurance premium exchanged for prepaid insurance	$353	$128
Common stock warrant liabilities	$5,700	$—

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

Liquidity and Going Concern

The accompanying Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had cash and cash equivalents of approximately $5.0 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $356.0 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreements for its facilities. The Company also had negative cash flows from operations of approximately $10.8 million during the year ended March 31, 2026. As of March 31, 2026, the Company had total current assets of approximately $6.6 million and current liabilities of approximately $2.8 million, resulting in working capital of $3.8 million.

Through March 31, 2026, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, the sale of the Company’s FXR program, and from the sale of convertible notes. During the year ended March 31, 2026, the Company issued 701,729 shares of its common stock through its ATM facility, for net proceeds of approximately $1.8 million.

March 2026 Best Efforts Public Offering

On March 31, 2026, the Company priced a best efforts public offering (the “2026 Offering”) of: (i) 286,557 shares of its common stock and 429,836 accompanying common warrants to purchase up to 429,836 shares of common stock at a combined public offering price of $1.14 per share and accompanying one and a half common warrants to purchase one share common stock and (ii) 2,345,022 pre-funded warrants to purchase 2,345,022 shares of common stock and 3,517,533 accompanying common warrants to purchase up to 3,517,533 shares of common stock at a combined public offering price of $1.139 per pre-funded warrant and accompanying one and a half common warrants to purchase one share of common stock. Each common warrant has an exercise price of $1.71 per share of common stock. The closing of the 2026 Offering occurred on March 31, 2026. In connection with the 2026 Offering, the Company received approximately $3.0 million of gross proceeds and $2.4 million of net proceeds, after deducting the offering expenses payable by the Company, including placement agent fees. The fair value of the placement agent warrants was approximately $0.1 million and was also considered an offering expense. All offering expenses were included within selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss during the year ended March 31, 2026. Additionally, in connection with the common warrants issued as part of the 2026 Offering, the Company recognized a common stock warrant liability of $5.7 million. As the fair value of the common stock warrant liability exceeded the gross proceeds from the offering, the Company recognized a $2.7 million loss on issuance of common stock during the year ended March 31, 2026. Please refer to "Note 6. Stockholders Equity" for more information regarding the 2026 Offering.

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

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses, the carrying amounts are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any material losses in such accounts and believes it is not exposed to significant risk. The Company has invested its excess cash primarily in money market funds and U.S. Treasury securities. Additionally, the Company adheres to established guidelines regarding approved investments and maturities of investments, which are designed to preserve their principal value and maintain liquidity.

The Company is also potentially subject to concentrations of credit risk in its revenues and receivable accounts. The Company’s receivables to date have been derived from a relatively small number of customers and third parties. The Company makes judgment as to its ability to collect outstanding receivables and provides reserves against receivables for estimated losses that may result from a customer or third party's ability to pay. Specific amounts determined to be uncollectable are charged against the reserve. The Company has not historically experienced any receivable write-downs and management does not believe significant credit risk exists as of March 31, 2026.

Restricted Cash

As of March 31, 2026 and 2025, the Company had approximately $0.1 million of restricted cash, deposited with a financial institution. The entire amount was held in certificates of deposit to support a letter of credit agreement related to the Company’s facility leases entered into in November 2020 and amended in November 2021.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Please refer to "Note 6. Stockholders Equity" for more information regarding outstanding warrants and their classification.

Insurance Premium Financing Liability

In September 2025, the Company entered into an insurance premium financing agreement for $0.4 million, with a term of nine months and an annual interest rate of 7.82%. The Company made a down payment of 10% and is required to make monthly principal and interest payments of $40,468 over the term of the agreement, which will mature in June 2026. The insurance premium financing liability was approximately $0.1 million as of March 31, 2026 and 2025, respectively. Related prepaid insurance at March 31, 2026 and March 31, 2025 was approximately $0.2 million, respectively, and is included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

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

Impairment of Long-Lived Assets

In accordance with authoritative guidance, the Company reviews its long-lived assets, including fixed assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value. Management has determined that no impairment of long-lived assets occurred as of March 31, 2026 and 2025.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance. As of March 31, 2026, the Company identified only one operating segment. Please refer to "Note 13. Business Segment Information" for further information.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss) are reported, net of their related tax effect, to arrive at comprehensive income (loss).

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share includes the assumed exercise of any outstanding pre-funded warrants, and excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2023 Employee Stock Purchase Plan, the assumed vesting of restricted stock units, the exercise of common warrants, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the years ended March 31, 2026 and 2025 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 5.0 million shares and 0.7 million shares for the years ended March 31, 2026 and 2025, respectively.

Note 2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Prepaid insurance	$280	$417
Prepaid expenses	277	360
Other current assets	—	12
Total prepaid expenses and other current assets	$557	$789

Note 3. Fixed Assets

Fixed assets consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Laboratory equipment	$1,630	$1,630
Furniture and fixtures	66	66
Computer software and equipment	244	244
Fixed Assets, gross	1,940	1,940
Less accumulated depreciation	(1,734)	(1,521)
Fixed Assets, net	$206	$419

As of March 31, 2026 and 2025, all of the Company’s fixed assets were active and in use. Depreciation expense for each of the years ended March 31, 2026 and 2025 was approximately $0.2 and $0.3 million, respectively.

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Accrued payroll and other employee benefits	$422	$652
Accrued legal and professional fees	523	515
Other accrued expenses	36	59
Total accrued expenses	$981	$1,226

Note 5. Collaborative Research, Development, and License Agreements

License Agreements

BICO Group AB

In February 2022, the Company entered into a license agreement with Cellink AB and its subsidiaries (collectively, “BICO Group AB”), where the Company agreed to grant a non-exclusive license to BICO Group AB to use the Company’s aforementioned patents for its business operations of manufacturing and selling bioprinters as well as bioinks. As part of the license agreement, BICO Group AB agreed to pay the Company a one time, nonrefundable upfront fee of $1,500,000, as well as ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license, which was recorded as revenue. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the license agreement, and continues until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. For the years ended March 31, 2026 and 2025, the Company recorded $131,000 and $119,000, respectively, of royalty revenue based on sales-based royalties from the license agreement.

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

Clemson University

In May 2011, the Company entered into a license agreement with Clemson University Research Foundation ("CURF") to in-license certain technology and intellectual property relating to ink-jet printing of viable cells. The Company received the exclusive worldwide rights to commercialize products comprising this technology for all fields of use. The Company was required to pay the university royalties ranging from 1.5% to 3% of net sales of covered tissue products and the fair market value of covered tissues transferred internally for use in the Company’s commercial service business, depending on the level of net sales reached each year. The license agreement terminated in May 2024 upon expiration of the patents licensed and was subject to certain conditions as defined in the license agreement. Minimum annual royalty payments of $40,000 per year were due beginning in calendar 2016. Royalty payments of zero and $40,000 were made for the years ended March 31, 2026 and 2025. The annual minimum royalty was creditable against royalties owed during the same calendar year.

In addition to the annual royalty noted above, CURF was owed 40% of all payments including but not limited to, upfront payments, license fees, issue fees, maintenance fees, and milestone payments received from third parties, including sublicensees, in consideration for sublicensing rights to licensed products. However, per the agreement, in the event that the Company defended the technology by litigation, it could offset any royalties due by legal expenses incurred. As of the expiration of the license agreement in May 2024, the Company’s legal expenses exceeded royalties owed from the upfront payment and sales-based royalties related to the BICO Group AB license agreement. Therefore, no royalty expense to CURF was recorded for the year ended March 31, 2026 and no royalty expense related to sales-based royalties was ever recorded under the agreement.

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

During the year ended March 31, 2026, the Company issued 701,729 shares of common stock in ATM offerings, pursuant to the 2024 Shelf. As of March 31, 2026, the Company has sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million. As of March 31, 2026, there was approximately $140.1 million unallocated and available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through the Company’s ATM program under the 2024 ATM Prospectus.

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

March 2026 Best Efforts Public Offering

On March 31, 2026, the Company priced the 2026 Offering which consisted of: (i) 286,557 shares of its common stock and 429,836 accompanying common warrants (“2026 Common Warrants”) to purchase up to 429,836 shares of common stock at a combined public offering price of $1.14 per share and accompanying one and a half common warrants to purchase one share common stock and (ii) 2,345,022 pre-funded warrants (“2026 Pre-Funded Warrants”) to purchase 2,345,022 shares of common stock and 3,517,533 accompanying 2026 Common Warrants to purchase up to 3,517,533 shares of common stock at a combined public offering price of $1.139 per pre-funded warrant and accompanying one and a half common warrants to purchase one share of common stock. Each 2026 Common Warrant will have an exercise price of $1.71 per share of common stock.

The per share exercise price for the 2026 Pre-Funded Warrants is $0.001, subject to adjustment as provided therein. The 2026 Pre-Funded Warrants were immediately exercisable, subject to certain beneficial ownership limitations, and will expire when exercised in full. The holder can exercise the 2026 Pre-Funded Warrants by means of a “cashless exercise.”

The per share exercise price for the 2026 Common Warrants is $1.71, subject to adjustment as provided therein. The 2026 Common Warrants were immediately exercisable, subject to certain beneficial ownership limitations, and will expire on the date that is five years following the original issuance date. The 2026 Common Warrants have price protection against subsequent dilutive issuances of shares of common stock, options, warrants and convertible securities, subject to a $0.01 per share of common stock floor, as further described in the 2026 Common Warrants. The holders of the 2026 Common Warrants may exchange the 2026 Common Warrants on a cashless basis for a number of shares of common stock determined by multiplying the total number of shares of common stock with respect to which the 2026 Common Warrant is then being exercised by the Black Scholes Value (as defined in the 2026 Common Warrant) divided by the lower of the two closing bid prices of the common stock in the two days prior to the time of such exercise, but in any event not less than $0.01.

In connection with the 2026 Offering, the Company paid Joseph Gunnar & Co. LLC (the "Placement Agent"), which acted as the placement agent in connection with the 2026 Offering, a cash fee of 7.5% of the aggregate gross proceeds raised in the 2026 Offering. Additionally, in connection with the 2026 Offering, the Company issued to the Placement Agent 131,579 warrants to purchase 131,579 shares of common stock ("Placement Agent Warrants") with an exercise price of $1.425 per share of common stock.

The closing of the 2026 Offering occurred on March 31, 2026. The Company received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.4 million from the 2026 Offering, after deducting the offering expenses payable by the Company, including the Placement Agent fees.

Restricted stock units

The following table summarizes the Company’s RSUs activity for the year ended March 31, 2026:

	Number of Shares	Weighted Average Price
Unvested at March 31, 2025	8,165	$6.57
Granted	75,000	$1.73
Vested	(8,165)	$6.57
Cancelled / forfeited	—	$—
Unvested at March 31, 2026	75,000	$1.73

Stock options

During the year ended March 31, 2026, under the A&R 2022 Plan, 127,952 stock options were granted at various exercise prices.

On August 5, 2024, the Company granted 83,841 stock options to its Executive Chairman under the A&R 2022 Plan. Of the stock options granted, 47,910 will vest evenly on an annual basis over three years. 11,977 of the options granted have unique vesting criteria based on market conditions, more specifically the Company's stock price. As the market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The stock options will be expensed over their determined requisite service periods. The remaining 23,954 options granted have unique vesting criteria based on specific Company performance conditions. The vesting criteria for 11,977 of these options includes the Company achieving cumulative revenue of $1.5 million. The vesting criteria for the remaining 11,977 options includes the Company entering into a definitive agreement that constitutes a major strategic partnership, at the discretion of the Board. As of March 31, 2026, no performance conditions have been met. The grant date fair value of the performance based awards is $118,000 in the aggregate, which will be recognized when the performance condition is satisfied.

The following table summarizes stock option activity for the year ended March 31, 2026:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2025	141,397	$22.66	$—
Options granted	127,952	$2.05	$—
Options canceled	(2,552)	$14.51	$—
Options expired	(5,713)	$33.63	$—
Outstanding at March 31, 2026	261,084	$12.40	$—
Vested and Exercisable at March 31, 2026	60,045	$40.47	$—

The weighted-average remaining contractual term of stock options exercisable and outstanding at March 31, 2026 was approximately 8.5 years.

Warrants

2024 Offering

In connection with a best efforts public offering that occurred in May 2024 ("2024 Offering"), the Company issued common warrants ("2024 Common Warrants") to purchase up to 130,202 shares of common stock at a combined public offering price of $9.60 per share and accompanying common warrant to purchase one share of common stock and (ii) pre-funded warrants ("2024 Pre-Funded Warrants") to purchase 416,666 shares of common stock and accompanying 2024 Common Warrants to purchase up to 416,666 shares of common stock at a combined public offering price of $9.588 per 2024 Pre-Funded Warrant and accompanying 2024 Common Warrant to purchase one share of common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any antidilution rights. As of March 31, 2026, all 2024 Pre-Funded Warrants associated with the 2024 Offering were fully exercised and 7,810 of the 2024 Common Warrants were exercised during the year ended March 31, 2025.

The following table summarizes the Company’s 2024 Common Warrants activity from March 31, 2025 to March 31, 2026:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2025	539,060	$9.60
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2026	539,060	$9.60

2026 Offering

In connection with the 2026 Offering, the Company issued (i) 286,557 shares of its common stock and 429,836 accompanying 2026 Common Warrants to purchase up to 429,836 shares of common stock at a combined public offering price of $1.14 per share and accompanying one and a half 2026 Common Warrants to purchase one share common stock and (ii) 2,345,022 2026 Pre-Funded Warrants to purchase 2,345,022 shares of common stock and 3,517,533 accompanying 2026 Common Warrants to purchase up to 3,517,533 shares of common stock at a combined public offering price of $1.139 per 2026 Pre-Funded Warrant and accompanying one and a half 2026 Common Warrants to purchase one share of common stock. The Company has determined that the 2026 Pre-Funded Warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. Each 2026 Common Warrant has an exercise price of $1.71 per share of common stock. The Company has determined that the 2026 Common Warrants should be classified as a common stock warrant liability as the instrument contains a leverage factor and therefore is not considered indexed to the Company's own stock.

In connection with the 2026 Offering, the Company issued 131,579 Placement Agent Warrants to purchase 131,579 shares of common stock with an exercise price of $1.425 per share of common stock.

The following table summarizes information about shares issuable under the 2026 Pre-Funded Warrants, the 2026 Common Warrants, and the Placement Agent Warrants from March 31, 2025 to March 31, 2026:

	2026 Pre-Funded Warrants	Exercise Price	2026 Common Warrants	Exercise Price	Placement Agent Warrants	Exercise Price
Outstanding at March 31, 2025	—	$—	—	$—	—	$—
Issued	2,345,022	$0.001	3,947,369	$1.71	131,579	$1.43
Exercised	—	$—	—	$—	—	$—
Outstanding at March 31, 2026	2,345,022	$0.001	3,947,369	$1.71	131,579	$1.43

The fair value of the placement agent warrants was approximately $0.1 million, which was measured using a Black Scholes model, and was expensed during the year ended March 31, 2026 as an offering expense. The expense was included in selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss. The assumptions that the Company used to determine the fair value of the placement agent warrants were as follows:

Year Ended March 31, 2026
Dividend yield	—
Volatility	124.02%
Risk-free interest rate	3.81%
Expected life of warrants	3.00 years
Weighted average grant date fair value	$1.43

The following table summarizes the Company’s common stock warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs (in thousands):

March 31, 2026
Beginning common stock warrant liability	$—
Common warrants issued	5,700
Common warrants exercised	—
Change in fair value	—
Ending common stock warrant liability	$5,700

The fair value of the common stock warrant liability was measured using a Monte Carlo model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The fair value of the 2026 Common Warrants is inherently sensitive to changes in the Company's stock price and related volatility assumptions. The assumptions that the Company used to determine the fair value at the reporting date were as follows:

Year Ended March 31, 2026
Dividend yield	—
Volatility	110.00%
Risk-free interest rate	3.90%
Expected life of warrants	5.00 years
Weighted average grant date fair value	$1.71

Employee Stock Purchase Plan

In July 2023, the Board adopted, and subsequently on October 31, 2023, the Company's stockholders approved, the ESPP. The ESPP became effective on October 31, 2023. The Company reserved 3,750 shares of common stock for issuance thereunder. The ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 42 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the ESPP commenced on March 1, 2024. During the year ended March 31, 2026, there were no shares issued under the ESPP. At March 31, 2026, there were 3,708 shares remaining available for purchase under the ESPP.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following at March 31, 2026:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	27,565
Common stock issuable pursuant to options outstanding and reserved under the A&R 2022 Plan	229,353
Common stock reserved under the A&R 2022 Plan	12,252
Common stock reserved under the ESPP	3,708
Common stock reserved under the 2021 Inducement Equity Plan	83
Common stock issuable pursuant to restricted stock units outstanding under the A&R 2022 Plan	75,000
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	4,166
Common stock issuable pursuant to outstanding 2024 Common Warrants	539,060
Common stock issuable pursuant to outstanding 2026 Pre-Funded Warrants	2,345,022
Common stock issuable pursuant to outstanding 2026 Common Warrants	3,947,369
Common stock issuable pursuant to outstanding Placement Agent Warrants	131,579
Total at March 31, 2026	7,315,157

Stock-based compensation expense and valuation information

Stock-based awards include stock options and RSUs under the Company's A&R 2022 Plan, 2012 Plan, inducement awards, performance-based RSUs under an Incentive Award Performance-Based Restricted Stock Unit Agreement, the Inducement Plan, and rights to purchase stock under the ESPP.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Year Ended March 31, 2026	Year Ended March 31, 2025
Research and development	$56	$86
General and administrative	247	446
Total	$303	$532

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2026 was approximately $0.5 million and the weighted average period over which these grants are expected to vest is 2.68 years.

The total unrecognized stock-based compensation cost related to unvested RSUs as of March 31, 2026 was $0.1 million, which will be recognized over a weighted average period of 0.83 years.

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

	Year Ended March 31, 2026	Year Ended March 31, 2025
Dividend yield	—	—
Volatility	113.22%	99.38%
Risk-free interest rate	3.68%	3.75%
Expected life of options	6.00 years	5.75 years
Weighted average grant date fair value	$1.74	$5.67

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

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The fair value of the ESPP shares was estimated at the purchase period commencement date using the following assumptions:

	Year Ended March 31, 2026	Year Ended March 31, 2025
Dividend yield	—	—
Volatility	0.00%	95.20%
Risk-free interest rate	0.00%	5.27%
Expected term	—	6 months
Grant date fair value	$—	$0.39

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of March 31, 2026 (in thousands):

March 31, 2026
ASSETS
Operating lease right-of-use assets	$407
Total lease right-of-use assets	$407

LIABILITIES
Current
Operating lease liability	447
Total lease liabilities	$447

Weighted average remaining lease term:	0.83 years
Weighted average discount rate:	6%

Variable lease expense was approximately $143,000 and $93,000 for the years ended March 31, 2026 and 2025, respectively. Operating lease expense was approximately $503,000 for each of the years ended March 31, 2026 and 2025, respectively.

Cash outflows associated with the Company’s operating lease for the years ended March 31, 2026 and 2025 were approximately $539,000 and $524,000, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of March, 31, 2026 are as follows (in thousands):

Fiscal year ending March 31, 2027	459
Total future lease payments	459
Less: Imputed Interest	(12)
Total lease obligations	447
Less: Current obligations	(447)
Noncurrent lease obligations	$—

Note 8. Commitments and Contingencies

Legal matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

On August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York alleging that the Company breached a tail financing provision included in an engagement agreement the Company entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, the Company filed an answer to the complaint and on September 2, 2025, the Company filed counterclaims for rescission, fraudulent inducement, and breach of contract against H.C. Wainwright. H.C. Wainwright moved to dismiss the Company’s counterclaims in November 2025. The parties fully briefed that motion between November 2025 and January 2026 and the court has set oral argument for July 15, 2026. The Company is defending against H.C. Wainwright’s claims and pursuing its own counterclaims vigorously, but there is no guarantee that it will be successful in these efforts.

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures and monitors each related legal issue and adjusts accruals as might be warranted based on new information and further developments. During the three months ended September 30, 2024, the Company recognized an accrual of $0.6 million (which was considered a financing fee related to the 2024 Offering discussed in Note 6. Stockholders' Equity) for the loss contingencies associated with the above described H.C. Wainwright complaint. As of March 31, 2026, the accrual has not changed. Of the $0.6 million loss contingency accrual, $0.4 million is included in accrued expenses on the accompanying consolidated balance sheets. The remaining $0.2 million of the loss contingency accrual is classified as a liability to be settled in equity on the accompanying consolidated balance sheets. The liability to be settled in equity relates to a fixed number of warrants that were included in the complaint as part of the sought compensatory damages. The Company recorded the loss contingency accrual as it determined that an unfavorable outcome is probable or reasonably possible and believed that the amount or range of any possible loss was reasonably estimable. However, amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments, and the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. If one or more legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Note 9. Income Taxes

The following table summarizes the (loss) income before income tax expense by jurisdiction for the period indicated (in thousands):

	March 31, 2026	March 31, 2025
Pre-tax book income (loss)
Domestic	$(13,841)	$(2,486)
Foreign	—	—
Total	$(13,841)	$(2,486)

A reconciliation of the statutory federal rate and the effective rate, for operations, is as follows for the years ended March 31, 2026 and 2025 (in thousands, except percentages):

	March 31, 2026		March 31, 2025
Income taxes (benefit) at statutory federal rate	$(2,907)	21.0%	$(522)	21.0%
State and local taxes, net of federal benefit (1)	(21)	0.2%	(31)	1.2%
Tax credits	(179)	1.3%	(321)	12.9%
Changes in valuation allowance	152	(1.1)%	(141)	5.7%
Nontaxable or nondeductible items
Change in fair value of derivative liability	568	(4.1)%	—	0.0%
Stock-based compensation	55	(0.4)%	75	(3.0)%
Financing fees	156	(1.1)%	—	0.0%
Other
Removal of federal net operating losses and research development credits	2,126	(15.4)%	867	(34.9)%
Other true-ups	(7)	0.0%	(21)	1.0%
Changes in unrecognized tax benefits	59	(0.4)%	96	(3.9)%
Provision for income taxes	$2	(0.0)%	$2	0.0%

(1) State taxes in California comprise the majority (greater than 50%) of the tax effect in this category.

For the years ended March 31, 2026 and 2025, federal and state income tax payments were insignificant and therefore are not presented in disaggregated detail.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of March 31, 2026 and 2025 (in thousands, except percentages):

	March 31, 2026	March 31, 2025
Deferred tax assets:
Amortization	$861	$1
Section 174 R&D capitalization	1,730	2,380
Accrued expenses and reserves	78	132
Operating lease liability	99	207
Stock-based compensation	342	336
Other, net	4	5
Total deferred tax assets	3,114	3,061
Valuation allowance	(2,997)	(2,807)
Net deferred tax assets	$117	$254
Deferred tax liabilities:
Operating lease right-of-use assets	(90)	(191)
Depreciation	(27)	(63)
Total deferred tax liabilities	$(117)	$(254)
	$—	$—

A full valuation allowance has been established to offset the deferred tax assets as management cannot conclude that realization of such assets is more likely than not. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company's net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of March 31, 2026. Until this analysis is completed, the Company has removed the deferred tax assets related to net operating losses from deferred tax asset schedule. Further, until a study is completed and any limitation known, approximately $1.8 million for each of the years ended March 31, 2026 and 2025, are being considered as an uncertain tax position netted against the deferred tax asset. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. The valuation allowance increased by approximately $190,000 and decreased by approximately $177,000 for the years ended March 31, 2026 and 2025, respectively.

Federal and State NOLs that have not been recognized as a DTA are $231.6 million and $43.9 million, respectively, as of March 31, 2026.

Federal net operating loss carryforwards ("NOLs") of approximately $88 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The remaining federal net operating losses will begin to expire in 2028, unless previously utilized. The state net operating loss carryforwards will begin to expire in 2028, unless previously utilized.

Federal and State research tax credit carryforwards that have not been recognized as a DTA are $5.5 million and $4.9 million at March 31, 2026, respectively. The federal research tax credit carryforwards begin to expire in 2028. The state research tax credit carryforwards do not expire.

The Company did not record any accruals for income tax accounting uncertainties for the year ended March 31, 2026.

The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. Accruals for interest and penalties related to income tax matters were not material as of March 31, 2026.

The Company is subject to tax in the United States and California. As of March 31, 2026, the Company's tax years from inception are subject to examination by the tax authorities due to the generation of net operating losses. The Company is not currently under examination by any jurisdiction.

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

Viscient Biosciences

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. During fiscal 2025 and fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide the Company with certain consulting and testing services related to the Company's ongoing R&D. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the fiscal years ended March 31, 2026 and 2025, the Company incurred approximately $604,000 and $118,000 in R&D consulting expenses from Viscient, respectively. As of March 31, 2026 and 2025, the accounts payable balance to Viscient was approximately $56,000 and zero, respectively. Additionally, for the fiscal years ended March 31, 2026 and 2025, the Company provided approximately $5,000 and $3,000 of histology services to Viscient, respectively.

Note 11. Defined Contribution Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. Under the terms of the 401(k) plan, the Company makes matching contributions on up to the first 6% of compensation contributed by its employees. Amounts expensed under the Company’s 401(k) plan for the years ended March 31, 2026 and 2025 were approximately $71,000 and $66,000, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The new disclosure requirements are included in the Company's Form 10-K for fiscal year ending March 31, 2026, and were applied on a retrospective basis.

Recently Issued Accounting Pronouncements

On July 4, 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act, or the 2025 Act. The 2025 Act makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with prospective application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with prospective application beginning January 1, 2025. The impact of this legislation was not material to the Company's consolidated financial position and results of operations for the year ended March 31, 2026.

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

Note 13. Business Segment Information

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

In addition to the significant expense categories included within Consolidated Net Loss presented in the Company’s Consolidated Statements of Operations and Other Comprehensive Loss, see below for disaggregated expense amounts for the years ended March 31, 2026 and 2025 (in thousands):

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025
Revenue
Royalty revenue	$131	$119
Product revenue	—	25
Total revenue	131	144
Operating expenses
Cost of revenues	—	5
Research and development (a) (b)	3,934	4,712
Selling, general, and administrative expenses (a)(b)	7,166	7,245
Non-cash stock-based compensation (see Note 6)	303	532
Depreciation and amortization (see Note 3)	215	266
Total operating expenses	$11,618	$12,760
Consolidated operating loss	$(11,487)	$(12,616)

(a) Stock-based compensation expense of $56,000 and $86,000 related to research and development and $247,000 and $446,000, related to selling, general, and administration have been excluded for the years ended March 31, 2026 and 2025, respectively.

(b) Depreciation and amortization expense of $199,000 and $227,000 related to research and development and $16,000 and $39,000 related to selling, general, and administration have been excluded for the years ended March 31, 2026 and 2025, respectively.

Note 14. Subsequent Events

In July 2026, the Company received a milestone payment of $5.0 million in connection with the FXR Asset Sale upon the achievement of a certain development milestone.

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

Our management, under the supervision of our Executive Chairman and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, we used the framework included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year ended March 31, 2026, to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Information About Our Directors

The following sets forth information regarding the business experience of our current directors:

Name	Age(1)	Position(s)	Director Class
Keith Murphy	54	Director and Executive Chairman	Class III
Adam Stern	62	Director	Class III
Douglas Jay Cohen	55	Lead Independent Director	Class II
David Gobel	73	Director	Class II
Alison Tjosvold Milhous	47	Director	Class I

__________________

(1)
As of June 15, 2026.

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

Adam Stern, Director, re-joined our Board in July 2020. Mr. Stern is Head of Private Equity, Merchant & Venture Banking (MVB) at ThinkEquity, LLC. since February 2026 and leads the formation and strategic development of ThinkStern Ventures. Prior to ThinkEquity, he was CEO of SternAegis Ventures from December 2012 to February 2026 and had been the Head of Private Equity Banking at Aegis Capital Corp from December 2012 to February 2026. Prior to SternAegis, Mr. Stern served as Senior Managing Director at Spencer Trask Ventures, Inc., a private equity and venture firm, from 1997 to 2012, where he managed the structured finance group focusing primarily on technology and life sciences companies. From 1989 to 1997, Mr. Stern was at Josephthal & Co., Inc., Members of the New York Stock Exchange, where he served as Head of Private Equity and Managing Director. He has been a FINRA licensed securities broker since 1987 and a Registered General Securities Principal since 1991. Mr. Stern previously served as a director of VivoSim from February 2012 to June 2013. Mr. Stern is a current director at DarioHealth Corp. (Nasdaq: DRIO), privately held Amplifica Holdings, Group, Inc., and Aerami Therapeutics Holdings Inc. Mr. Stern is a former director of Adgero

Biopharmaceuticals Holdings, Matinas BioPharma Holdings, Inc. (NYSE: MTNB), Hydrofarm Holdings Group Inc. (Nasdaq: HYFM), InVivo Therapeutics, Inc. (Nasdaq: NVIV) and PROLOR Biotech prior to its sale in 2013 to Opko Health, Inc. (Nasdaq: OPK). Mr. Stern graduated with a Bachelor of Arts degree from the University of South Florida in 1987.

We believe Mr. Stern’s extensive experience in corporate finance, his expertise in the life sciences industries and his previous experience as a member of our Board qualify him to be a member of our Board.

Class I Director Continuing in Office until the 2027 Annual Meeting of Stockholders

Alison Tjosvold Milhous, Director, has served on our Board since September 2020. She has more than 20 years of audit and technical accounting experience and is a certified public accountant. She is currently the Senior Vice President of Accounting at Erasca, Inc., a clinical-stage precision oncology company. Prior to joining Erasca, she was an independent consultant assisting public and private companies with accounting and reporting needs primarily within the life sciences and technology industries. Ms. Milhous was previously an audit partner at Grant Thornton LLP from August 2015 through September 2019 and held various positions with increasing responsibility at Grant Thornton since 2002. She began her career in June 2000 at Arthur Andersen LLP. Ms. Milhous received a Bachelor of Science degree in Business Administration with a dual concentration in Accounting and Finance from California State Polytechnic University, San Luis Obispo.

We believe Ms. Milhous’ extensive financial and accounting experience and her experience providing audit and consulting services to life sciences companies qualify her to serve as a member of our Board.

Class II Directors Continuing in Office Until the 2028 Annual Meeting of Stockholders

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

No Family Relationships

There are no family relationships between any of our officers and directors.

Executive Officers

The following persons are our executive officers and hold the positions set forth opposite their names as of June 15, 2026:

Name	Age	Position

Keith Murphy	54	Executive Chairman
Norman Staskey	55	President and Chief Financial Officer
Tony Lialin	55	Chief Commercial Officer
Amar Sethi	55	Chief Scientific Officer

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

Tony Lialin, Chief Commercial Officer, joined us in August 2025. Mr. Lialin brings more than two decades of experience turning breakthrough life science platforms into scalable, predictable revenue. He has built commercial teams from the ground up, forged strategic pharma partnerships, and helped scale multiple businesses that were later acquired by leading industry players. Prior to joining the Company, Mr. Lialin had served as Chief Commercial Officer of DPBIO from June 2025 to August 2025. From April 2025 to June 2025, he served as Vice President Business Development of Seonix Bio and from April 2022 to April 2024, he served as Vice President Sales & Consumer Success of ONI. From March 2020 to April 2022, Mr. Lialin served as Chief Commercial Officer of Invivoscribe, Inc.

Amar Sethi, Chief Scientific Officer, joined us in November 2025. Dr. Sethi is a transformational R&D executive with three decades of experience encompassing pharmaceutical drug development, CRO leadership, translational medicine, and diagnostic innovation. He has led global Phase I–IV clinical programs, FDA breakthrough and orphan drug designations, BLA filings, and advanced biomarker strategies across metabolic disorders, nephrology, hematology, rare diseases, and cardiovascular biology. His expertise includes establishing CAP/CLIA/GCP/GLP-compliant infrastructures, scaling bioanalytical and biomarker teams, and guiding scientific strategy for both early and late-stage assets. Dr. Sethi’s career bridges drug-development leadership with biomarker innovation. Prior to joining the Company, Dr. Sethi served as Associate Vice President of Clinical Science at Omeros Corp from October 2019 to July 2025, where he led a pivotal global Phase 3 program for a Breakthrough Therapy/Orphan-designated biologic and supported multiple monoclonal antibody programs now approved or advancing into late stages. As President & Chief Medical Officer of Pacific Biomarkers, he drove 70% business growth, led successful M&A initiatives, and developed FDA-qualified novel biomarker platforms, including a gold-standard Acute Kidney Injury panel uniquely qualified by the FDA. His tenure at NIH and Copenhagen University Hospitals further established him as a scientific authority in clinical chemistry, cardiometabolic research, and translational diagnostics.

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

Audit Committee. Our Audit Committee currently consists of Ms. Milhous (Chair), Mr. Cohen and Mr. Stern. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each member of the Audit Committee is an “independent director” under the Nasdaq listing standards, is financially literate under Nasdaq listing standards, and at least one member has financial sophistication under Nasdaq listing standards. The Board has also determined that Ms. Milhous is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board, a copy of which is available on our website at www.vivosim.ai.

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

Item 11. Executive Compensation.

The following discussion is designed to provide our stockholders with an understanding of our compensation philosophy and objectives as well as an overview of the analysis that our Compensation Committee performed in setting the compensation of our executive officers for Fiscal 2026 (i.e., the period from April 1, 2025 to March 31, 2026).

This discussion summarizes the Compensation Committee’s determination of how and why, in addition to what, compensation actions were taken for our named executive officers, as follows:

•
Keith Murphy, our Executive Chairman and Principal Executive Officer;
•
Norman Staskey, our Chief Financial Officer and Principal Financial Officer;
•
Tony Lialin, our Chief Commercial Officer(1); and
•
Amar Sethi, our Chief Scientific Officer(2)

(1)
Mr. Lialin was hired by the Company on August 11, 2025.
(1)
Dr. Sethi was hired by the Company on November 24, 2025.

These four individuals are collectively referred to in this Annual Report as our “named executive officers”.

Recent “Say-on-Pay” Votes

Our recent stockholder advisory votes, commonly referred to as a “Say-on-Pay” vote, to approve the compensation of our named executive officers for Fiscal 2025 (i.e., the period from April 1, 2024 to March 31, 2025) was approved by our stockholders, with approximately 90% of stockholder votes cast in favor of the proposal.

During Fiscal 2026, our Executive Chairman and Chief Financial Officer maintained significant stockholder engagement efforts to monitor how our investors vote, obtain their views on key corporate governance and disclosure matters and determine how best to respond to feedback each year going forward. Specifically, we reached out to our stockholders representing over 95% of our institutional stock holdings multiple times. None of the stockholders indicated a need or desire to engage with the Company to discuss or express any concerns.

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
•
Market capitalization, targeting less than $100 million,
•
Number of employees, targeting less than 50 employees, and
•
Location, specifically nationwide.

For Fiscal 2026, the Compensation Committee engaged Anderson Pay Advisors ("Anderson"), an independent compensation consultant, as the Compensation Committee’s advisor reporting directly to the chair of the Compensation Committee. The Compensation Committee determined that no conflict of interest exists that would preclude Anderson from serving as an independent consultant to the Compensation Committee.

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

For Fiscal 2026, based on recommendations from Anderson, our Compensation Committee determined that our peer group should be modified to better reflect our current market valuation as well as the growing importance of our therapeutics program to our overall business model. With input from Anderson, our Compensation Committee added a group of companies focused on technology platforms, with comparable size, revenues, market valuations, and stage of leading drug candidate. Our Compensation Committee also replaced some of the companies previously included in our peer group because their market valuations had grown too high for direct comparison to our Company, and/or their business focus had become less relevant for direct comparison to our Company. Our Compensation Committee then used the compensation data from this revised peer group in setting executive compensation for Fiscal 2026.

The peer group for Fiscal 2026 included:

Aligos Therapeutics, Inc.	Hepion Pharmaceuticals, Inc.	Scorpius Holdings, Inc.
Anika Therapeutics, Inc.	Hoth Therapeutics, Inc.	Seelos Therapeutics, Inc.
Aprea Therapeutics, Inc.	Immunic Therapeutics, Inc.	Soligenix, Inc.
Ayala Pharmaceuticals	Imunon, Inc.	Theriva Biologics, Inc.
Bolt Biotherapeutics, Inc.	LadRx Corp.	Traws Pharma, Inc.
Cumberland Pharmaceuticals, Inc.	Lifecore Biomedical
Galmed Pharmaceuticals Ltd.	Pulmatrix, Inc.

Determination of Executive Compensation

In addition to peer group data, the Compensation Committee considered relevant publicly available market data and surveys and the compensation reports it received from Anderson. The Compensation Committee also reviewed and considered the compensation recommendations of our Executive Chairman, the Company’s overall performance during Fiscal 2026, the Company’s financial status and operating runway, each executive officer’s responsibilities and contribution to the Company’s achievement of the Fiscal 2026 corporate goals, and each executive officer’s individual performance during Fiscal 2026. With respect to new hires, our Compensation Committee considered the executive officer’s background and historical compensation in lieu of prior year performance in addition to benchmark data for the newly hired executive’s position.

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
•
Performance and Incentive Based – Approximately 40% of the Total Direct Compensation our executive officers could earn was performance and incentive based, thereby aligning the interests of our executive officers with our stockholders’ interests. As both our Executive Chairman and Chief Financial Officer are retained through consulting firms, neither are eligible for performance based compensation.
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

Pursuant to the terms of our consulting agreement with Multi Dimensional Bio Insight LLC (“MDBI”), a biotechnology consulting firm through which we retain Mr. Murphy, MDBI has the right, on an annual basis, to increase hourly consultant rates by up to 4%. From January 1, 2021 to May 1, 2022, the hourly rate for Mr. Murphy’s services was $375, which was increased to $413 effective May 1, 2022 and remained the same throughout Fiscal 2026. The cash amount paid to MDBI increased from $726,674 for Fiscal

2025 to $740,210 for Fiscal 2026, with approximately a 2% increase in Mr. Murphy’s hours for Fiscal 2026 as compared to Fiscal 2025.

Pursuant to the terms of our consulting agreement with Danforth Advisors, LLC (“Danforth”), a financial consulting firm through which we retain Mr. Staskey, Danforth has the right, on an annual basis, to increase hourly consultant rates by up to 4%. From January 1, 2025 to March 31, 2026, the hourly rate for Mr. Staskey's services was $450. The cash amount paid to Danforth for Mr. Staskey's services increased from $20,925 for Fiscal 2025 to $119,475 for Fiscal 2026, with approximately a 470% increase in Mr. Staskey's hours for Fiscal 2026 as compared to Fiscal 2025. The significant increase in hours from Fiscal 2025 to Fiscal 2026 is due to Mr. Staskey's hiring on December 30, 2024, which was at the end of the third quarter of Fiscal 2025.

Mr. Lialin was hired by the Company on August 11, 2025. Mr. Lialin's base salary in Fiscal 2026 was $360,000.

Dr. Sethi was hired by the Company on November 24, 2025. Dr. Sethi's base salary in Fiscal 2026 was $360,000.

The cash amounts or base salaries paid to our named executive officers for Fiscal 2026 as compared to Fiscal 2025 are set forth in the following table:

Name and Title	Fiscal 2026 Cash Payments/Base Salaries	Fiscal 2025 Cash Payments/Base Salaries
Keith Murphy, Executive Chairman(1)	$800,174	$726,674
Norman Staskey, Chief Financial Officer(2)	119,475	20,925
Tony Lialin, Chief Commercial Officer(3)	360,000	—
Amar Sethi, Chief Scientific Officer(4)	360,000	—

______________________

(1)
Mr. Murphy was appointed our Executive Chairman on September 15, 2020. The Company retains Mr. Murphy through MDBI, a biotechnology consulting firm, pursuant to the terms of a consulting agreement, pursuant to which the Company has agreed to pay MDBI $375-390 per hour of services provided by Mr. Murphy, with an annual increase in rates by up to 4%. The amounts reported under “Fiscal 2026 Cash Payments/Base Salaries” and “Fiscal 2025 Cash Payments/Base Salaries” are comprised of the actual amounts paid to MDBI for its consulting services. Mr. Murphy did not directly receive a base salary from the Company in Fiscal 2026 or Fiscal 2025. Mr. Murphy’s increase in base salary was primarily due to additional time commitment of Mr. Murphy in his consulting role as Executive Chairman of the Company. Mr. Murphy also received a one-time performance cash bonus of $73,500 during Fiscal 2026.
(2)
Mr. Staskey was appointed our Chief Financial Officer on December 30, 2024. The Company retains Mr. Staskey through Danforth, a financial consulting firm, pursuant to the terms of a consulting agreement, pursuant to which the Company has agreed to pay Danforth $450 per hour of services provided by Mr. Staskey, with an annual increase in rates by up to 4%. The amounts reported under “Fiscal 2026 Cash Payments/Base Salaries” and “Fiscal 2025 Cash Payments/Base Salaries” are comprised of the actual amounts paid to Danforth for its consulting services related to Mr. Staskey. Mr. Staskey did not directly receive a base salary from the Company in Fiscal 2026 or Fiscal 2025.
(3)
Mr. Lialin was hired by the Company on August 11, 2025. Mr. Lialin's base salary in Fiscal 2026 was $360,000.
(4)
Dr. Sethi was hired by the Company on November 24, 2025. Dr. Sethi's base salary in Fiscal 2026 was $360,000.

Performance-Based Cash Incentive Awards. Our executive compensation program includes an annual performance-based cash incentive award, which provides our executive officers with an annual cash incentive opportunity as a percentage of their base salaries based upon the achievement of corporate and individual performance goals evaluated and approved by the Compensation Committee. For Fiscal 2026, the Compensation Committee determined that the annual target bonus opportunity expressed as a percentage of base salary for Mr. Lialin and Dr. Sethi should be 40% of each of their respective base salaries. Each executive officer is eligible to receive an increase in his target bonus amount based on the achievement of individual and corporate goals. If the base performance level is met for a corporate goal, the Compensation Committee has the discretion to assign zero percentage to that performance goal or a bonus percentage on an interpolated basis between zero and 100%, resulting in an actual bonus significantly less than an executive’s target bonus. For performance above a performance goal, the bonus percentage for that performance goal may exceed the target bonus. The Company continues to use an objectives and key results goal-setting framework (“OKRs”) used by individuals, teams, and the Company to define measurable goals and track their outcomes, originally developed and implemented by Andrew Grove at Intel. See: http://www.whatmatters.com.

The Compensation Committee approved bonus payments for Fiscal 2026 as follows:

Name and Title	Percentage of Goal (%)	Fiscal 2026 Bonus Award ($)
Keith Murphy, Executive Chairman(1)	—	$73,500
Tony Lialin, Chief Commercial Officer(2)	100%	88,615
Amar Sethi, Chief Scientific Officer(3)	100%	47,077

______________________

(1)
Mr. Murphy received a one-time performance based cash bonus during Fiscal 2026.
(2)
Mr. Lialin was hired by the Company on August 7, 2025, and therefore his bonus was pro-rated for Fiscal 2026.
(3)
Dr. Sethi was hired by the Company on November 24, 2025, and therefore his bonus was pro-rated for Fiscal 2026.

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

The Compensation Committee granted the following awards to our executive officers for Fiscal 2026 (neither Mr. Murphy, in his role as Executive Chairman, nor Mr. Staskey received any equity awards during Fiscal 2026 and therefore are not included in this table):

Name	Stock Option Awards (#)	Stock Awards (#)	Option Awards ($)(1)	Stock Awards ($)	Total ($)
Tony Lialin	40,000(2)	—	$60,177	$—	$60,177
Amar Sethi	53,500(3)	—	99,722	—	99,722

______________________

(1) These amounts represent the grant date fair value of time-based and performance-based stock option awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 6 – Stockholders’ Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2) The option vests over a four year period, with 25% of the total number of shares subject to the option vesting on August 11, 2026, and the balance vesting in 12 equal quarterly installments thereafter.

(3) The option vests over a four year period, with 25% of the total number of shares subject to the option vesting on November 24, 2026, and the balance vesting in 12 equal quarterly installments thereafter.

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

Severance Arrangements

As of March 31, 2026, Dr. Sethi is the only named executive officer that has a severance arrangement in place with the Company. In the event of termination of employment for any reason other than for cause, Dr. Sethi is eligible to receive six months of cash severance, based on current salary, or approximately $180,000. Dr. Sethi is also eligible to receive six months of health insurance payments made through the provisions of COBRA.

Potential Payments upon Termination or Change in Control

As of March 31, 2026, Dr. Sethi is the only named executive officer that has a severance arrangement in place with the Company. In the event of termination of employment other than for cause, Dr. Sethi is eligible to receive six months of cash severance, based on current salary, or approximately $180,000. Dr. Sethi is also eligible to receive six months of health insurance payments made through the provisions of COBRA. None of the other Company's named executive officers are entitled to receive any potential payments in the event of termination of employment in connection with a change of control.

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

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each named executive officer for Fiscal 2026 and Fiscal 2025.

Name and Principal Position	Year or Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Keith Murphy(3) Executive Chairman	2026	740,210	73,500	—	25,950	—	26,301(4)	865,961
	2025	726,674	—	—	428,113	—	10,870(4)	1,165,657
Norman Staskey(5) Chief Financial Officer	2026	119,475	—	—	—	—	—	119,475
	2025	20,925	—	—	—	—	—	20,925
Tony Lialin(6) Chief Commercial Officer	2026	221,538	10,000	—	60,177	—	6,241	297,957
Amar Sethi(7) Chief Scientific Officer	2026	117,692	15,000	—	99,722	—	2,911	235,325

______________________

(1)
These amounts represent the grant date fair value of time-based and performance-based stock option awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over either the vesting life or requisite service period of the award. For the assumptions used in our valuations, see “Note 6 – Stockholders’ Equity” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(2)
Includes amounts paid under the Company’s Performance-Based Cash Incentive Award program based on the achievement of corporate and individual performance goals established and measured by the Compensation Committee.
(3)
Mr. Murphy was appointed our Executive Chairman on September 15, 2020. The amounts reported under “Salary” are comprised of the amounts paid to MDBI for its consulting services. Mr. Murphy did not receive a base salary from the Company in Fiscal 2026 or Fiscal 2025. Mr. Murphy also received compensation for services as a member of the Board, which is included in the section entitled “Director Compensation Table” on page 49 of this Annual Report.
(4)
This amount includes $19,701 for expense reimbursements, and $6,600 for office rent in Fiscal 2026.
(5)
Mr. Staskey was appointed our Chief Financial Officer on December 30, 2024. The amounts reported under "Salary" are comprised of the amounts paid to Danforth for its consulting services related to Mr. Staskey. Mr. Staskey did not receive a base salary from the Company in Fiscal 2026 or Fiscal 2025.
(6)
Mr. Lialin was appointed Chief Commercial Officer on August 7, 2025.
(7)
Dr. Sethi was appointed Chief Scientific Officer on November 24, 2025.

Outstanding Equity Awards at Fiscal Year End

The following table shows certain information regarding outstanding equity awards as of March 31, 2026 for our named executive officers:

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Keith Murphy	2,916	(1)	417	$28.32	8/31/2032	15,000	(2)	$21,450
	15,970	(3)	31,940	6.44	8/5/2034
	—	(4)	11,977	6.44	8/5/2034
	—	(5)	11,977	6.44	8/5/2034
	—	(6)	11,977	6.44	8/5/2034
Tony Lialin	—	(7)	40,000	1.78	8/11/2035
Amar Sethi	—	(8)	53,500	2.19	11/25/2035

______________________

(1)
The option shares vest in 16 equal quarterly installments beginning August 31, 2022.
(2)
The restricted stock units vest on the earlier of one year from the vesting commencement date, January 28, 2027, or the next annual meeting of stockholders held by the Company.
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
(7)
25% of the option shares vest and become exercisable on August 11, 2026 and the remaining shares vest in 12 equal quarterly installments thereafter.
(8)
25% of the option shares vest and become exercisable on November 24, 2026 and the remaining shares vest in 12 equal quarterly installments thereafter.

As of March 31, 2026, Mr. Staskey did not hold any outstanding equity awards.

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

In connection with establishing our director compensation for Fiscal 2026, the Compensation Committee retained Anderson as its independent compensation consultant. With the assistance of Anderson, the Board and Compensation Committee conducted a formal review of our director compensation and incentive programs relative to the same peer group used in benchmarking the compensation for our executive officers.

Fiscal 2026 Director Compensation Framework

For Fiscal 2026, our Director Compensation Framework provided to both non-employee and employee directors annual cash retainers for Board service and for service as the chair or member of one of the standing Board committees. Our directors are not entitled to any Board meeting fees or Board committee meeting fees.

Annual Cash Retainers. For Fiscal 2026, each of our directors was eligible to receive an annual cash retainer of $66,300 for Board membership.

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

No additional meeting fees were paid to our directors for Fiscal 2026.

Equity Awards. In addition, in January 2026, each director received a restricted stock unit award with respect to 15,000 shares of common stock (a value of approximately $25,950), which will vest in full on the earlier of (i) January 27, 2027 or (ii) the date of our next annual meeting of stockholders, subject to acceleration in the event of a change of control.

Reimbursement. Our directors are entitled to reimbursement for their reasonable travel and lodging expenses for attending Board and Board committee meetings.

Director Compensation Table

The following table sets forth the compensation earned and paid to each member of our Board for service as a director during Fiscal 2026:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas Jay Cohen	$105,000	$25,950	$—	$—	$130,950
David Gobel	105,000	25,950	—	—	130,950
Alison Tjosvold Milhous	105,000	25,950	—	—	130,950
Adam Stern	96,900	25,950	—	—	122,850
Keith Murphy	81,600	25,950	—	—	107,550	(2)

______________________

(1)
These amounts represent the grant date fair value of time-based restricted stock unit awards granted by the Board, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 6 – Stockholders’ Equity” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(2)
Comprised solely of the compensation received by Mr. Murphy for his service as a member of the Board. Mr. Murphy’s additional compensation for Fiscal 2026 is included in the section entitled “Summary Compensation Table” on page 47 of this Annual Report.

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

In the year ended March 31, 2026, the following options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($/share)	Grant Date Fair Value of the Award

Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following the Disclosure of Material Nonpublic

Information

Tony Lialin	8/11/2025	40,000	$1.78	$60,177	6.3%	(1)

(1)
We filed a quarterly report on Form 10-Q on August 12, 2025. The percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information was approximately 6.3%.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of June 15, 2026 by (i) each of our directors and named executive officers (as disclosed in this Annual Report); (ii) all of our current executive officers and directors as a group; and (iii) each holder of more than 5% of our common stock. Unless otherwise indicated in the table or the footnotes to the following table, each person named in the table has sole voting and investment power and such person’s address is c/o VivoSim Labs, Inc., 11555 Sorrento Valley Rd., Suite 100, San Diego, CA 92121.

We determined the number of shares of common stock beneficially owned by each person under rules promulgated by the SEC, based on information obtained from Company records and filings with the SEC on or before June 15, 2026. In cases of holders who are not directors or named executive officers, Schedules 13G or 13D filed with the SEC, as applicable (and, consequently, ownership reflected here), often reflect holdings as of a date prior to June 15, 2026. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity had the right to acquire within 60 days of June 15, 2026. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity.

Applicable percentages are based on 3,194,295 shares of common stock outstanding as of June 15, 2026, as adjusted as required by the rules promulgated by the SEC. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of June 15, 2026, or issuable pursuant to restricted stock units that are subject to vesting conditions expected to occur within 60 days of June 15, 2026, to be outstanding and to be beneficially owned by the person holding the stock option or restricted stock units for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Common Shares		Percent of Common Shares
Directors and Named Executive Officers
Keith Murphy	31,187	(2)	*
Douglas Jay Cohen	10,273	(3)	*
Alison Tjosvold Milhous	9,273	(4)	*
Adam Stern	9,273	(4)	*
David Gobel	6,007	(5)	*
Norman Staskey	—		*
Tony Lialin	—		*
Amar Sethi	—		*
All current executive officers and directors as a group (8 persons)	65,179	(6)	2.1%
Directors and Named Executive Officers
Esousa Group Holdings LLC	322,723	(7)	9.99%

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
(2)
Represents 12,092 shares of common stock held by Mr. Murphy and 19,095 shares subject to options that are immediately exercisable or exercisable within 60 days of July 15, 2026.
(3)
Represents 5,732 shares of common stock held by Mr. Cohen, 167 shares held by Mr. Cohen’s children and 4,374 shares subject to options that are immediately exercisable or exercisable within 60 days of July 15, 2026.
(4)
Represents 4,899 shares of common stock held and 4,374 shares subject to options that are immediately exercisable or exercisable within 60 days of July 15, 2026.
(5)
Represents shares subject to options that are immediately exercisable or exercisable within 60 days of July 15, 2026.
(6)
Comprised of shares included under “Directors and Named Executive Officers”.
(7)
Represents 286,557 shares of common stock held by Esousa Group Holdings LLC (“Esousa”) and an aggregate of up to 36,166 shares issuable upon exercise of pre-funded warrants to purchase shares of common stock (“Pre-Funded Warrants”) held by Esousa that are currently exercisable. Excludes an aggregate of 1,708,856 shares of common stock issuable upon exercise of the Pre-Funded Warrants and 3,947,369 shares of common stock issuable upon exercise of the common warrants to purchase shares of common stock (“Common Warrants”) as the Pre-Funded Warrants and Common Warrants are currently exercisable but are subject to a 9.99% beneficial ownership blocker provision. Michael Wachs, the managing member of Esousa, has voting and dispositive control over the securities held by Esousa. The address of the reporting person is 211 East 43rd Street, Suite 402, New York, NY 10017. Information in this footnote is based on a Schedule 13G jointly filed by Esousa and Mr. Wachs on April 6, 2026 and gives effect to partial exercises of the Pre-Funded Warrants with respect to 599,776 shares of common stock that occurred subsequent to April 6, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans by type as of March 31, 2026:

(C)
	(A)		Number of
	Number of		securities available
	securities to be	(B)	for future issuance
	issued upon	Weighted-average	under Equity
	exercise/vesting	exercise price	Compensation Plans
	of outstanding	of outstanding	(excluding securities
	options, warrants,	options, warrants,	reflected in
Plan category	units and rights	units and rights	column (A))
Equity compensation plans approved by security holders (1)	331,918 (2)	$12.06	15,960 (3)
Equity compensation plans not approved by security holders (4)	4,166 (5)	$33.00	83 (6)

(1)
Includes the 2012 Plan, the A&R 2022 Plan, and the ESPP.
(2)
Includes stock options to purchase 256,918 shares of common stock with a per share weighted-average exercise price of $12.06. Also includes 75,000 restricted stock units with no exercise price.
(3)
Includes 12,252 shares of common stock reserved for issuance pursuant to the A&R 2022 Plan and 3,708 shares of common stock available for purchase under the ESPP as of March 31, 2026.
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

Certain Relationships and Related Transactions

Since April 1, 2025, there have not been any transactions or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than (i) the transactions described below and (ii) the compensation arrangements with our executive officers and non-employee directors described in “Executive Compensation” and “Director Compensation,” respectively.

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. During fiscal 2025 and fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide the Company with certain consulting and testing services related to the Company's ongoing R&D. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606, Revenue from Contracts with Customers, as the Intercompany Agreement is not a contract with a customer. For the fiscal years ended March 31, 2026 and 2025, the Company incurred approximately $604,000 and $118,000 in R&D consulting expenses from Viscient, respectively. As of March 31, 2026 and 2025, the accounts payable balance to Viscient was approximately $56,000 and zero, respectively. Additionally, for the fiscal years ended March 31, 2026 and 2025, the Company provided approximately $5,000 and $3,000 of histology services to Viscient, respectively.

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

Item 14. Principal Accountant Fees and Services.

Our Audit Committee is responsible for, and, has approved, the engagement of Rosenberg Rich Baker Berman P.A. ("RRBB P.A.") as our independent registered public accounting firm for the fiscal year ending March 31, 2026. RRBB P.A. has served as our independent registered public accounting firm since August 31, 2023.

The audit reports of RRBB P.A. on our financial statements for the fiscal years ended March 31, 2026 and 2025, respectively, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern.

During our two most recent fiscal years ended March 31, 2026 and 2025, there were no (a) disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (“Regulation S-K”), and the related instructions thereto, with RRBB P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB P.A., would have caused it to make reference to the subject matter of the disagreements in connection with its reports, or (b) reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

Audit and Non-Audit Fees

During Fiscal 2026 and Fiscal 2025, the Audit Committee met with RRBB P.A. on a quarterly or more frequent basis thereafter. At such times, the Audit Committee reviewed the services performed by RRBB P.A. as well as the fees charged for such services.

The following table sets forth the fees for services provided and billed by RRBB P.A. relating to Fiscal 2026 and Fiscal 2025.

	Fiscal Year 2026	Fiscal Year 2025
Audit fees	$242,500	$260,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$242,500	$260,000

Audit Fees: For the fiscal years ended March 31, 2026 and 2025, the aggregate audit fees billed by our independent registered public accounting firm were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: For the fiscal years ended March 31, 2026 and 2025, there were no audit-related fees billed by our independent registered public accounting firm, other than the fees described above.

Tax Fees: For the fiscal years ended March 31, 2026 and 2025, the tax-related fees billed by an associated entity of our independent registered public accounting firm pertained to services related to tax return preparation and tax planning services.

All Other Fees: For the fiscal years ended March 31, 2026 and 2025, there were no fees billed by our independent registered public accounting firm for other services, other than the fees described above.

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
2.
Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended March 31, 2026 and 2025 and have therefore been omitted.
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

4.2*

Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-294716) filed with the Securities and Exchange Commission on March 27, 2026).

4.3*

Form of Common Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-294716) filed with the Securities and Exchange Commission on March 27, 2026).

4.4*

Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-294716) filed with the Securities and Exchange Commission on March 27, 2026).

4.5*	Description of Securities.

10.1+	VivoSim Labs, Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

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

10.6#

License Agreement, dated March 24, 2009, by and between Organovo, Inc. and the Curators of the University of Missouri (incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

10.7#

License Agreement, dated March 12, 2010, by and between Organovo, Inc. and the Curators of the University of Missouri (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

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

10.22+

VivoSim Labs, Inc. Amended and Restated 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

10.23+

Form of Stock Option Agreement under the VivoSim Labs, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

10.24+

Form of Restricted Stock Unit Agreement under the VivoSim Labs, Inc. 2021 Inducement Equity Incentive Plan (incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K, as filed with the SEC on July 29, 2025).

10.25

Settlement and Patent License Agreement, dated February 22, 2022, by and between Organovo, Inc. and BICO Group AB (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, as filed with the SEC on June 10, 2022).

10.26+	VivoSim Labs, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.26 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

10.27+

Form of Global Stock Option Award Agreement under the VivoSim Labs, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.27 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

Exhibit No.	Description
10.28+

Form of Global Restricted Stock Unit Award Agreement under the VivoSim Labs, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

10.29+

VivoSim Labs, Inc. Amended and Restated 2023 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

10.30+*

Offer Letter, dated July 25, 2025, between the Company and Tony Lialin (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 14, 2025).

10.31*

Placement Agency Agreement, dated March 31, 2026, between the Company and Joseph Gunnar & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (File No. 333-294716) filed with the Securities and Exchange Commission on March 27, 2026).

10.32*

Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-294716) filed with the Securities and Exchange Commission on March 27, 2026).

10.33*	Offer Letter, dated November 18, 2025, between the Company and Amar Sethi.

19.1	VivoSim Labs, Inc. Insider Trading Policy (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

21.1	Subsidiaries of VivoSim Labs, Inc. (incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K, as filed with the SEC on June 5, 2025).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page hereto).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer a Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.

97	VivoSim Labs, Inc. Clawback Policy (incorporated by reference from Exhibit 97 to the Company's Annual Report on Form 10-K, as filed with the SEC on May 31, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Portions of this exhibit (indicated by [* * *]) have been omitted pursuant to Item 601(b)(10) because the Company has determined that the information is both (i) not material and (ii) of the type that the Company treats as private and confidential. In addition, schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

* Filed herewith.

** Furnished herewith.

+ Designates management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOSIM LABS, INC.

By:	/s/ Keith Murphy
Keith Murphy
Executive Chairman

Date:	July 14, 2026

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

Signature	Title	Date

/s/ Keith Murphy	Executive Chairman	July 14, 2026
Keith Murphy	(Principal Executive Officer)

/s/ Norman Staskey	Chief Financial Officer	July 14, 2026
Norman Staskey	(Principal Financial and Principal Accounting Officer)

/s/ Adam Stern	Director	July 14, 2026
Adam Stern

/s/ Douglas Cohen	Director	July 14, 2026
Douglas Cohen

/s/ David Gobel	Director	July 14, 2026
David Gobel

/s/ Alison Milhous	Director	July 14, 2026
Alison Milhous