Form 10-Q
period 2026-06-30
VivoSim Labs, INC.
filed 2026-08-12
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, a total of 14,850,612 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

VIVOSIM LABS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVOSIM LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	June 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,670	$5,024
Accounts receivable	29	32
Escrow receivable	1,016	1,014
Prepaid expenses and other current assets	511	557
Total current assets	3,226	6,627
Fixed assets, net	189	206
Restricted cash	143	143
Operating lease right-of-use assets	287	407
Prepaid expenses and other assets, net	2	3
Total assets	$3,847	$7,386
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$621	$1,021
Accrued expenses	738	981
Insurance premium financing liability	—	118
Liability to be settled in equity	218	218
Operating lease liability, current portion	316	447
Total current liabilities	1,893	2,785
Common stock warrant liabilities	4,300	5,700
Total liabilities	6,193	8,485
Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized, 3,194,295 and 2,894,519 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively	3	3
Additional paid-in capital	354,989	354,898
Accumulated deficit	(357,338)	(356,000)
Total stockholders’ deficit	(2,346)	(1,099)
Total Liabilities and Stockholders’ Deficit	$3,847	$7,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Revenues
Royalty revenue	$18	$37
Total Revenues	18	37
Research and development expenses	1,132	1,001
Selling, general and administrative expenses	1,645	1,951
Total costs and expenses	2,777	2,952
Loss from Operations	(2,759)	(2,915)
Other Income (Expense)
Gain on change in fair value of common stock warrant liabilities	1,400	—
Interest income	28	76
Interest expense	(4)	(4)
Total Other Income	1,424	72
Income Tax Expense	(3)	—
Net Loss	$(1,338)	$(2,843)
Comprehensive Loss	$(1,338)	$(2,843)
Net loss per common share—basic and diluted	$(0.25)	$(1.14)
Weighted average shares used in computing net loss per common share—basic and diluted	5,239,462	2,503,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Three Months Ended June 30, 2026

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total
Balance at March 31, 2026	2,895	$3	$354,898	—	$—	$(356,000)	$(1,099)
Issuance of common stock under pre-funded warrants exercise	299	—	—	—	—	—	—
Stock-based compensation expense	—	—	91	—	—	—	91
Net loss	—	—	—	—	—	(1,338)	(1,338)
Balance at June 30, 2026	3,194	$3	$354,989	—	$—	$(357,338)	$(2,346)

	Three Months Ended June 30, 2025

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total
Balance at March 31, 2025	1,898	$2	$352,648	—	$(1)	$(342,157)	$10,492
Retirement of treasury stock	—	—	(1)	—	1	—	—
Issuance of common stock from public offering, net	702	1	1,810	—	—	—	1,811
Stock-based compensation expense	—	—	78	—	—	—	78
Net loss	—	—	—	—	—	(2,843)	(2,843)
Balance at June 30, 2025	2,600	$3	$354,535	—	$—	$(345,000)	$9,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities
Net loss	$(1,338)	$(2,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of common stock warrant liabilities	(1,400)	—
Interest accretion on escrow receivable	(2)	(4)
Depreciation and amortization	40	61
Stock-based compensation	91	78
Non-cash lease expense	120	112
Increase (decrease) in cash resulting from changes in:
Accounts receivable	3	(2)
Prepaid expenses and other assets	47	248
Accounts payable	(400)	(971)
Accrued expenses	(243)	(499)
Operating lease liability	(131)	(120)
Net cash used in operating activities	(3,213)	(3,940)
Cash Flows From Investing Activities
Purchases of fixed assets	(23)	—
Net cash used in investing activities	(23)	—
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	1,811
Repayment of insurance premium financing liability	(118)	(128)
Net cash (used in) provided by financing activities	(118)	1,683
Net decrease in cash, cash equivalents, and restricted cash	(3,354)	(2,257)
Cash, cash equivalents, and restricted cash at beginning of period	5,167	11,455
Cash, cash equivalents, and restricted cash at end of period	$1,813	$9,198
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,670	$9,055
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$1,813	$9,198
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$3	$—
Interest paid	$4	$4

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

In March 2025, the Company sold its FXR program for $10.0 million, with $9.0 million paid at closing and $1.0 million held in escrow for a period of 15 months, with future milestones of up to $50.0 million in the aggregate to be paid if the asset, FXR314, hits key development, regulatory and commercial milestones. In July 2026, the Company received a milestone payment in the amount of $5.0 million upon the achievement of a certain development milestone related to FXR314. Additionally, in July 2026, the $1.0 million held in escrow was released to the Company.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not necessarily include all information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at March 31, 2026 is derived from the Company’s audited consolidated balance sheet as filed with the Securities and Exchange Commission ("SEC") on July 14, 2026.

The unaudited condensed consolidated financial statements include the accounts of VivoSim and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, as filed with the SEC. Operating results for any interim period are not necessarily indicative of the operating results for any other interim period or the Company’s full fiscal year ending March 31, 2027 (see “Note 1. Description of Business”).

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2026, the Company had cash and cash equivalents of approximately $1.7 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $357.3 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreements for its facilities. The Company also had negative cash flows from operations of approximately $3.2 million during the three months ended June 30, 2026. As of June 30, 2026, the Company had total current assets of approximately $3.2 million and current liabilities of approximately $1.9 million, resulting in working capital of $1.3 million. The Company also had significant cash inflows received after June 30, 2026, which include the milestone payment and escrow release discussed in "Note 1. Description of Business", as well as a private placement transaction, discussed in "Note 11. Subsequent Events".

Through June 30, 2026, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the public and private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, and from the sale of convertible notes.

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

Insurance Premium Financing Liability

In September 2025, the Company entered into an insurance premium financing agreement for $0.4 million, with a term of nine months and an annual interest rate of 7.82%. The Company made a down payment of 10% and is required to make monthly principal and interest payments of $40,468 over the term of the agreement, which will mature in June 2026. The insurance premium financing liability was approximately zero and $0.1 million as of June 30, 2026, and March 31, 2026, respectively. Related prepaid insurance at June 30, 2026, and March 31, 2026 of $0.1 million and $0.2 million, respectively, is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share includes the assumed exercise of any outstanding pre-funded warrants, and excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2023 Employee Stock Purchase Plan ("ESPP"), the assumed vesting of restricted stock units ("RSUs"), the exercise of common warrants, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three months ended June 30, 2026 and 2025 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 5.0 million shares and 0.7 million shares at June 30, 2026 and 2025, respectively. The common stock equivalents excluded include unexercised stock options and common warrants.

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

Recently Issued Accounting Pronouncements

On July 4, 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act, or the 2025 Act. The 2025 Act makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with prospective application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with prospective application beginning January 1, 2025. The impact of this legislation was not material to the Company's consolidated financial position and results of operations for the quarter ended June 30, 2026.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company has not yet completed its assessment of the impact of ASU 2024-03 on the Company’s Consolidated Financial Statements.

Note 3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Accrued payroll and other employee benefits	$246	$422
Accrued legal and professional fees	483	523
Other accrued expenses	9	36
	$738	$981

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

During the three months ended June 30, 2026, the Company issued zero shares of common stock in ATM offerings pursuant to the 2024 Shelf. As of June 30, 2026, the Company has sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million. As of June 30, 2026, there was approximately $140.1 million unallocated and available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through the Company’s ATM program under the 2024 ATM Prospectus.

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

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the three months ended June 30, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2026	75,000	$1.73
Granted	—	$—
Vested	—	$—
Cancelled / forfeited	—	$—
Unvested at June 30, 2026	75,000	$1.73

Stock Options

During the three months ended June 30, 2026, under the A&R 2022 Plan, 8,830 stock options were granted at various exercise prices.

On August 5, 2024, the Company granted 83,841 stock options to its Executive Chairman under the A&R 2022 Plan. Of the stock options granted, 47,910 will vest evenly on an annual basis over three years. 11,977 of the options granted have unique vesting criteria based on market conditions, more specifically the Company's stock price. As the market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The grant date fair value of the market-based awards was approximately $62,000. The market-based awards will be expensed over their determined requisite service periods. The remaining 23,954 options granted have unique vesting criteria based on specific Company performance conditions. The vesting criteria for 11,977 of these options includes the Company achieving cumulative revenue of $1.5 million. The vesting criteria for the remaining 11,977 options includes the Company entering into a definitive agreement that constitutes a major strategic partnership, at the discretion of the Board. As of June 30, 2026, no performance conditions have been met. The grant date fair value of the performance based awards is $118,000 in the aggregate, which will be recognized when the performance condition is probable of being satisfied.

The following table summarizes the Company’s stock option activity from March 31, 2026 to June 30, 2026:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2026	261,084	$12.40	$—
Options granted	8,830	$1.31	$—
Options cancelled / forfeited	—	$—	$—
Options expired	—	$—	$—
Outstanding at June 30, 2026	269,914	$12.03	$—
Vested and Exercisable at June 30, 2026	61,796	$39.75	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at June 30, 2026, was approximately 6.4 years.

Warrants

2024 Offering

In connection with a best efforts public offering that occurred in May 2024 ("2024 Offering"), the Company issued common warrants ("2024 Common Warrants") to purchase up to 130,202 shares of common stock at a combined public offering price of $9.60 per share and accompanying common warrant to purchase one share of common stock and (ii) pre-funded warrants ("2024 Pre-Funded Warrants") to purchase 416,666 shares of common stock and accompanying 2024 Common Warrants to purchase up to 416,666 shares of common stock at a combined public offering price of $9.588 per 2024 Pre-Funded Warrant and accompanying 2024 Common Warrant to purchase one share of common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any antidilution rights. As of June 30, 2026, all 2024 Pre-Funded Warrants associated with the 2024 Offering were fully exercised.

The following table summarizes the Company’s activity under the 2024 Common Warrants from March 31, 2026 to June 30, 2026:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2026	539,060	$9.60
Issued	—	—
Exercised	—	—
Outstanding at June 30, 2026	539,060	$9.60

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

The following table summarizes the Company's activity under the 2026 Pre-Funded Warrants, the 2026 Common Warrants, and the Placement Agent Warrants from March 31, 2026 to June 30, 2026:

	2026 Pre-Funded Warrants	Exercise Price	2026 Common Warrants	Exercise Price	Placement Agent Warrants	Exercise Price
Outstanding at March 31, 2026	2,345,022	$0.001	3,947,369	$1.71	131,579	$1.43
Issued	—	$—	—	$—	—	$—
Exercised	(300,000)	$0.001	—	$—	—	$—
Outstanding at June 30, 2026	2,045,022	$0.001	3,947,369	$1.71	131,579	$1.43

The following table summarizes the Company’s common stock warrant liability change from March 31, 2026, to June 30, 2026, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs (in thousands):

Beginning common stock warrant liability at March 31, 2026	$5,700
Common warrants issued	—
Common warrants exercised	—
Change in fair value	(1,400)
Ending common stock warrant liability at June 30, 2026	$4,300

The fair value of the common stock warrant liability is measured using a Monte Carlo model and is remeasured each reporting period, and the change in fair value is recorded in earnings. The fair value of the 2026 Common Warrants is inherently sensitive to changes in the Company's stock price and related volatility assumptions. The assumptions that the Company used to determine the fair value at the reporting date were as follows:

As of June 30, 2026
Dividend yield	—
Volatility	110.00%
Risk-free interest rate	4.10%
Expected life of warrants	4.75 years
Weighted average grant date fair value	$1.71

Employee Stock Purchase Plan

In July 2023, the Board adopted, and subsequently on October 31, 2023, the Company's stockholders approved, the ESPP. The ESPP became effective on October 31, 2023. The Company reserved 3,750 shares of common stock for issuance thereunder. The ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 42 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the ESPP commenced on March 1, 2024. During the three months ended June 30, 2026 there were no shares issued under the ESPP. At June 30, 2026, there were 3,708 shares remaining available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at June 30, 2026:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	27,565
Common stock issuable pursuant to options outstanding and reserved under the A&R 2022 Plan	238,183
Common stock reserved under the A&R 2022 Plan	3,422
Common stock reserved under the ESPP	3,708
Common stock reserved under the 2021 Inducement Equity Plan	83
Common stock issuable pursuant to restricted stock units outstanding under the A&R 2022 Plan	75,000
Common stock issuable pursuant to options outstanding and reserved under the Inducement Plan	4,166
Common stock issuable pursuant to outstanding 2024 Common Warrants	539,060
Common stock issuable pursuant to outstanding 2026 Pre-Funded Warrants	2,045,022
Common stock issuable pursuant to outstanding 2026 Common Warrants	3,947,369
Common stock issuable pursuant to outstanding Placement Agent Warrants	131,579
Total at June 30, 2026	7,015,157

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the Company's A&R 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the ESPP.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Research and development	$14	$13
General and administrative	77	65
Total	$91	$78

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2026 was approximately $0.5 million and the weighted average period over which these grants are expected to vest is 2.58 years.

The total unrecognized compensation cost related to unvested RSUs as of June 30, 2026 was less than $0.1 million, which will be recognized over a weighted average period of 0.58 years.

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

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Dividend yield	—	—
Volatility	112.08%	118.70%
Risk-free interest rate	4.12%	4.07%
Expected life of options	6 years	6 years
Weighted average grant date fair value	$1.11	$1.68

The fair value of each RSU is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption is based on U.S. Treasury rates. The expected life is the 6-month purchase period. There were no participants in the ESPP for the purchase periods that commenced on March 1, 2026.

Note 5. Collaborative Research, Development, and License Agreements

License Agreements

BICO Group AB

In February 2022, the Company entered into a license agreement with Cellink AB and its subsidiaries (collectively, “BICO Group AB”), where the Company agreed to grant a non-exclusive license to BICO Group AB to use the Company’s aforementioned patents for its business operations of manufacturing and selling bioprinters as well as bioinks. As part of the license agreement, BICO Group AB agreed to pay the Company a one time, nonrefundable upfront fee of $1,500,000, as well as ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license, which is recorded as revenue. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the license agreement, and continues until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. For the three months ended June 30, 2026, the Company recorded $18,000 of royalty revenue based on sales-based royalties from the license Agreement. Royalty revenue presented on the statements of operations and other comprehensive loss was $37,000 for the three months ended June 30, 2025.

Note 6. Commitments and Contingencies

Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

On August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against the Company in the State of New York alleging that the Company breached a tail financing provision included in an engagement agreement the Company entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, the Company filed an answer to the complaint and on September 2, 2025, the Company filed counterclaims for rescission, fraudulent inducement, and breach of contract against H.C. Wainwright. H.C. Wainwright moved to dismiss the Company's counterclaims in November 2025, and the Court granted that motion in July 2026. The Company is defending against H.C. Wainwright’s claims and pursuing its counterclaims vigorously, but there is no guarantee that the Company will be successful in these efforts.

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures and monitors each related legal issue and adjusts accruals as might be warranted based on new information and further developments. During the three months ended September 30, 2024, the Company recognized an accrual of $0.6 million (which was considered a financing fee related to the Offering discussed in Note 4. Stockholders' Equity) for the loss contingencies associated with the above described H.C. Wainwright complaint. As of June 30, 2026, the accrual has not changed. Of the $0.6 million loss contingency accrual, $0.4 million is included in accrued expenses on the accompanying condensed consolidated balance sheets. The remaining $0.2 million of the loss contingency accrual is classified as a liability to be settled in equity on the accompanying condensed consolidated balance sheets. The liability to be settled in equity relates to a fixed number of warrants that were included in the complaint as part of the sought compensatory damages. The Company recorded the loss contingency accrual as it determined that an unfavorable outcome is probable or reasonably estimable and believed that the amount or range of any possible loss was reasonably estimable. However, amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments, and the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. If one or more legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of June 30, 2026, (in thousands except the year and percentage):

June 30, 2026
ASSETS
Operating lease right-of-use assets	$287
Total lease right-of-use assets	$287

LIABILITIES
Current
Operating lease liability	$316
Total lease liabilities	$316

Weighted average remaining lease term (years):	0.58
Weighted average discount rate:	6%

Variable lease expense was approximately $36,000 for the three months ended June 30, 2026, and approximately $39,000 for the three months ended June 30, 2025. Operating lease expense was approximately $126,000 for the three months ended June 30, 2026 and 2025, respectively.

Cash outflows associated with the Company’s operating lease for the three months ended June 30, 2026 and 2025 were approximately $138,000, and $134,000, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of June 30, 2026 are as follows (in thousands):

Fiscal year ending March 31, 2027	322
Total future lease payments	322
Less: Imputed interest	(6)
Total lease obligations	316
Less: Current obligations	(316)
Noncurrent lease obligations	$—

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

The Company is also potentially subject to concentrations of credit risk in its revenues and receivable accounts. The Company’s receivables to date related to royalty revenue have been derived from one customer. The Company makes judgment as to its ability to collect outstanding receivables and provides reserves against receivables for estimated losses that may result from a customer or third party's ability to pay. Specific amounts determined to be uncollectible are charged against the reserve. The Company has not historically experienced any receivable write-downs and management does not believe significant credit risk exists as of June 30, 2026.

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. During fiscal 2026 and fiscal 2027, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide the Company with certain consulting and testing services related to the Company's ongoing R&D. The Company evaluated the accounting for the Intercompany Agreement and concluded that any services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three months ended June 30, 2026 and 2025, the Company incurred $198,000 and $72,000 in R&D consulting expenses from Viscient, respectively. As of June 30, 2026, the accounts payable balance to Viscient was approximately $44,000. Additionally, for the three months ended June 30, 2026 and 2025, the Company provided no histology services to Viscient.

Note 10. Business Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company identified one operating segment in fiscal 2027, named the R&D segment, which did not impact prior periods. During fiscal 2027, the Company's operating segment was as follows:

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

For purposes of evaluating performance and allocating resources, the Company’s CODM, its Executive Chairman, regularly reviews Consolidated Operating Loss as reported in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss as compared to budget. The measure of segment assets is reported in the Condensed Consolidated Balance Sheets as Total Consolidated Assets.

In addition to the significant expense categories included within Consolidated Net Loss presented in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Loss, see below for disaggregated expense amounts for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Revenue
Royalty revenue	$18	$37
Total revenue	18	37
Operating expenses
Research and development expenses (a)(b)	1,082	932
Selling, general, and administrative expenses (a)(b)	1,564	1,881
Non-cash stock-based compensation (see Note 4)	91	78
Depreciation and amortization	40	61
Total operating expense	$2,777	$2,952
Consolidated operating loss	$(2,759)	$(2,915)

(a) Stock-based compensation expense of $14,000 and $13,000 related to research and development and $77,000 and $65,000, related to selling, general, and administration have been excluded for the three months ended June 30, 2026 and 2025, respectively.

(b) Depreciation and amortization expense of $36,000 and $56,000 related to research and development as well as $4,000 and $5,000 related to selling, general, and administration have been excluded for the three months ended June 30, 2026 and 2025, respectively.

Note 11. Subsequent Events

In July 2026, the Company received a milestone payment of $5.0 million in connection with the FXR Asset Sale upon the achievement of a certain development milestone. Additionally, in July 2026, the $1.0 million held in escrow as part of the FXR Asset Sale was released to the Company.

On July 17, 2026, the Company entered into a Securities Purchase Agreement, dated July 16, 2026, with an accredited institutional investor (the “Purchaser”), pursuant to which, among other things, the Company issued and sold to the Purchaser, in a private placement transaction that closed on July 17, 2026, (i) pre-funded warrants to purchase up to an aggregate of 4,705,883 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) accompanying warrants to purchase up to an aggregate of 4,705,883 shares of Common Stock, at the combined purchase price of $0.85 per share of Common Stock subject to the pre-funded warrants and accompanying common warrants, for gross proceeds to the Company of approximately $4.0 million, before deducting placement agent fees and other offering expenses.

Between July 1, 2026 and August 11, 2026, all of the 3,947,369 2026 Common Warrants were exercised. The 2026 Common Warrants were the instrument underlying the common stock warrant liability of $4.3 million presented on the condensed consolidated balance sheet as of June 30, 2026. As of August 11, 2026, the entirety of the common stock warrant liability was relieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. This management’s discussion and analysis contains forward-looking statements, such as statements related to our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission on June 5, 2025, and discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q, that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Unless the context otherwise requires, the terms "VivoSim", the “Company”, “we”, “us” and “our” in this Quarterly Report on Form 10-Q refer to VivoSim Labs, Inc. and its wholly owned subsidiaries, Organovo, Inc. and VivoSim Inc.

Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for the year ended March 31, 2026, filed with the SEC on Form 10-K on July 14, 2026, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

In March 2025, we sold our FXR program for $10.0 million, with $9.0 million paid at closing and $1.0 million held in escrow for a period of 15 months, with future milestones of up to $50.0 million in the aggregate to be paid if the lead asset, FXR314, hits key development, regulatory and commercial milestones. In July 2026, we received a milestone payment in the amount of $5.0 million upon the achievement of a certain development milestone related to FXR314. Additionally, in July 2026, the $1.0 million held in escrow was released to us.

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

There have been no significant changes to our critical accounting policies since March 31, 2026. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on July 14, 2026.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025:

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands, except %):

	Three Months Ended
	June 30,		Increase (decrease)
	2026	2025	$	%
Royalty revenue	$18	$37	$(19)	(51%)
Research and development	$1,132	$1,001	$131	13%
Selling, general and administrative	$1,645	$1,951	$(306)	(16%)
Other income	$1,424	$72	$1,352	1,878%

Revenues

For the three months ended June 30, 2026 and 2025, total revenue was less than $0.1 million. Royalty revenue is related to sales-based royalties from licensing intellectual property. We expect royalty revenue to remain consistent with the current quarter going forward.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	June 30, 2026	% of total	June 30, 2025	% of total	$	%
Research and development	$1,082	96%	$932	93%	$150	16%
Non-cash stock-based compensation	14	1%	13	1%	1	8%
Depreciation and amortization	36	3%	56	6%	(20)	(36%)
Total research and development expenses	$1,132	100%	$1,001	100%	$131	13%

For the three months ended June 30, 2026, total research and development expenses were $1.1 million, an increase of approximately $0.1 million, or 13%, from the prior year period. Our average full-time research and development staff increased from an average of ten full-time employees for the three months ended June 30, 2025, to an average of eleven full-time employees for the three months ended June 30, 2026. Our operations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 resulted in a $0.1 million increase in personnel related expenses, which includes stock-based compensation, due to the increase in headcount. Going forward, we expect personnel related expenses to increase due to an increase in headcount. We also expect other research and development expenses to remain consistent with the current quarter, followed by a relative shift from research and development expenses to cost of services provided as our service revenue commences in the upcoming quarters.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	June 30, 2026	% of total	June 30, 2025	% of total	$	%
Selling, general and administrative	$1,564	95%	$1,881	97%	$(317)	(17%)
Non-cash stock-based compensation	77	5%	65	3%	12	18%
Depreciation and amortization	4	0%	5	0%	(1)	(20%)
Total selling, general and administrative expenses	$1,645	100%	$1,951	100%	$(306)	(16%)

For the three months ended June 30, 2026, total selling, general and administrative expenses were approximately $1.7 million, a decrease of approximately $0.3 million, or 16%, from the prior year period. Our average full-time selling, general and administrative staff increased from an average of three full-time employees for the three months ended June 30, 2025, to an average of four full-time employees for the three months ended June 30, 2026. Our operations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 resulted in a $0.1 million increase in personnel related expenses, which includes stock-based compensation, due to the increase in headcount. The increase in personnel costs were offset by a $0.4 million decrease in corporate related expenses mostly due to the Company selling its FXR program during the year ended March 31, 2025, which resulted in significant general and IP related costs during the closing of the sale and tech transfer in the three months ended June 30, 2025. Going forward, we expect selling, general and administrative expenses to remain consistent with the current quarter.

Other Income

Other income was approximately $1.4 million for the three months ended June 30, 2026, due to a gain on the change in fair value of common stock warrant liabilities. Other income was less than $0.1 million for the three months ended June 30, 2025, mainly due to interest income.

Financial Condition, Liquidity and Capital Resources

Going forward, we intend to offer partners liver and intestinal toxicology insights using NAM models. We plan to work with pharmaceutical and biotech companies at all stages of drug development to reduce the significant risk and cost of bringing therapeutics to market through the regulatory process. We also will offer bespoke services in the areas of investigational toxicology, mechanism of drug action elucidation, and other applications of these complex human tissue models.

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2026, we had cash and cash equivalents of approximately $1.7 million, restricted cash of approximately $0.1 million and an accumulated deficit of $357.3 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $3.2 million during the three months ended June 30, 2026. At March 31, 2026, we had cash and cash equivalents of approximately $5.0 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $356.0 million.

At June 30, 2026, we had total current assets of approximately $3.2 million and current liabilities of approximately $1.9 million, resulting in working capital of $1.3 million. At March 31, 2026, we had total current assets of approximately $6.6 million and current liabilities of approximately $2.8 million, resulting in working capital of $3.8 million.

We also had significant cash inflows after June 30, 2026, that impacts our financial condition. In July 2026, we received a milestone payment of $5.0 million in connection with the FXR Asset Sale upon the achievement of a certain development milestone. Additionally, in July 2026, the $1.0 million held in escrow as part of the FXR Asset Sale was released to us.

On July 17, 2026, we entered into a Securities Purchase Agreement, dated July 16, 2026, with an accredited institutional investor (the “Purchaser”), pursuant to which, among other things, we issued and sold to the Purchaser, in a private placement transaction that closed on July 17, 2026, (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 4,705,883 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) accompanying warrants to purchase up to an aggregate of 4,705,883 shares of Common Stock (the “Common Warrants”), at the combined purchase price of $0.85 per share of Common Stock subject to the Pre-Funded Warrants and accompanying Common Warrants, for gross proceeds to us of approximately $4.0 million, before deducting placement agent fees and other offering expenses.

The following table summarizes the primary sources and uses of cash for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(3,213)	$(3,940)
Investing activities	(23)	—
Financing activities	(118)	1,683
Net decrease in cash, cash equivalents, and restricted cash	$(3,354)	$(2,257)

Operating activities

Net cash used in operating activities for the three months ended June 30, 2026, was approximately $3.2 million as compared to $3.9 million used in operating activities for the three months ended June 30, 2025. This $0.7 million decrease in operating cash usage can be attributed primarily to the timing of payables and accrued expenses.

Investing activities

Net cash used in investing activities for the three months ended June 30, 2026, was less than $0.1 million and was attributed to the purchase of fixed assets, specifically lab equipment.

Financing activities

Net cash used in financing activities for the three months ended June 30, 2026, was $0.1 million and consisted of the repayment of the insurance premium financing liability. Net cash provided by financing activities was $1.7 million for the three months ended June 30, 2025, and consisted of the sale of common stock through at-the-market (“ATM”) share offerings for proceeds of approximately $1.8 million as well as the repayment of the insurance premium financing liability of $0.1 million.

Operations funding requirements

Through June 30, 2026, we have financed our operations primarily through the sale of common stock through public offerings, including our ATM program, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, the sale of our FXR program and related developmental milestone payments, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. We expect our total operating expense for the fiscal year ending March 31, 2027 to be $10.7 million. Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

During the three months ended June 30, 2026, we did not issue any shares of common stock pursuant to the 2024 Shelf. As of June 30, 2026, we have sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million and net proceeds of approximately $6.7 million. As of June 30, 2026, there was approximately $140.1 million available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through our ATM program under the 2024 ATM Prospectus, as amended on April 11, 2025.

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

On March 31, 2026, we priced the 2026 Offering, which consisted of: (i) 286,557 shares of our common stock and 429,836 accompanying common warrants (“2026 Common Warrants”) to purchase up to 429,836 shares of common stock at a combined public offering price of $1.14 per share and accompanying one and a half 2026 Common Warrants to purchase one share common stock and (ii) 2,345,022 pre-funded warrants (“2026 Pre-Funded Warrants”) to purchase 2,345,022 shares of common stock and 3,517,533 accompanying 2026 Common Warrants to purchase up to 3,517,533 shares of common stock at a combined public offering price of $1.139 per 2026 Pre-Funded Warrant and accompanying one and a half 2026 Common Warrants to purchase one share of common stock. Each 2026 Common Warrant will have an exercise price of $1.71 per share of common stock. The closing of the Offering occurred on March 31, 2026. We received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.4 million from the 2026 Offering, after deducting the offering expenses payable by us, including the placement agent fees. The fair value of the placement agent warrants was approximately $0.1 million and was also considered an offering expense. All offering expenses were included within selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss during the year ended March 31, 2026. As the fair value of the common stock warrant liability of $5.7 million exceeded the gross proceeds from the offering, we recognized a $2.7 million loss on issuance of common stock during the year ended March 31, 2026. The common stock warrant liability is remeasured to its fair value at the end of each reporting period, with a change in fair value recorded in other income. As of June 30, 2026, the fair value of the common stock warrant liability was $4.3 million, and therefore a gain on change in fair value of $1.4 million was recorded in other income for the three months ended June 30, 2026.

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

Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on July 14, 2026.

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

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell shares of our common stock to the public through an ATM offering. As of June 30, 2026, we have issued and sold pursuant to the Sales Agreement an aggregate of 1,530,001 shares of our common stock for gross proceeds of approximately $52.0 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of the date of filing this quarterly report, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, with such public float recalculated at the time of sale. If our public float meets or exceeds $75.0 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Our ability to effectively monitor and respond to the rapid and evolving developments and expectations relating to sustainability, including environmental, social and governance factors may impose unexpected costs or result in reputational or other harm that could have a material adverse effect on our business.

There is an increasing focus from certain investors, employees, regulators, listing exchanges and other stakeholders concerning corporate responsibility and sustainability matters, including regarding environmental, social and governance (“ESG”) factors. Some investors and investor groups may use these factors—either positively or negatively—to guide their investment strategies and, in some cases, investors may choose not to invest in our Company if they believe our policies or practices relating to corporate responsibility and sustainability do not align with their expectations. Currently, a variety of third-party providers of corporate responsibility and sustainability ratings measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change, human rights, business ethics and compliance, diversity, equity and inclusion (“DEI”) and the role of companies’ board of directors in overseeing various sustainability-related issues. In light of investors’ increased focus on sustainability matters, if we are, for example, perceived as lagging in taking steps with respect to ESG initiatives, certain investors may seek to engage with us on improving our ESG disclosures or performance. They may also make voting decisions, or take other actions to hold us and our board of directors accountable.

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

Our financial statements as of June 30, 2026 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended March 31, 2026 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of June 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

As of June 30, 2026, we had total current assets of approximately $3.2 million and current liabilities of approximately $1.9 million, resulting in working capital of $1.3 million. We have generated operating losses each year since we began operations, including $2.8 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $357.3 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

On March 25, 2025, we sold our FXR program and related assets to Eli Lilly and Company (the “FXR Asset Sale”). The consideration for the FXR Asset Sale included potential milestone payments by Eli Lilly and Company of up to $50.0 million in the aggregate, which are contingent upon the achievement of certain development, regulatory and commercial milestones. In July 2026, we received a milestone payment in the amount of $5.0 million upon the achievement of a certain development milestone related to the FXR314 Asset sale; however, there can be no assurance that we will be entitled to receive any additional milestone payments, and there is risk that any or all of the additional milestone events may not be achieved, that disagreements may occur regarding the achievement of such milestones and that any or all of the payments tied to the achievement of the additional milestone events might not be received.

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

On December 28, 2020, we entered into an intercompany agreement with Viscient and Organovo, Inc., our wholly-owned subsidiary (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement and subsequent statements of work entered into pursuant thereto, we agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells, and Viscient agreed to provide us certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, Viscient and we each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects to the other party at prices to be determined in good faith by the parties. During fiscal 2027 and fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide us with certain testing services related to our ongoing research and development. Under the Intercompany Agreement, each party will retain its own prior intellectual property and will obtain new intellectual property rights within their respectively defined fields of use.

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

On July 20, 2026, we received a written notice from the Staff indicating that, since our Annual Report on Form 10-K for the period ended March 31, 2026, reported stockholders’ equity of $(1,099,000), and as of July 20, 2026, we did not meet the alternatives of market value of listed securities or net income from continuing operations, we no longer met the requirement to maintain a minimum of $2,500,000 in stockholders’ equity, as set forth in Rule 5550(b)(1). On August 4, 2026, we received a notice from the Staff indicating that we regained compliance with Nasdaq Listing Rule 5550(b)(1).

Additionally, Nasdaq has adopted Listing Rules 5450(a)(3) and 5550(a)(6), which would require issuers to maintain a minimum Market Value of Listed Securities ("MVLS") of at least $5 million (the "MVLS Requirement"). On July 22, 2026, the staff of the SEC's Division of Trading and Markets, acting pursuant to delegated authority, approved the Nasdaq rule change. Under the rule as approved, an issuer whose MVLS remains below $5 million for 30 consecutive business days would be subject to immediate suspension and delisting without a cure or compliance period, and a request for review by a Nasdaq Hearings Panel would not stay the suspension of trading. However, on July 29, 2026, the SEC received notices of intention to petition for review of the delegated action and, pursuant to Rule 431(e) of the SEC's Rules of Practice, the July 22, 2026 approval order was automatically stayed pending review by the full SEC. As a result, the MVLS Requirement and the related immediate suspension and delisting provisions are not currently in effect and will remain stayed unless and until the SEC orders otherwise. The SEC may ultimately affirm, modify or set aside the delegated action, and there can be no assurance as to the outcome or timing of the SEC's review, whether the MVLS Requirement will take effect in its current form, a modified form or at all, or if the MVLS Requirement or a modification thereof takes effect, that we will be compliant, or maintain compliance, with such.

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

The stock market is subject to significant price and volume fluctuations. The trading price of our common stock is, and is likely to continue to be, volatile. For example, during the quarter ended June 30, 2026, our closing stock price ranged from $1.03 to $1.71 per share. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

*Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of August 10, 2026, there were an aggregate of 25,285,144 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 14,850,612 shares issued and outstanding, 348,419 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, 3,708 shares of common stock that may be issued through our 2023 Employee Stock Purchase Plan (“ESPP”), and 10,082,405 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

For example, on August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against us in the State of New York alleging that we breached a tail financing provision included in an engagement agreement we entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, we filed an answer to the complaint and on September 2, 2025, we filed counterclaims for recission, fraudulent inducement, and breach of contract against H.C. Wainwright. H.C. Wainwright moved to dismiss our counterclaims in November 2025, and the Court granted that motion in July 2026. We are defending against H.C. Wainwright’s claims and pursuing our counterclaims vigorously, but there is no guarantee that we will be successful in these efforts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities

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

4.3

Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-294716) filed with the Securities and Exchange Commission on March 27, 2026).

4.4	Form of Pre-Funded Warrant to Purchase Shares of Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 17, 2026).

4.5

Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 17, 2026).

4.6

Amendment to Common Stock Purchase Warrants, dated July 16, 2026, between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 17, 2026).

10.1

Securities Purchase Agreement, dated July 16, 2026, between the Company and the purchaser identified on the signature page thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 17, 2026).

10.2

Placement Agency Agreement, dated July 16, 2026, between the Company and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 17, 2026).

31.1*	Certification of Keith Murphy, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Norman Staskey, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Keith Murphy, Principal Executive Officer, and Norman Staskey, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

Exhibit No.	Description

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

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

VIVOSIM LABS, INC.

Date: August 12, 2026	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Norman Staskey
	Name:	Norman Staskey
	Title:	Chief Financial Officer (Principal Financial Officer)