Form 10-Q
period 2026-09-30
VivoSim Labs, INC.
filed 2026-11-12
CIK 1497253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 1, 2026, a total of 20,281,495 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

VIVOSIM LABS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVOSIM LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	September 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,564	$5,024
Accounts receivable	56	32
Work in progress	30	—
Escrow receivable	—	1,014
Prepaid expenses and other current assets	747	557
Total current assets	9,397	6,627
Fixed assets, net	217	206
Restricted cash	143	143
Operating lease right-of-use assets	165	407
Prepaid expenses and other assets, net	2	3
Total assets	$9,924	$7,386
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$953	1,021
Accrued expenses	991	981
Deferred revenue	8	—
Insurance premium financing liability	330	118
Liability to be settled in equity	218	218
Operating lease liability, current portion	182	447
Total current liabilities	2,682	2,785
Common stock warrant liabilities	—	5,700
Total liabilities	2,682	8,485
Commitments and Contingencies (Note 6)
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 200,000,000 shares authorized, 18,067,495 and 2,894,519 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	18	3
Additional paid-in capital	365,037	354,898
Accumulated deficit	(357,813)	(356,000)
Total stockholders’ equity (deficit)	7,242	(1,099)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,924	$7,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Service revenue	$22	$—	$22	$—
Royalty revenue	29	28	47	65
Total Revenues	51	28	69	65
Cost of services provided	56	—	56	—
Research and development expenses	1,096	923	2,228	1,924
Selling, general and administrative expenses	2,215	1,740	3,860	3,691
Total costs and expenses	3,367	2,663	6,144	5,615
Loss from Operations	(3,316)	(2,635)	(6,075)	(5,550)
Other Income (Expense)
Loss on change in fair value of common stock warrant liabilities	(2,213)	—	(813)	—
Gain on milestone payment related to sale of asset	5,000	—	5,000	—
Interest income	54	92	82	168
Interest expense	—	—	(4)	(4)
Total Other Income	2,841	92	4,265	164
Income Tax Expense	—	(2)	(3)	(2)
Net Loss	$(475)	$(2,545)	$(1,813)	$(5,388)
Comprehensive Loss	$(475)	$(2,545)	$(1,813)	$(5,388)
Net loss per common share—basic and diluted	$(0.03)	$(0.98)	$(0.17)	$(2.11)
Weighted average shares used in computing net loss per common share—basic and diluted	16,445,249	2,604,950	10,872,972	2,554,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Three and Six Months Ended September 30, 2026

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total
Balance at March 31, 2026	2,895	$3	$354,898	—	$—	$(356,000)	$(1,099)
Issuance of common stock under pre-funded warrants exercise	299	—	—	—	—	—	—
Stock-based compensation expense	—	—	91	—	—	—	91
Net loss	—	—	—	—	—	(1,338)	(1,338)
Balance at June 30, 2026	3,194	$3	$354,989	—	$—	$(357,338)	$(2,346)
Issuance of common stock under employee and director stock option, RSU, and purchase plans	75	—	—	—	—	—	—
Issuance of common stock under pre-funded warrants exercise	5,186	5	(2)	—	—	—	3
Issuance of common stock under common warrants exercise	9,613	10	6,503	—	—	—	6,513
Issuance of common stock from private placement, net	—	—	3,417	—	—	—	3,417
Stock-based compensation expense	—	—	130	—	—	—	130
Net loss	—	—	—	—	—	(475)	(475)
Balance at September 30, 2026	18,068	$18	$365,037	—	$—	$(357,813)	$7,242

	Three and Six Months Ended September 30, 2025

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total
Balance at March 31, 2025	1,898	$2	$352,648	—	$(1)	$(342,157)	$10,492
Retirement of treasury stock	—	—	(1)	—	1	—	—
Issuance of common stock from public offering, net	702	1	1,810	—	—	—	1,811
Stock-based compensation expense	—	—	78	—	—	—	78
Net loss	—	—	—	—	—	(2,843)	(2,843)
Balance at June 30, 2025	2,600	$3	$354,535	—	$—	$(345,000)	$9,538
Issuance of common stock under employee and director stock option, RSU, and purchase plans	8	—	—	—	—	—	—
Stock-based compensation expense	—	—	72	—	—	—	72
Net loss	—	—	—	—	—	(2,545)	(2,545)
Balance at September 30, 2025	2,608	$3	$354,607	—	$—	$(347,545)	$7,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOSIM LABS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended	Six Months Ended
	September 30, 2026	September 30, 2025
Cash Flows From Operating Activities
Net loss	$(1,813)	$(5,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of common stock warrant liabilities	813	—
Interest accretion on escrow receivable	—	(8)
Gain on milestone payment related to sale of asset	(5,000)	—
Depreciation and amortization	75	120
Stock-based compensation	326	150
Non-cash lease expense	242	226
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(16)	(2)
Work in progress	(30)	—
Prepaid expenses and other assets	140	345
Accounts payable	(68)	(1,064)
Accrued expenses	(95)	(455)
Operating lease liability	(265)	(242)
Net cash used in operating activities	(5,691)	(6,318)
Cash Flows From Investing Activities
Purchases of fixed assets	(85)	—
Release of escrow receivable	1,014	—
Proceeds from milestone payment related to sale of asset	5,000	—
Net cash provided by investing activities	5,929	—
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	3	1,811
Proceeds from private placement, net	3,417	—
Repayment of insurance premium financing liability	(118)	(128)
Net cash provided by financing activities	3,302	1,683
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,540	(4,635)
Cash, cash equivalents, and restricted cash at beginning of period	5,167	11,455
Cash, cash equivalents, and restricted cash at end of period	$8,707	$6,820
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$8,564	$6,677
Restricted cash	143	143
Total cash, cash equivalents, and restricted cash	$8,707	$6,820
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$3	$2
Financed insurance premium exchanged for prepaid insurance	$330	$352
Reclassification of common stock warrant liabilities to equity upon cashless exercise	$6,513	$—
Interest paid	$4	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VivoSim Labs, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Nature of Operations

VivoSim Labs, Inc., formerly known as Organovo Holdings, Inc. ("VivoSim" and the “Company”), is a pharmaceutical and biotechnology services company that is focused on providing testing of drugs and drug candidates in three-dimensional (“3D”) human tissue models of liver and intestine. The Company offers partners liver and intestinal toxicology insights using its new approach methodologies ("NAM") models. The Company anticipates accelerated adoption of human tissue models following the U.S. Food and Drug Administration (“FDA") announcement on April 10, 2025 to refine animal testing requirements in favor of these non-animal NAM methods. The Company also offers bespoke services in the areas of investigational toxicology, mechanism of drug action elucidation, and other applications of these complex human tissue models.

The Company is now offering liver toxicology predictive screening and research services as well as working on predicting and studying the intestinal side effect profiles of drugs that are therapeutic candidates of pharmaceutical and biotech companies at all stages of drug development. The Company plans to not only market this directly to pharmaceutical and biotech companies, but also partner with specific contract research organizations to complement its offering and to quickly grow its portfolio of clients. The Company's services offer the potential benefit of reducing the significant risk and cost of bringing therapeutics to market through the regulatory process. It is estimated that less than 10% of drug candidates entering clinical trials are approved, with a portion of the failures due to unexpected liver toxicity or intestinal intolerability. In addition, even approved drugs are occasionally withdrawn after liver toxicity is determined to be caused by the drug in a phenomenon called drug induced liver injury. The Company presented findings at the June 2026 European Toxicology Meeting scientific conference showing that the liver toxicology platform had a best-in-class predictive power. VivoSim's liver predictive power was shown to be >90% sensitivity for a set of challenging liver toxicity cases – inclusive of classic cases of “liver tox misses” drugs with unforeseen liver toxicity found in clinical trials or drugs that were withdrawn from the market after liver toxicity issues emerged later. The platform identified correctly that many of the missed cases could be seen as liver toxic using NAMkind™ liver. This is known as the sensitivity of the platform, which at >90%, the Company believes is the world’s best. The specificity was >95%, meaning that few of the compounds tested that are not liver toxic were incorrectly identified as having liver toxicity issues by the platform. The Company has obtained an exclusive license to the NAMKind Liver Model platform from Viscient (as defined below) within the field of non-animal toxicity and normal liver-tissue safety screening services pursuant to the Viscient License Agreement. See “Note 9. Related Parties” and “Note 11. Subsequent Events” for further details.

The Company uses its proprietary technologies to build functional 3D human tissues that mimic key aspects of native human tissue composition, architecture, function, and disease. The Company believes these attributes can enable critical complex, multicellular disease models that can be used to study and develop clinically effective drugs across multiple therapeutic areas.

Prior to March 2025, the Company was a clinical stage biotechnology company that was focused on developing FXR314 in inflammatory bowel disease ("IBD"), including ulcerative colitis ("UC"), based on demonstration of clinical promise in 3D human tissues as well as strong preclinical data. The Company's clinical focus was in advancing FXR314 in IBD, including UC and Crohn’s disease ("CD"). The Company planned to start a Phase 2a clinical trial in UC in the calendar year 2025 and was also exploring the potential for combination therapies using FXR314 and approved mechanisms in preclinical animal studies and the Company's IBD disease models. The Company had also used these human disease models to identify new molecular targets responsible for driving IBD and to explore the mechanism of action of known drugs including JAK inhibitors and related molecules. A portion of its internal research at that time also focused on early stage internal drug discovery programs, validating targets, and testing potentially licensable or transactable external drug compounds to identify drug candidates for partnering and/or internal clinical development.

In March 2025, the Company sold its FXR program for $10.0 million, with $9.0 million paid at closing and $1.0 million held in escrow for a period of 15 months, with future milestones of up to $50.0 million in the aggregate to be paid if the asset, FXR314, hits key development, regulatory and commercial milestones. In July 2026, the Company received a milestone payment in the amount of $5.0 million upon the achievement of a certain development milestone related to FXR314 which was recorded within other income on the consolidated statements of operations and comprehensive loss. Additionally, in July 2026, the $1.0 million held in escrow was released to the Company. The current remaining total potential for additional milestone payments includes up to $45 million in milestones, including a $15 million milestone which is to be paid upon Eli Lilly first dosing a patient in a Phase 3 clinical trial.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2026, the Company had cash and cash equivalents of approximately $8.6 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $357.8 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreements for its facilities. The Company also had negative cash flows from operations of approximately $5.7 million during the six months ended September 30, 2026. As of September 30, 2026, the Company had total current assets of approximately $9.4 million and current liabilities of approximately $2.7 million, resulting in working capital of $6.7 million. The Company also had significant cash inflows received in July 2026, which include the milestone payment and escrow release discussed in "Note 1. Description of Business", as well as a private placement transaction, discussed below.

Through September 30, 2026, the Company has financed its operations primarily through the sale of common stock through public and at-the-market (“ATM”) offerings, the private placement of equity securities, from revenue derived from the licensing of intellectual property, products and research-based services, the sale of FXR314 and related milestone payments, grants, and collaborative research agreements, and from the sale of convertible notes.

July 2026 PIPE

On July 16, 2026, the Company entered into a Securities Purchase Agreement with an accredited institutional investor, pursuant to which, among other things, the Company agreed to issue and sell, in a private placement transaction (the “2026 PIPE”), (i) pre-funded warrants (the “2026 PIPE Pre-Funded Warrants”) to purchase up to an aggregate of 4,705,883 shares of the Company’s common stock, par value $0.001 per share, and (ii) accompanying warrants to purchase up to an aggregate of 4,705,883 shares of Common Stock (the “2026 PIPE Common Warrants”), at the combined purchase price of $0.85 per share of Common Stock for gross proceeds of approximately $4.0 million and net proceeds of approximately $3.4 million, after deducting offering expenses. See “Note 4. Stockholders’ Equity” for additional information.

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

Insurance Premium Financing Liability

In September 2026, the Company entered into an insurance premium financing agreement for $0.3 million, with a term of nine months and an annual interest rate of 7.32%. The Company made a down payment of 10% and is required to make monthly principal and interest payments of $37,780 over the term of the agreement, which will mature in June 2027. The insurance premium financing liability was approximately $0.3 million and $0.1 million as of September 30, 2026, and March 31, 2026, respectively. The balance as of March 31, 2026 related to the prior year's insurance premium financing agreement, which was fully repaid as of September 30, 2026. Related prepaid insurance at September 30, 2026, and March 31, 2026 of $0.3 million and $0.2 million, respectively, is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute basic loss per share includes the assumed exercise of any outstanding pre-funded warrants. The weighted-average number of shares used to compute diluted loss per share includes the assumed exercise of any outstanding pre-funded warrants, and excludes any assumed exercise of stock options, shares reserved for purchase under the Company’s 2023 Employee Stock Purchase Plan ("ESPP"), the assumed vesting of restricted stock units ("RSUs"), the exercise of common warrants, and shares subject to repurchase as the effect would be anti-dilutive. No dilutive effect was calculated for the three and six months ended September 30, 2026 and 2025 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Common stock equivalents excluded from computing diluted net loss per share due to their anti-dilutive effect were approximately 5.6 million shares and 0.7 million shares at September 30, 2026 and 2025, respectively. The common stock equivalents excluded include unexercised stock options and common warrants.

Revenue recognition

Royalty revenue

The Company has entered into an intellectual property license agreement with another company that includes royalties based on specified percentages of net product sales, if any. At the initiation of the agreement, the Company analyzed whether it results in a contract with a customer under Accounting Standards Codification ("ASC") Topic 606.

The Company considered a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the Company is a principal vs. agent, whether the elements are distinct performance obligations, whether there are determinable stand-alone prices, and whether any licenses are functional or symbolic. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, sales-based royalty payments have been identified as variable consideration which must be evaluated to determine if it has been constrained and, therefore, excluded from the transaction price. Revenue is recognized when the underlying sales occur and the related performance obligation has been satisfied. Estimates relate to sales occurring within the reporting period. Please refer to “Note 5. Collaborative Research, Development, and License Agreements” for further information.

Service revenue, net

The Company markets and offers liver and intestinal toxicology and disease (or efficacy, used interchangeably) predictive screening research services using new approach methodologies (“NAM”) to pharmaceutical and biotech companies at all stages of drug development. These contracts with customers contain a single performance obligation, which is transferring a comprehensive report to customers. Therefore, the Company recognizes revenue when the promised services are performed and a single comprehensive report is transferred to customers. The customer does not have access or control of the deliverable until the final comprehensive report is transferred. Accordingly, the Company's service-based business utilizes point-in-time recognition under ASC Topic 606. For the service contracts, the Company allocates the transaction price to the single performance obligation, and the transaction price is a fixed consideration.

Accounts Receivable

The Company records accounts receivable, net of an allowance for credit losses. An allowance for credit losses is established based on historical collection information, which is limited at this time as the Company began recognizing service revenue in fiscal 2027. The Company also considers a review of major client accounts receivable balances, current economic conditions in the geographies in which it operates, and the Company’s expectations of future economic conditions that may affect the collectability of the recorded amounts. Amounts determined to be uncollectible are charged or written off against the allowance.

Deferred Revenue

The Company records deferred revenue when it has the right to issue advanced billings or upfront payments from its contracts with customers. Deferred revenue was less than $0.1 million and zero as of September 30, 2026 and March 31, 2026, respectively.

Cost of Services Provided

The Company reported approximately $0.1 million of cost of services provided for each of the three and six months ended September 30, 2026. Cost of services provided consists of costs related to producing service revenue, which includes direct materials, costs of personnel directly involved in performing the service, and an allocation of facility costs.

Work in Progress

The Company reported approximately less than $0.1 million of work in progress as of September 30, 2026. Work in progress represents costs incurred related to providing services that are not completed as of the end of a reporting period. The Company records the total costs incurred, which include direct materials, costs of personnel directly involved in performing the service, and an allocation of facility costs. The costs will be recognized as cost of services provided when the service is completed and the related service revenue is recognized.

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

Recently Issued Accounting Pronouncements

On July 4, 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act, or the 2025 Act. The 2025 Act makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with prospective application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with prospective application beginning January 1, 2025. The impact of this legislation was not material to the Company's consolidated financial position and results of operations for the three and six months ended September 30, 2026.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company has not yet completed its assessment of the impact of ASU 2024-03 on the Company’s disclosures.

Note 3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Accrued payroll and other employee benefits	$340	$422
Accrued legal and professional fees	577	523
Other accrued expenses	74	36
	$991	$981

As of September 30, 2026 there was approximately $0.1 million of share-based compensation expense included within accrued legal and professional fees. The equity was not issued as of September 30, 2026, and was considered an accrued expense as the compensation was a fixed amount with a variable number of shares to be issued based on market price of the Company's common stock on the issuance date. See “Note 4. Stockholders' Equity” for more information regarding share-based compensation expense.

Please refer to “Note 6. Commitments and Contingencies” for further information regarding the accrued loss contingencies presented in the table above.

Note 4. Stockholders’ Equity

Common Stock

On September 30, 2026, the Company’s stockholders approved the amendment and restatement of the 2022 Equity Incentive Plan (the “A&R 2022 Plan”) to increase the number of shares reserved for issuance thereunder by 3,165,000 shares.

On January 26, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-276722) to register $150.0 million of the Company's common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the "2024 Shelf"). The 2024 Shelf was declared effective by the SEC on February 8, 2024.

On March 16, 2018, the Company entered into a Sales Agreement with JonesTrading Institutional Services LLC (the “Agent”).

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

During the six months ended September 30, 2026, the Company issued zero shares of common stock in ATM offerings pursuant to the 2024 Shelf. As of September 30, 2026, the Company has sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million. As of September 30, 2026, there was approximately $140.1 million unallocated and available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through the Company’s ATM program under the 2024 ATM Prospectus.

March 2026 Best Efforts Public Offering

On March 31, 2026, the Company priced the 2026 Offering which consisted of: (i) 286,557 shares of its common stock and 429,836 accompanying common warrants (“2026 Common Warrants”) to purchase up to 429,836 shares of common stock at a combined public offering price of $1.14 per share and accompanying one and a half common warrants to purchase one share common stock and (ii) 2,345,022 pre-funded warrants (“2026 Pre-Funded Warrants”) to purchase 2,345,022 shares of common stock and 3,517,533 accompanying 2026 Common Warrants to purchase up to 3,517,533 shares of common stock at a combined public offering price of $1.139 per pre-funded warrant and accompanying one and a half common warrants to purchase one share of common stock. Each 2026 Common Warrant had an exercise price of $1.71 per share of common stock.

The per share exercise price for the 2026 Pre-Funded Warrants was $0.001, subject to adjustment as provided therein. The 2026 Pre-Funded Warrants were immediately exercisable, subject to certain beneficial ownership limitations, and were to expire when exercised in full. The holder could exercise the 2026 Pre-Funded Warrants by means of a “cashless exercise.”

The per share exercise price for the 2026 Common Warrants was $1.71, subject to adjustment as provided therein. The 2026 Common Warrants were immediately exercisable, subject to certain beneficial ownership limitations, and were to expire on the date that is five years following the original issuance date. The 2026 Common Warrants had price protection against subsequent dilutive issuances of shares of common stock, options, warrants and convertible securities, subject to a $0.01 per share of common stock floor, as further described in the 2026 Common Warrants. The holders of the 2026 Common Warrants could exchange the 2026 Common Warrants on a cashless basis for a number of shares of common stock determined by multiplying the total number of shares of common stock with respect to which the 2026 Common Warrant is then being exercised by the Black Scholes Value (as defined in the 2026 Common Warrant) divided by the lower of the two closing bid prices of the common stock in the two days prior to the time of such exercise, but in any event not less than $0.01.

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

July 2026 PIPE

On July 16, 2026, the Company entered into a Securities Purchase Agreement with an accredited institutional investor, pursuant to which, among other things, the Company sold in a private placement transaction that closed on July 17, 2026 (the “2026 PIPE”), (i) pre-funded warrants (the “2026 PIPE Pre-Funded Warrants”) to purchase up to an aggregate of 4,705,883 shares of the Company’s common stock, par value $0.001 per share, and (ii) accompanying warrants to purchase up to an aggregate of 4,705,883 shares of common stock (the “2026 PIPE Common Warrants”), at the combined purchase price of $0.85 per share of common stock for gross proceeds of approximately $4.0 million and net proceeds of approximately $3.4 million, after deducting offering expenses.

Each 2026 PIPE Pre-Funded Warrant has an exercise price of $0.001 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, is exercisable immediately upon issuance and will survive until it is exercised in full. Each 2026 PIPE Pre-Funded Warrant is exercisable on a cash or cashless exercise basis.

Each 2026 PIPE Common Warrant has an exercise price of $0.85 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, are exercisable at any time on or after September 30, 2026 (the date the Company obtained stockholder approval with respect to the 2026 PIPE Common Warrants) until September 30, 2031. Each 2026 PIPE Common Warrant is exercisable on a cash basis unless, at the time of such exercise, the shares of common stock underlying such

2026 PIPE Common Warrant cannot be immediately resold pursuant to an effective registration statement, in which case such 2026 PIPE Common Warrant will also be exercisable on a cashless exercise basis.

In connection with the 2026 PIPE, on July 16, 2026, the Company also entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”). Pursuant to the Placement Agency Agreement, the Company agreed to pay to the Placement Agent a cash fee equal to 6.50% of the gross proceeds of the Private Placement.

In connection with the 2026 PIPE, on July 16, 2026, the Company also entered into an amendment (the “Armistice Warrant Amendment”) to the 2024 Common Warrants (defined below), which included 520,833 of the 2024 Common Warrants issued by the Company to Armistice Capital Master Fund Ltd. (the “Armistice Warrants”), to, among other things, amend the date of termination and the exercise price of the Armistice Warrants to be September 30, 2031 (5 years after the date the Company obtained stockholder approval with respect to the Armistice Warrants) and underlying shares of common stock and $0.85 per share of common stock, respectively, and amend certain provisions relating to the treatment of the warrants upon a Fundamental Transaction, (such as removing a Black-Scholes repurchase provision, as defined in the Armistice Warrants). The Armistice Warrant Amendment was accounted for as a noncash equity issuance cost, with an offsetting credit to additional paid-in-capital related to the warrants. Accordingly, the modification had no net effect on total stockholders' equity or net income.

Warrants issued in connection with the 2026 PIPE contain provisions such as the requirements for the registration of shares and the right for the holder to retain the warrants upon a fundamental transaction.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the six months ended September 30, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2026	75,000	$1.73
Granted	—	$—
Vested	(75,000)	$1.73
Cancelled / forfeited	—	$—
Unvested at September 30, 2026	—	$—

Stock Options

During the three and six months ended September 30, 2026, under the A&R 2022 Plan, the Company granted at various exercise prices 1,209 and 10,039 stock options, respectively.

On August 5, 2024, the Company granted 83,841 stock options to its Executive Chairman under the A&R 2022 Plan. Of the stock options granted, 47,910 will vest evenly on an annual basis over three years. 11,977 of the options granted have unique vesting criteria based on market conditions, more specifically the Company's stock price. As the market condition based stock options require significant estimates and assumptions to calculate their fair value, the Company engaged with valuation specialists to calculate the fair value and requisite service periods using Monte Carlo simulations. The grant date fair value of the market-based awards was approximately $62,000. The market-based awards will be expensed over their determined requisite service periods. The remaining 23,954 options granted have unique vesting criteria based on specific Company performance conditions. The vesting criteria for 11,977 of these options includes the Company achieving cumulative revenue of $1.5 million. The vesting criteria for the remaining 11,977 options includes the Company entering into a definitive agreement that constitutes a major strategic partnership, at the discretion of the Board. As of September 30, 2026, no performance conditions have been met. The grant date fair value of the performance based awards is $118,000 in the aggregate, which will be recognized when the performance condition is probable of being satisfied.

The following table summarizes the Company’s stock option activity from March 31, 2026 to September 30, 2026:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2026	261,084	$12.40	$—
Options granted	10,039	$1.19	$—
Options cancelled / forfeited	(596)	$4.23	$—
Options expired	—	$—	$—
Outstanding at September 30, 2026	270,527	$12.00	$—
Vested and Exercisable at September 30, 2026	89,921	$28.91	$—

The weighted average remaining contractual term of stock options exercisable and outstanding at September 30, 2026, was approximately 8.09 years.

Warrants

2024 Offering

In connection with a best efforts public offering that occurred in May 2024 ("2024 Offering"), the Company issued (i) common warrants ("2024 Common Warrants") to purchase up to 130,202 shares of common stock at a combined public offering price of $9.60 per share and accompanying common warrant to purchase one share of common stock and (ii) pre-funded warrants ("2024 Pre-Funded Warrants") to purchase 416,666 shares of common stock and accompanying 2024 Common Warrants to purchase up to 416,666 shares of common stock at a combined public offering price of $9.588 per 2024 Pre-Funded Warrant and accompanying 2024 Common Warrant to purchase one share of common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any antidilution rights as they are adjusted proportionately for any stock dividends or stock splits. As of September 30, 2026, all 2024 Pre-Funded Warrants associated with the 2024 Offering were fully exercised. In connection with the 2026 PIPE that occurred in July 2026, the Company entered into the Armistice Warrant Amendment to amend 520,833 of the outstanding 2024 Common Warrants, which included the date of termination and the exercise price to be 5 years and $0.85, respectively, effective upon the date of stockholder approval. The Company's stockholders approved the Armistice Warrant Amendment on September 30, 2026.

The following table summarizes the Company’s activity under the 2024 Common Warrants from March 31, 2026 to September 30, 2026 which includes 520,833 of the amended warrants as discussed above:

	Number of Warrants	Exercise Price
Outstanding at March 31, 2026	539,060	$9.60
Issued	—	—
Exercised	—	—
Warrant amendment - exercise price	520,833	$0.85
Warrants not subject to amendment	18,227	$9.60
Total outstanding at September 30, 2026	539,060

2026 Offering

In connection with the 2026 Offering, the Company issued (i) 286,557 shares of its common stock and 429,836 accompanying 2026 Common Warrants to purchase up to 429,836 shares of common stock at a combined public offering price of $1.14 per share and accompanying one and a half 2026 Common Warrants to purchase one share common stock and (ii) 2,345,022 2026 Pre-Funded Warrants to purchase 2,345,022 shares of common stock and 3,517,533 accompanying 2026 Common Warrants to purchase up to 3,517,533 shares of common stock at a combined public offering price of $1.139 per 2026 Pre-Funded Warrant and accompanying one and a half 2026 Common Warrants to purchase one share of common stock. The Company has determined that the 2026 Pre-Funded Warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. Each 2026 Common Warrant has an exercise price of $1.71 per share of common stock. The Company has determined that the 2026 Common Warrants should be classified as a common stock warrant liability as the instrument contains a leverage factor and therefore is not considered indexed to the Company's own stock. During the three months ended September 30, 2026, 2,045,022 2026 Pre-Funded Warrants were exercised at an exercise price of $0.001. The 2026 Pre-Funded Warrants were fully exercised as of September 30, 2026.

During the three months ended September 30, 2026, 3,947,369 2026 Common Warrants were exercised via an alternative cashless exercise provision. As a result of the exercise, 9,612,823 shares of common stock were issued. As of September 30, 2026, all 2026 Common Warrants were exercised, and the related common stock warrant liability was zero.

In connection with the 2026 Offering, the Company issued 131,579 Placement Agent Warrants to purchase 131,579 shares of common stock with an exercise price of $1.425 per share of common stock.

The following table summarizes the Company's activity under the 2026 Pre-Funded Warrants, the 2026 Common Warrants, and the Placement Agent Warrants from March 31, 2026 to September 30, 2026:

	2026 Pre-Funded Warrants	Exercise Price	2026 Common Warrants	Exercise Price	Placement Agent Warrants	Exercise Price
Outstanding at March 31, 2026	2,345,022	$0.001	3,947,369	$1.71	131,579	$1.43
Issued	—	$—	—	$—	—	$—
Exercised	(2,345,022)	$0.001	(3,947,369)	$1.71	—	$—
Outstanding at September 30, 2026	—	$—	—	$—	131,579	$1.43

The following table summarizes the Company’s common stock warrant liability change from March 31, 2026, to September 30, 2026 (in thousands). The fair value as of March 31, 2026 represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs. The fair value of the common stock warrant liability as of March 31, 2026 was measured using a Monte Carlo model and was remeasured each reporting period, and the change in fair value was recorded in earnings. The fair value of the 2026 Common Warrants is inherently sensitive to changes in the Company's stock price and related volatility assumptions. During the three months ended September 30, 2026, all of the outstanding 2026 Common Warrants were exercised. Immediately prior to exercise, the 2026 Common Warrants were remeasured to fair value using the Company's closing stock price, with changes in fair value recorded in earnings. As of September 30, 2026, the common stock warrant liability was zero.

Beginning common stock warrant liability at March 31, 2026	$5,700
Common warrants issued	—
Common warrants exercised	—
Change in fair value	(1,400)
Ending common stock warrant liability at June 30, 2026	$4,300
Common warrants issued	—
Change in fair value	2,213
Common warrants exercised	(6,513)
Ending common stock warrant liability at September 30, 2026	$—

2026 PIPE

In connection with the 2026 PIPE, the Company issued (i) 2026 PIPE Pre-Funded Warrants to purchase up to an aggregate of 4,705,883 shares of the Company’s common stock, par value $0.001 per share, and (ii) accompanying 2026 PIPE Common Warrants to purchase up to an aggregate of 4,705,883 shares of Common Stock, at the combined purchase price of $0.85 per share of Common Stock. Each 2026 PIPE Pre-Funded Warrant has an exercise price of $0.001 per share, was exercisable immediately upon issuance and will remain exercisable until exercised in full. Each 2026 PIPE Common Warrant has an exercise price of $0.85 per share and became exercisable upon the Company’s receipt of stockholder approval in accordance with Nasdaq Listing Rule 5635(d) on September 30, 2026, and will expire on September 30, 2031. The exercise prices of the 2026 PIPE warrants are subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any antidilution rights, . During the three months ended September 30, 2026, 3,141,883 Pre-funded Warrants were exercised. Proceeds from the 2026 PIPE were allocated evenly between the 2026 PIPE Pre-Funded Warrants and the 2026 PIPE Common Warrants.

The following table summarizes the Company's activity under the 2026 PIPE Pre-Funded Warrants and 2026 PIPE Common Warrants from March 31, 2026 to September 30, 2026:

	2026 PIPE Pre-Funded Warrants	Exercise Price	2026 PIPE Common Warrants	Exercise Price
Outstanding at March 31, 2026	—	$—	—	$—
Issued	4,705,883	$0.001	4,705,883	$0.85
Exercised	(3,141,883)	$0.001	—	$—
Outstanding at September 30, 2026	1,564,000	$0.001	4,705,883	$0.85

Employee Stock Purchase Plan

In July 2023, the Board adopted, and subsequently on October 31, 2023, the Company's stockholders approved, the ESPP. The ESPP became effective on October 31, 2023. The Company reserved 3,750 shares of common stock for issuance thereunder. The ESPP permits employees to purchase common stock through payroll deductions, limited to 15 percent of each employee’s compensation up to $25,000 per employee per year or 42 shares per employee per six-month purchase period. Shares under the ESPP are purchased at 85 percent of the fair market value at the lower of (i) the closing price on the first trading day of the six-month purchase period or (ii) the closing price on the last trading day of the six-month purchase period. The initial offering under the ESPP commenced on March 1, 2024. During the six months ended September 30, 2026 there were no shares issued under the ESPP. At September 30, 2026, there were 3,708 shares remaining available for purchase under the ESPP.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at September 30, 2026:

Common stock issuable pursuant to options outstanding and reserved under the 2012 Plan	27,565
Common stock issuable pursuant to options outstanding and reserved under the A&R 2022 Plan	238,796
Common stock reserved under the A&R 2022 Plan	3,167,809
Common stock reserved under the ESPP	3,708
Common stock reserved under the 2021 Inducement Equity Plan	83
Common stock issuable pursuant to options outstanding and reserved under the 2021 Inducement Equity Plan	4,166
Common stock issuable pursuant to outstanding 2024 Common Warrants	539,060
Common stock issuable pursuant to outstanding 2026 PIPE Pre-Funded Warrants	1,564,000
Common stock issuable pursuant to outstanding 2026 PIPE Common Warrants	4,705,883
Common stock issuable pursuant to outstanding Placement Agent Warrants	131,579
Total at September 30, 2026	10,382,649

Stock-based Compensation Expense and Valuation Information

Stock-based awards include stock options and RSUs under the Company's A&R 2022 Plan, 2012 Plan, Inducement Plan, and rights to purchase stock under the ESPP.

Stock-based compensation expense for all stock-based awards consists of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Research and development	$14	$13	$28	$26
General and administrative	221	59	298	124
Total	$235	$72	$326	$150

As discussed in “Note 3. Accrued Expenses”, as of September 30, 2026, there was approximately $0.1 million of stock-based compensation expense included within accrued legal and professional fees. The equity was not issued as of September 30, 2026, and therefore it is not included in the stock-based compensation expense amount presented on the consolidated statements of stockholders' equity.

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2026 was approximately $0.4 million and the weighted average period over which these grants are expected to vest is 2.47 years.

The total unrecognized compensation cost related to unvested RSUs as of September 30, 2026 was zero.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Dividend yield	—	—	—	—
Volatility	111.00%	111.00%	112.00%	112.30%
Risk-free interest rate	4.38%	3.83%	4.15%	3.87%
Expected life of options	6 years	6 years	6 years	6 years
Weighted average grant date fair value	$0.25	$1.50	$1.01	$1.53

The fair value of each RSU is recognized as stock-based compensation expense over the vesting term of the award. The fair value is based on the closing stock price on the date of the grant.

The Company uses the Black-Scholes valuation model to calculate the fair value of shares issued pursuant to the ESPP. Stock-based compensation expense is recognized over the purchase period using the straight-line method. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The Company uses the Company-specific historical volatility rate as the indicator of expected volatility. The risk-free interest rate assumption is based on U.S. Treasury rates. The expected life is the 6-month purchase period. There were no participants in the ESPP for the purchase periods that commenced on September 1, 2026.

Note 5. Collaborative Research, Development, and License Agreements

License Agreements

BICO Group AB

In February 2022, the Company entered into a license agreement with Cellink AB and its subsidiaries (collectively, “BICO Group AB”), where the Company agreed to grant a non-exclusive license to BICO Group AB to use the Company’s aforementioned patents for its business operations of manufacturing and selling bioprinters as well as bioinks. As part of the license agreement, BICO Group AB agreed to pay the Company a one time, nonrefundable upfront fee of $1,500,000, as well as ongoing sales-based royalties (based on percentages of BICO Group AB’s net sales) for the use of the granted license, which is recorded as revenue. The sales-based royalties became effective beginning on February 22, 2022, the effective date of the license agreement, and continues until the expiration of the last surviving licensed patent. As the sales-based royalties are required to be paid 45 days after the end of every quarter, there is variable consideration that must be estimated to determine royalty revenue within a given reporting period. Once actual revenue earned is determined in the following fiscal quarter, an adjustment is made from the previously estimated amount. For the three and six months ended September 30, 2026, the Company recorded $29,000 and $47,000 of royalty revenue, respectively, based on sales-based royalties from the license Agreement. Royalty revenue presented on the statements of operations and other comprehensive loss was $28,000 and $65,000 for the three and six months ended September 30, 2025, respectively.

Note 6. Commitments and Contingencies

Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.

On August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against the Company in the State of New York alleging that the Company breached a tail financing provision included in an engagement agreement the Company entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, the Company filed an answer to the complaint and on September 2, 2025, the Company filed counterclaims for rescission, fraudulent inducement, and breach of contract against H.C. Wainwright. H.C. Wainwright moved to dismiss the Company's counterclaims in November 2025, and the Court granted that motion in July 2026. The Company is defending against H.C. Wainwright’s claims and pursuing its own counterclaims vigorously, but there is no guarantee that the Company will be successful in these efforts.

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures and monitors each related legal issue and adjusts accruals as might be warranted based on new information and further developments. During the three months ended September 30, 2024, the Company recognized an accrual of $0.6 million (which was considered a financing fee related to the Offering discussed in Note 4. Stockholders' Equity) for the loss contingencies associated with the above described H.C. Wainwright complaint. As of September 30, 2026, the accrual has not changed. Of the $0.6 million loss contingency accrual, $0.4 million is included in accrued expenses on the accompanying condensed consolidated balance sheets. The remaining $0.2 million of the loss contingency accrual is classified as a liability to be settled in equity on the accompanying condensed consolidated balance sheets. The liability to be settled in equity relates to a fixed number of warrants that were included in the complaint as part of the sought compensatory damages. The Company recorded the loss contingency accrual as it determined that an unfavorable outcome is probable and reasonably estimable and believed that the amount or range of any possible loss was reasonably estimable. However, amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments, and the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. If one or more legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets as of September 30, 2026, (in thousands except the year and percentage):

September 30, 2026
ASSETS
Operating lease right-of-use assets	$165
Total lease right-of-use assets	$165

LIABILITIES
Current
Operating lease liability	$182
Total lease liabilities	$182

Weighted average remaining lease term (years):	0.33
Weighted average discount rate:	6%

Variable lease expense was approximately $37,000 and $73,000 for the three and six months ended September 30, 2026, respectively, and approximately $34,000 and $73,000 for the three and six months ended September 30, 2025, respectively. Operating lease expense was approximately $126,000 and $252,000 for the three and six months ended September 30, 2026, and September 30, 2025 respectively.

Cash outflows associated with the Company’s operating lease for the three and six months ended September 30, 2026, were approximately $138,000 and $275,000, respectively, and approximately $134,000 and $267,000 for the three and six months ended September 30, 2025, respectively.

Future lease payments relating to the Company’s operating lease liabilities as of September 30, 2026 are as follows (in thousands):

Fiscal year ending March 31, 2027	185
Total future lease payments	185
Less: Imputed interest	(3)
Total lease obligations	182
Less: Current obligations	(182)
Noncurrent lease obligations	$—

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

The Company is also potentially subject to concentrations of credit risk in its revenues and receivable accounts. The Company’s receivables to date related to royalty revenue have been derived from one customer. The Company's receivables related to service revenue have been derived from a small amount of customers, and there has been no indicators of credit risk to date. The Company makes judgment as to its ability to collect outstanding receivables and provides reserves against receivables for estimated losses that may result from a customer or third party's ability to pay. Specific amounts determined to be uncollectible are charged against the reserve. The Company has not historically experienced any receivable write-downs and management does not believe significant credit risk exists as of September 30, 2026.

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

On December 28, 2020, the Company entered into an intercompany agreement (the “Intercompany Agreement”) with Viscient and Organovo, Inc., the Company’s wholly-owned subsidiary, which included an asset purchase agreement for certain lab equipment. Pursuant to the Intercompany Agreement, the Company agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells and Viscient agreed to provide the Company certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, the Company and Viscient each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects for the other party at prices to be determined in good faith by the parties. During fiscal 2026 and fiscal 2027, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide the Company with certain consulting and testing services related to the Company's ongoing R&D and commercial services. The Company evaluated the accounting for the Intercompany Agreement and concluded that any R&D services provided by Viscient to the Company will be expensed as incurred, and any compensation for services provided by the Company to Viscient will be considered a reduction of personnel related expenses. Any Statements of Work where Viscient provides commercial services for the Company's service customers are considered cost of services performed by the Company. Any services provided to Viscient do not fall under Topic 606 as the Intercompany Agreement is not a contract with a customer. For the three and six months ended September 30, 2026, the Company incurred $185,000 and $383,000 in R&D consulting expenses from Viscient, respectively. For each of the three and six months ended September 30, 2026, the Company incurred $58,000 in commercial service expenses from Viscient. Of the $58,000 in commercial service expenses, approximately $35,000 was included within cost of services provided on the consolidated statement of operations, and $23,000 was included within work in progress costs on the consolidated balance sheets as of September 30, 2026. As of September 30, 2026, the accounts payable balance to Viscient was approximately $69,000 and there was approximately $79,000 in accrued expenses. As of March 31, 2026, the accounts payable balance to Viscient was approximately $56,000 and there was zero accrued expenses. For the three and six months ended September 30, 2025, the Company incurred $144,000 and $216,000 in R&D consulting expenses from Viscient, respectively. Additionally, for the three and six months ended September 30, 2026 and 2025, the Company provided zero and $5,000 of histology services to Viscient, respectively.

On October 29, 2026, VivoSim Inc., the Company’s wholly-owned subsidiary, entered into a Technology License and Tech-Transfer Agreement with Viscient. Please refer to “Note 11. Subsequent Events” for further details.

Note 10. Business Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company identified one operating segment in fiscal 2027, and thus one reportable segment.

For purposes of evaluating performance and allocating resources, the Company’s CODM, its Executive Chairman, regularly reviews Consolidated Operating Loss as reported in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss as compared to budget. The measure of segment assets is reported in the Condensed Consolidated Balance Sheets as Total Consolidated Assets.

The operating segment focuses on providing testing of drugs and drug candidates in 3D human tissue models of liver and intestine, offering partners liver and intestinal toxicology insights using its NAM models. The Company works with pharmaceutical and biotech companies at all stages of drug development to reduce the significant risk and cost of bringing therapeutics to market through the regulatory process and offer bespoke services in the areas of investigational toxicology, mechanism of drug action elucidation, and other applications of these complex human tissue models.

In addition to the significant expense categories included within Consolidated Operating Loss presented in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Loss, see below for disaggregated expense amounts for the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue
Services revenue	$22	$—	$22	$—
Royalty revenue	29	28	47	65
Total revenue	51	28	69	65
Operating expenses
Cost of services provided	56	—	56	—
Research and development expenses (a)(b)	1,051	855	2,133	1,787
Selling, general, and administrative expenses (a)(b)	1,990	1,677	3,554	3,558
Non-cash stock-based compensation (see Note 4)	235	72	326	150
Depreciation and amortization	35	59	75	120
Total operating expense	$3,367	$2,663	$6,144	$5,615
Consolidated operating loss	$(3,316)	$(2,635)	$(6,075)	$(5,550)

(a) Stock-based compensation expense of $14,000 and $28,000 related to research and development and $221,000 and $298,000, related to selling, general, and administration have been excluded for the three and six months ended September 30, 2026, respectively. Stock-based compensation expense of $13,000 and $26,000 related to research and development and $59,000 and $124,000, related to selling, general, and administration have been excluded for the three and six months ended September 30, 2025, respectively.

(b) Depreciation and amortization expense of $31,000 and $67,000 related to research and development as well as $4,000 and $8,000 related to selling, general, and administration have been excluded for the three and six months ended September 30, 2026, respectively. Depreciation and amortization expense of $55,000 and $111,000 related to research and development as well as $4,000 and $9,000 related to selling, general, and administration have been excluded for the three and six months ended September 30, 2025, respectively.

Note 11. Subsequent Events

Lease Amendment

On October 13, 2026, Organovo, Inc., a wholly owned subsidiary of the Company, entered into a Second Amendment to Amended and Restated Lease with San Diego Inspire 2, LLC, which, among other things, (i) requires the Company to vacate and surrender Suite 202 on or before February 28, 2027, (ii) extends the term with respect to Suite 100 from March 1, 2027 through April 30, 2028, (iii) adjusts the monthly base rent to $43,072.85 and (iv) provides for a rental abatement of $21,536.43 per month for the period from March 1, 2027 through June 30, 2027, for an aggregate rental abatement of $86,145.70.

Viscient License Agreement

On October 29, 2026, VivoSim Inc., the Company’s wholly-owned subsidiary, entered into a Technology License and Tech-Transfer Agreement (the “Viscient License Agreement”) with Viscient. Pursuant to the Viscient License Agreement, Viscient granted VivoSim Inc. an exclusive (subject to rights reserved by Viscient), worldwide, non-transferable license, sublicensable to the Company’s affiliates and, with Viscient’s consent, to third parties, under Viscient’s NAMKind Liver Model platform, including related know-how, protocols, standard operating procedures, reagent specifications and patents and patent applications (the “Licensed Technology”), to commercialize services in the field of non-animal toxicity and normal liver-tissue safety screening services and to use the Licensed Technology for internal research and development. Viscient also agreed to provide training, documentation and validation materials to transfer the Licensed Technology to the Company, and to use reasonable efforts to complete such technology transfer within 90 to 120 days after the effective date. In consideration, the Company agreed to pay Viscient (i) a non-refundable upfront license fee of $100,000, (ii) a technology transfer fee of $150,000, payable in three $50,000 tranches upon commencement of the technology transfer, delivery of materials and completion of training, and the first successful validation run, which payment may be deferred until the Company has recorded $337,079 of revenue from services covered by the agreement, (iii) tiered royalties of 11%, 9% and 7% on annual net services revenue generated using the Licensed Technology of up to $5.0 million, between $5.0 million and $15.0 million, and above $15.0 million, respectively, (iv) a royalty of 7% on net services revenue generated using in silico, machine learning, artificial intelligence or other models developed primarily using data generated from assays performed using the Licensed Technology, (v) beginning in the second year of the term, an annual minimum royalty of $75,000, which is creditable against earned royalties for the same year, and (vi) 35% of any sublicense income. The Company granted Viscient a non-exclusive, royalty-free license to improvements the Company makes to the Licensed Technology, with any use in the Company’s field limited to non-competitive internal research and development. The Viscient License Agreement has an initial term of eight years, which may be extended for successive two-year terms by mutual agreement, and may be terminated by the Company for convenience upon 180 days’ prior written notice (subject to payment of a pro rata portion of the annual minimum royalty), or by either party for uncured material breach or upon specified bankruptcy events. The Viscient License Agreement was approved by the Audit Committee in accordance with the Company’s related party transaction policy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. This management’s discussion and analysis contains forward-looking statements, such as statements related to our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,” or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission on July 14, 2026, and discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q, that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Unless the context otherwise requires, the terms "VivoSim", the “Company”, “we”, “us” and “our” in this Quarterly Report on Form 10-Q refer to VivoSim Labs, Inc. and its wholly owned subsidiaries, Organovo, Inc. and VivoSim Inc.

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

Overview

We are a pharmaceutical and biotechnology services company that is focused on providing testing of drugs and drug candidates in three-dimensional (“3D”) human tissue models of liver and intestine. We offer partners liver and intestinal toxicology insights using our new approach methodologies ("NAM") models. We anticipate accelerated adoption of human tissue models following the U.S. Food and Drug Administration (“FDA") announcement on April 10, 2025 to refine animal testing requirements in favor of these non-animal NAM methods. We also offer bespoke services in the areas of investigational toxicology, mechanism of drug action elucidation, and other applications of these complex human tissue models.

We are now offering liver toxicology predictive screening and research services as well as working on predicting and studying the intestinal side effect profiles of drugs that are therapeutic candidates of pharmaceutical and biotech companies at all stages of drug development. Our services offer the potential benefit of reducing the significant risk and cost of bringing therapeutics to market through the regulatory process. It is estimated that less than 10% of drug candidates entering clinical trials are approved, with a portion of the failures due to unexpected liver toxicity or intestinal intolerability. In addition, even approved drugs are occasionally withdrawn after liver toxicity is determined to be caused by the drug in a phenomenon called drug induced liver injury. We presented findings at the June 2026 European Toxicology Meeting scientific conference showing that our liver toxicology platform had a best-in-class predictive power. Our liver predictive power was shown to be >90% sensitivity for a set of challenging liver toxicity cases – inclusive of classic cases of “liver tox misses” drugs with unforeseen liver toxicity found in clinical trials or drugs that were withdrawn from the market after liver toxicity issues emerged later. The platform identified correctly that many of the missed cases could be seen as liver toxic using NAMkind™ liver. This is known as the sensitivity of the platform, which at >90% we believe is a world’s best. The specificity was >95%, meaning that few of the compounds tested that are not liver toxic were incorrectly identified as having liver toxicity issues by the platform. We have obtained an exclusive license to the NAMKind Liver Model platform from Viscient Biosciences, Inc. within the field of non-animal toxicity and normal liver-tissue safety screening services pursuant to a Technology License and Tech-Transfer Agreement with Viscient. See “Note 9. Related Parties” and “Note 11. Subsequent Events” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further details.

Prior to March 2025, we were a clinical stage biotechnology company that was focused on developing FXR314 in inflammatory bowel disease ("IBD"), including ulcerative colitis ("UC"), based on demonstration of clinical promise in 3D human tissues as well as strong preclinical data. Our clinical focus was in advancing FXR314 in IBD, including UC and Crohn’s disease ("CD"). We planned to start a Phase 2a clinical trial in UC in the calendar year 2025 and were also exploring the potential for combination therapies using FXR314 and approved mechanisms in preclinical animal studies and our IBD disease models. We have also used these human disease models to identify new molecular targets responsible for driving IBD and to explore the mechanism of action of known drugs including JAK inhibitors and related molecules. A portion of our internal research at that time also focused on early stage internal drug discovery programs, validating targets, and testing potentially licensable or transactable external drug compounds to identify drug candidates for partnering and/or internal clinical development.

In March 2025, we sold our FXR program for $10.0 million, with $9.0 million paid at closing and $1.0 million held in escrow for a period of 15 months, with future milestones of up to $50.0 million in the aggregate to be paid if the lead asset, FXR314, hits key development, regulatory and commercial milestones. In July 2026, we received a milestone payment in the amount of $5.0 million upon the achievement of a certain development milestone related to FXR314. Additionally, in July 2026, the $1.0 million held in escrow was released to us. The current remaining total potential for additional milestone payments includes up to $45M in milestones, including a $15M milestone which is to be paid upon Eli Lilly first dosing a patient in a Phase 3 clinical trial.

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

During the three months ended September 30, 2026, the Company adopted new accounting policies regarding service revenue recognition, and related work in progress, cost of services provided, and allowance for credit losses. Service revenue utilizes point-in-time recognition when a single performance obligation is fulfilled. Costs of services provided relates to costs incurred to produce service revenue, which includes direct materials, direct labor, and facility overhead costs. Work in progress represents costs incurred related to service contracts that is not completed as of the end of a reporting period. These accounting policies represent significant changes to our critical accounting policies since March 31, 2026. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on July 14, 2026.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands, except %):

Three Months Ended
September 30,	Increase (decrease)

	2026	2025	$	%
Service revenue	$22	$—	$22	—
Royalty revenue	$29	$28	$1	4%
Cost of services provided	$56	$—	$56	—
Research and development expenses	$1,096	$923	$173	19%
Selling, general and administrative	$2,215	$1,740	$475	27%
Other income	$2,841	$92	$2,749	2,988%

Revenues

For the three months ended September 30, 2026 and 2025, total revenue was less than $0.1 million. Service revenue is related to the Company's liver and intestinal toxicology and disease predictive screening research services. The second quarter of fiscal 2027 was the first quarter that we generated service revenue. Going forward, our main focus is to grow service revenue, and we expect service revenue to increase in the coming quarters.

Royalty revenue is related to sales-based royalties from licensing intellectual property. We expect royalty revenue to remain consistent with the current quarter going forward.

Cost of Services Provided

For the three months ended September 30, 2026, cost of services provided was approximately $0.1 million. Cost of services provided directly relates to service revenue generated. Cost of services provided include materials, labor, and overhead expenses to perform our liver and intestinal toxicology and disease predictive screening research services for customers. The second quarter of fiscal 2027 was the first quarter that we generated service revenue, and we offered significant discounts for our initial pilot contracts. Going forward, as we grow service revenue and improve efficiencies, we expect our gross margins to improve and cost of services provided to increase at a slower pace relative to increases in service revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	September 30, 2026	% of total	September 30, 2025	% of total	$	%
Research and development expenses	$1,051	96%	$855	93%	$196	23%
Non-cash stock-based compensation	14	1%	13	1%	1	8%
Depreciation and amortization	31	3%	55	6%	(24)	(44%)
Total research and development expenses	$1,096	100%	$923	100%	$173	19%

For the three months ended September 30, 2026, total research and development expenses were $1.1 million, an increase of approximately $0.2 million, or 19%, from the prior year period. Our average full-time research and development staff increased from an average of nine full-time employees for the three months ended September 30, 2025, to an average of twelve full-time employees for the three months ended September 30, 2026. Our operations for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 resulted in a $0.2 million increase in personnel related expenses, which includes stock-based compensation, due to the increase in headcount. Going forward, we expect personnel related expenses to increase due to an increase in headcount. We expect research and development expenses to remain consistent or decrease with the current quarter, as we expect a relative shift from research and development expenses to cost of services provided as our service revenue operations continue to grow in the upcoming quarters.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 (in thousands, except %):

	Three Months Ended		Three Months Ended		Increase (decrease)
	September 30, 2026	% of total	September 30, 2025	% of total	$	%
Selling, general and administrative	$1,990	90%	$1,677	96%	$313	19%
Non-cash stock-based compensation	221	10%	59	3%	162	275%
Depreciation and amortization	4	0%	4	1%	—	0%
Total selling, general and administrative expenses	$2,215	100%	$1,740	100%	$475	27%

For the three months ended September 30, 2026, total selling, general and administrative expenses were approximately $2.2 million, an increase of approximately $0.5 million, or 27%, from the prior year period. Our average full-time selling, general and administrative staff remained flat with four full-time employees for the three months ended September 30, 2026 and September 30, 2025, respectively. Our operations for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 resulted in a $0.2 million increase in personnel related expenses, which is due to an increase in stock-based compensation costs. The increase was offset by a decrease in recruiting expenses of $0.2 million related to the prior year. Other increased costs in the current year included a $0.1 million increase in consulting costs, a $0.1 million increase in facility costs, and a $0.3 million increase in other general corporate costs. The increase in general corporate costs is attributed to legal and investor relation costs due to our annual meeting held during the three months ended September 30, 2026, whereas in prior year the meeting occurred in the following quarter. Going forward, we expect selling, general and administrative expenses to remain consistent with the current quarter.

Other Income

Other income was approximately $2.8 million for the three months ended September 30, 2026 due to a $5.0 million gain upon the achievement of a milestone related to the sale of the FXR314 asset in a prior year. The $5.0 million milestone payment was collected in July 2026. The $5.0 million gain was offset by a $2.2 million loss due to the change in fair value of common stock warrant liabilities. During the three months ended September 30, 2026, all of the underlying common warrants were exercised, and therefore the common stock warrant liability was zero as of September 30, 2026. Other income was $0.1 million for the three months ended September 30, 2025, mainly due to interest income.

Comparison of the six months ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the six months ended September 30, 2026 and 2025 (in thousands, except %):

	Six Months Ended
	September 30,		Increase (decrease)
	2026	2025	$	%
Service revenue	$22	$—	$22	—
Royalty revenue	$47	$65	$(18)	(28%)
Cost of services provided	$56	$—	$56	—
Research and development expenses	$2,228	$1,924	$304	16%
Selling, general and administrative	$3,860	$3,691	$169	5%
Other income	$4,265	$164	$4,101	2,501%

Revenues

For the six months ended September 30, 2026 and 2025, total revenue was $0.1 million. Service revenue is related to the Company's liver and intestinal toxicology and disease predictive screening research services. The second quarter of fiscal 2027 was the first quarter that we generated service revenue. Going forward, our main focus is to grow service revenue, and we expect service revenue to increase in the coming quarters.

Royalty revenue is related to sales-based royalties from licensing intellectual property. We expect royalty revenue to remain consistent with the current quarter going forward.

Cost of Services Provided

For the six months ended September 30, 2026, cost of services provided was approximately $0.1 million. Cost of services provided directly relates to service revenue generated. Cost of services provided include materials, labor, and overhead expenses to perform our liver and intestinal toxicology and disease predictive screening research services for customers. The second quarter of fiscal 2027 was the first quarter that we generated service revenue, and we offered significant discounts for our initial pilot contracts. Going forward, as we grow service revenue and improve efficiencies, we expect our gross margins to improve and cost of services provided to increase at a slower pace relative to increases in service revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended September 30, 2026 and 2025 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2026	% of total	September 30, 2025	% of total	$	%
Research and development expenses	$2,133	96%	$1,787	93%	$346	19%
Non-cash stock-based compensation	28	1%	26	1%	2	8%
Depreciation and amortization	67	3%	111	6%	(44)	(40%)
Total research and development expenses	$2,228	100%	$1,924	100%	$304	16%

For the six months ended September 30, 2026, total research and development expenses were $2.2 million, an increase of approximately $0.3 million, or 16%, from the prior year period. Our average full-time research and development staff increased from an average of nine full-time employees for the six months ended September 30, 2025, to an average of eleven full-time employees for the six months ended September 30, 2026. Our operations for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025 resulted in a $0.2 million increase in personnel related expenses, which includes stock-based compensation, due to the increase in headcount. There was also a $0.1 million increase in consulting costs, mainly related to improving offerings for the service operations. Going forward, we expect personnel related expenses to increase due to an increase in headcount. We expect research and development expenses to remain consistent or decrease with the current quarter, as we expect a relative shift from research and development expenses to cost of services provided as our service revenue operations continue to grow in the upcoming quarters.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended September 30, 2026 and 2025 (in thousands, except %):

	Six Months Ended		Six Months Ended		Increase (decrease)
	September 30, 2026	% of total	September 30, 2025	% of total	$	%
Selling, general and administrative	$3,554	92%	$3,558	96%	$(4)	0%
Non-cash stock-based compensation	298	8%	124	4%	174	140%
Depreciation and amortization	8	0%	9	0%	(1)	(11%)
Total selling, general and administrative expenses	$3,860	100%	$3,691	100%	$169	5%

For the six months ended September 30, 2026, total selling, general and administrative expenses were approximately $3.9 million, an increase of approximately $0.2 million, or 5%, from the prior year period. Our average full-time selling, general and administrative staff remained flat at four full-time employees for the six months ended September 30, 2026 and September 30, 2025, respectively. Our operations for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025 resulted in a $0.3 million increase in personnel related expenses, which includes stock-based compensation. The increase was offset by a decrease in recruiting expenses of $0.2 million related to the prior year. Other increased costs in the current year included a $0.1 million increase in consulting costs and a $0.1 million increase in facility costs, which were offset by a $0.1 million decrease in other general corporate costs. Going forward, we expect selling, general and administrative expenses to remain consistent with the current quarter.

Other Income

Other income was approximately $4.3 million for the six months ended September 30, 2026, due to a $5.0 million gain upon the achievement of a milestone related to the sale of the FXR314 asset in a prior year. The $5.0 million milestone payment was collected in July 2026. The $5.0 million gain was offset by a $0.8 million loss due to the change in fair value of common stock warrant liabilities. The remaining $0.1 million was due to interest income. During the six months ended September 30, 2026, all of the underlying common warrants were exercised, and therefore the common stock warrant liability was zero as of September 30, 2026. Other income was $0.2 million for the six months ended September 30, 2025, mainly due to interest income.

Financial Condition, Liquidity and Capital Resources

Going forward, we intend to offer partners liver and intestinal toxicology insights using NAM models. We plan to work with pharmaceutical and biotech companies at all stages of drug development to reduce the significant risk and cost of bringing therapeutics to market through the regulatory process. We also offer bespoke services in the areas of investigational toxicology, mechanism of drug action elucidation, and other applications of these complex human tissue models.

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2026, we had cash and cash equivalents of approximately $8.6 million, restricted cash of approximately $0.1 million and an accumulated deficit of $357.8 million. The restricted cash was pledged as collateral for a letter of credit that the Company is required to maintain as a security deposit under the terms of the lease agreement for its facilities. We had negative cash flow from operations of approximately $5.7 million during the six months ended September 30, 2026. At March 31, 2026, we had cash and cash equivalents of approximately $5.0 million, restricted cash of approximately $0.1 million and an accumulated deficit of approximately $356.0 million.

At September 30, 2026, we had total current assets of approximately $9.4 million and current liabilities of approximately $2.7 million, resulting in working capital of $6.7 million. At March 31, 2026, we had total current assets of approximately $6.6 million and current liabilities of approximately $2.8 million, resulting in working capital of $3.8 million.

In July 2026, we received a milestone payment of $5.0 million in connection with the FXR Asset Sale upon the achievement of a certain development milestone. Additionally, in July 2026, the $1.0 million held in escrow as part of the FXR Asset Sale was released to us.

On July 16, 2026, we entered into a Securities Purchase Agreement with an accredited institutional investor (the “Purchaser”), pursuant to which, among other things, we issued and sold to the Purchaser, in a private placement transaction that closed on July 17, 2026, (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 4,705,883 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) accompanying warrants to purchase up to an aggregate of 4,705,883 shares of Common Stock (the “Common Warrants”), at the combined purchase price of $0.85 per share of Common Stock subject to the Pre-Funded Warrants and accompanying Common Warrants, for gross proceeds to us of approximately $4.0 million and net proceeds of approximately $3.4 million, after deducting offering expenses. In connection with the private placement, we also amended certain outstanding warrants held by the Purchaser to reduce the exercise price to $0.85 per share, which became effective upon stockholder approval on September 30, 2026, and to extend the term to September 30, 2031.

The following table summarizes the primary sources and uses of cash for the six months ended September 30, 2026 and 2025 (in thousands):

	Six Months Ended
	September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(5,691)	$(6,318)
Investing activities	5,929	—
Financing activities	3,302	1,683
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,540	$(4,635)

Operating activities

Net cash used in operating activities for the six months ended September 30, 2026 was approximately $5.7 million as compared to $6.3 million used in operating activities for the six months ended September 30, 2025. This $0.6 million decrease in operating cash usage can be attributed primarily to the timing of payables.

Investing activities

Net cash provided by investing activities for the six months ended September 30, 2026 was approximately $5.9 million and is attributed to a development milestone payment of $5.0 million related to the asset sale of FXR314 in a prior year. As well as the $1.0 million released to us from escrow account related to the sale of FXR314.

Financing activities

Net cash provided by financing activities for the six months ended September 30, 2026 was $3.3 million and consisted of net proceeds of approximately $3.4 million from a private placement transaction in July 2026. This was offset by approximately $0.1 million of repayments of the insurance premium financing liability. Net cash provided by financing activities was $1.7 million for the six months ended September 30, 2025, and consisted of the sale of common stock through at-the-market (“ATM”) share offerings for proceeds of approximately $1.8 million as well as the repayment of the insurance premium financing liability of $0.1 million.

Operations funding requirements

Through September 30, 2026, we have financed our operations primarily through the sale of common stock through private placement, public offerings, including our ATM program, from revenue derived from the licensing of intellectual property, products and research-based services, grants, and collaborative research agreements, the sale of our FXR program and related developmental milestone payments, and from the sale of convertible notes.

Our ongoing cash requirements include research and development expenses, compensation for personnel, consulting fees, legal and accounting support, insurance premiums, facilities, maintenance of our intellectual property portfolio, license and collaboration agreements, listing on the Nasdaq Capital Market, and other miscellaneous fees to support our operations. Our license and collaboration obligations include payments under the Viscient License Agreement, consisting of a $100,000 upfront license fee, a $150,000 technology transfer fee, royalties on net services revenue and, beginning in the second year of the term, an annual minimum royalty. We expect our total operating expense for the fiscal year ending March 31, 2027 to be $10.7 million. Based on our current operating plan and available cash resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

On January 26, 2024, we filed a new shelf registration statement on Form S-3 (File No. 333-276722) to register $150.0 million of common stock, preferred stock, debt securities, warrants and units, or any combination of the foregoing (the “2024 Shelf”). The 2024 Shelf was declared effective by the SEC on February 8, 2024.

On March 16, 2018, we entered into a Sales Agreement with JonesTrading Institutional Services LLC (the “Agent”).

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

During the six months ended September 30, 2026, we did not issue any shares of common stock pursuant to the 2024 Shelf. As of September 30, 2026, we have sold an aggregate of 1,198,134 shares of common stock in ATM offerings under the 2024 ATM Prospectus, with gross proceeds of approximately $6.9 million and net proceeds of approximately $6.7 million. As of September 30, 2026, there was approximately $140.1 million available for future offerings under the 2024 Shelf, and approximately $3.1 million available for future offerings through our ATM program under the 2024 ATM Prospectus, as amended on April 11, 2025.

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

On March 31, 2026, we priced the 2026 Offering, which consisted of: (i) 286,557 shares of our common stock and 429,836 accompanying common warrants (“2026 Common Warrants”) to purchase up to 429,836 shares of common stock at a combined public offering price of $1.14 per share and accompanying one and a half 2026 Common Warrants to purchase one share common stock and (ii) 2,345,022 pre-funded warrants (“2026 Pre-Funded Warrants”) to purchase 2,345,022 shares of common stock and 3,517,533 accompanying 2026 Common Warrants to purchase up to 3,517,533 shares of common stock at a combined public offering price of $1.139 per 2026 Pre-Funded Warrant and accompanying one and a half 2026 Common Warrants to purchase one share of common stock. Each 2026 Common Warrant will have an exercise price of $1.71 per share of common stock. The closing of the Offering occurred on March 31, 2026. We received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.4 million from the 2026 Offering, after deducting the offering expenses payable by us, including the placement agent fees. The fair value of the placement agent warrants was approximately $0.1 million and was also considered an offering expense. All offering expenses were included within selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss during the year ended March 31, 2026. As the fair value of the common stock warrant liability of $5.7 million exceeded the gross proceeds from the offering, we recognized a $2.7 million loss on issuance of common stock during the year ended March 31, 2026. The common stock warrant liability is remeasured to its fair value at the end of each reporting period, with a change in fair value recorded in other income. As of September 30, 2026, all 2026 Pre-Funded Warrants were fully exercised.

During the three months ended September 30, 2026, 3,947,369 2026 Common Warrants were exercised via an alternative cashless exercise provision. As a result of the exercise, 9,612,823 shares of common stock were issued. As of September 30, 2026, all 2026 Common Warrants were exercised, and the related common stock warrant liability was zero.

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

We are a pharmaceutical and biotechnology services company that is focused on providing testing of drugs and drug candidates in three-dimensional (“3D”) human tissue models of liver and intestine. We offer our partners liver and intestinal toxicology insights using our new approach methodologies ("NAM") models. We anticipate accelerated adoption of human tissue models following the U.S. Food and Drug Administration ("FDA") announcement on April 10, 2025 to refine animal testing requirements in favor of these non-animal NAM methods. We also offer bespoke services in the areas of investigational toxicology, mechanism of drug action elucidation, and other applications of these complex human tissue models. These models may not be accepted by our partners. We may not be able to partner or license our drug candidates. We may never achieve profitability, or even if we achieve profitability, we may not be able to maintain or increase our profitability.

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

*We have only recently begun generating service revenue, have a limited operating history as a services company and may not be able to grow our services business as we expect.

We began generating service revenue from our liver and intestinal toxicology and disease predictive screening research services during the quarter ended September 30, 2026, and we recognized approximately $22,000 of service revenue and approximately $56,000 of cost of services provided for the three months ended September 30, 2026. Our services business is therefore at an early stage, and we have a limited operating history upon which investors can evaluate our ability to market and sell our services, price our services profitably, perform our contracts on time and within budget and scale our operations. There can be no assurance that we will achieve the revenue growth we anticipate, that our gross margins will improve as we expect or that our services business will ever generate revenue sufficient to fund our operations. Because our service contracts generally contain a single performance obligation and we recognize revenue at the point in time when we transfer a final report to the customer, our revenue may fluctuate significantly from quarter to quarter based on when projects are completed, and delays in completing projects, including delays caused by customers, suppliers or third parties that perform services on our behalf, could shift revenue between periods. If we are unable to grow our services business, our business, financial condition and results of operations would be materially adversely affected.

*We rely on a limited number of key customers, the importance of which may vary significantly from period to period, and the loss of one or more of these key customers, or the cancellation, delay or reduction in scope of their projects, could adversely affect our results of operations.

We began generating service revenue during the quarter ended September 30, 2026, and our service revenue to date has been derived from a small number of customers. The loss of a significant amount of business from one or more of our customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. In any given period, there is a possibility that a single customer may account for a significant percentage of our total service revenue or that our business may depend on one or more large projects. Since we do not have long-term contracts with our customers, the importance of a single customer may vary dramatically from period to period as projects end and new projects begin. To the extent that we are meaningfully dependent on any single customer, we are indirectly subject to risks related to that customer, including if such risks impede the customer’s ability to stay in business, to fund its research and development programs or otherwise to make timely payments to us.

*We rely on Viscient, a related party, to perform certain services that we provide to our customers, and any failure by Viscient to perform could harm our services business and reputation.

We have entered into statements of work under our intercompany agreement with Viscient Biosciences, Inc. (“Viscient”), an entity for which our Executive Chairman serves as Chief Executive Officer, pursuant to which Viscient provides certain commercial services that we use in performing our service contracts for our customers, in addition to research and development consulting and testing services. During the three months ended September 30, 2026, we incurred approximately $58,000 of commercial service expenses from Viscient. As a result, our ability to timely and accurately deliver our services to customers depends in part on Viscient’s personnel, facilities, equipment and performance. Under our Technology License and Tech-Transfer Agreement with Viscient (the “Viscient License Agreement”), Viscient has agreed to transfer its NAMKind Liver Model platform to us so that we can perform these services ourselves, and to use reasonable efforts to complete the technology transfer within 90 to 120 days after the effective date of that agreement. The technology transfer may take longer than expected, may require additional resources, or may not be completed successfully, including if we are unable to meet the validation acceptance criteria, and until it is completed we will continue to depend on Viscient. If Viscient fails to perform these services or the technology transfer in a timely manner or in accordance with required quality standards, ceases to provide these services, increases the price of these services or experiences financial, operational or other difficulties, we may be unable to meet our obligations to our customers, our reputation could be harmed and we may be required to obtain these services from another provider, which could result in delays and increased costs. Moreover, because Viscient is a related party, the terms of these arrangements may not be as favorable to us as those we could obtain from an unaffiliated third party, and conflicts of interest may arise as described under “We may experience conflicts of interest with Viscient Biosciences, Inc. with respect to business opportunities and other matters” below.

*If our testing services do not perform as expected, contain errors or are not accepted by customers or regulators, we could suffer reputational harm, lose customers and be subject to liability claims.

Our customers may use the data and reports we deliver to inform decisions regarding the development of their drug candidates, including decisions regarding which candidates to advance into clinical trials. Our 3D human tissue models and new approach methodologies are relatively new, and the predictive performance we have observed in prior studies, including the sensitivity and specificity results we have presented, may not be replicated across a broader set of compounds or in customer programs. If our models fail to identify a toxicity or other adverse effect, incorrectly identify a toxicity that does not exist, or if our reports contain errors, customers could lose confidence in our services, we could lose customers or be required to re-perform services at our expense, and we could be subject to claims for damages. In addition, although the FDA has announced plans to reduce animal testing requirements in favor of non-animal methods, regulatory acceptance of new approach methodologies remains uncertain and evolving, and if regulators do not accept data generated using our models, or if the anticipated shift away from animal testing occurs more slowly than we expect or not at all, demand for our services may not grow as we anticipate. We may not maintain insurance sufficient to cover any liability claims, and the limitations of liability in our customer contracts may not be enforceable or sufficient to protect us.

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

We currently do not have any committed external source of funds and while we began generating service revenue during the quarter ended September 30, 2026, we do not expect our revenue to be sufficient to fund our operations for the foreseeable future. If our board of directors decides that we should pursue further research and development activities than already proposed, we will require substantial additional funding to operate our proposed business, including expanding our facilities and hiring additional qualified personnel, and we would expect to finance these cash needs through a combination of equity offerings, debt financings, government or other third-party funding and licensing or collaboration arrangements.

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

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of debt securities, common and preferred stock and warrants. On March 16, 2018, we entered into the Sales Agreement pursuant to which we have the ability to sell shares of our common stock to the public through an ATM offering. As of September 30, 2026, we have issued and sold pursuant to the Sales Agreement an aggregate of 1,530,001 shares of our common stock for gross proceeds of approximately $52.0 million. However, in the event that the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. As of the date of filing this quarterly report, our public float was less than $75.0 million, and therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements, with such public float recalculated at the time of sale. If our public float meets or exceeds $75.0 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Our financial statements as of September 30, 2026 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended March 31, 2026 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of September 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

As of September 30, 2026, we had total current assets of approximately $9.4 million and current liabilities of approximately $2.7 million, resulting in working capital of $6.7 million. We have generated operating losses each year since we began operations, including $6.1 million and $5.6 million for the six months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $357.8 million. We expect to incur substantial additional operating losses over the next several years as our research and development activities increase.

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

Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as the number, size and timing of service contracts and expenses related to:

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

Further, Brexit has led to, and could continue to lead to legislative and regulatory changes, which may increase our compliance costs. Data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), as well as other laws including the Data Use and Access Act and the Privacy and Electronic Communications Regulations exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. The European Commission adopted an Adequacy Decision for the United Kingdom, allowing for the relatively free exchange of personal data between the European Union and the United Kingdom (as the United Kingdom correspondingly allows transfer back to the EU), which was extended through December 27, 2031. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations.

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

Keith Murphy, our Executive Chairman, is the Chief Executive Officer, Chairman and principal stockholder of Viscient, a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). In addition, Adam Stern, Douglas Jay Cohen and David Gobel (through the Methuselah Foundation and the Methuselah Fund), members of our board of directors, have invested funds through a convertible promissory note in Viscient, but do not serve as an employee, officer or director of Viscient. Additional members of our Research and Development organization also work at Viscient, and we expect that additional employees or consultants of ours will also be employees of or consultants to Viscient. We use certain Viscient-owned facilities and equipment and allow Viscient to use certain of our facilities and equipment. During fiscal 2026, we provided services to Viscient and during fiscal 2027, Viscient has provided us with research and development consulting services as well as commercial services that we use in performing services for our customers. We expect to continue to provide services to and receive services from Viscient and to enter into additional agreements with Viscient in the future.

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

On December 28, 2020, we entered into an intercompany agreement with Viscient and Organovo, Inc., our wholly-owned subsidiary (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement and subsequent statements of work entered into pursuant thereto, we agreed to provide Viscient certain services related to 3D bioprinting technology, which includes, but is not limited to, histology services, cell isolation, and proliferation of cells, and Viscient agreed to provide us certain services related to 3D bioprinting technology, including bioprinter training, bioprinting services, and qPCR assays, in each case on payment terms specified in the Intercompany Agreement and as may be further determined by the parties. In addition, Viscient and we each agreed to share certain facilities and equipment and, subject to further agreement, to each make certain employees available for specified projects to the other party at prices to be determined in good faith by the parties. During fiscal 2027 and fiscal 2026, the companies added Statements of Work to the Intercompany Agreement, where Viscient agreed to provide us with certain consulting and testing services related to our ongoing research and development and, during fiscal 2027, certain commercial services that we use in performing services for our customers. Under the Intercompany Agreement, each party will retain its own prior intellectual property and will obtain new intellectual property rights within their respectively defined fields of use.

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

On July 20, 2026, we received a written notice from the Listing Qualifications Staff of Nasdaq (the "Staff") indicating that, since our Annual Report on Form 10-K for the period ended March 31, 2026, reported stockholders’ equity of $(1,099,000), and as of July 20, 2026, we did not meet the alternatives of market value of listed securities or net income from continuing operations, we no longer met the requirement to maintain a minimum of $2,500,000 in stockholders’ equity, as set forth in Rule 5550(b)(1). On August 4, 2026, we received a notice from the Staff indicating that we regained compliance with Nasdaq Listing Rule 5550(b)(1).

On August 17, 2026, we received a written notice from the Staff indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided with an initial period of 180 calendar days, or until February 16, 2027, to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. If we do not regain compliance with Rule 5550(a)(2) by February 16, 2027, we may be eligible for an additional compliance period of 180 calendar days. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of our intention to cure the bid price deficiency during the second compliance period. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities will be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant any request for continued listing. On September 30, 2026, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split at a ratio to be determined by our Board of Directors within a range of 1-for-5 to 1-for-20, at any time on or before September 30, 2027. There can be no assurance that we will regain compliance with the minimum bid price requirement, that we will effect a reverse stock split or that we will maintain our compliance with the other listing requirements necessary for us to maintain the listing of our common stock on the Nasdaq Capital Market.

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

A delisting from the Nasdaq Capital Market and commencement of trading on over-the-counter market, such as those operated by OTC Markets Group Inc., would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on stockholders:

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

The stock market is subject to significant price and volume fluctuations. The trading price of our common stock is, and is likely to continue to be, volatile. For example, during the quarter ended September 30, 2026, our closing stock price ranged from $0.20 to $1.06 per share. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

*Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of September 30, 2026, there were an aggregate of 28,450,144 shares of our common stock issued and outstanding and available for issuance on a fully diluted basis and no shares of preferred stock outstanding. That total for our common stock includes 18,067,495 shares issued and outstanding, 3,438,419 shares of our common stock that may be issued upon the vesting of restricted stock units, the exercise of outstanding stock options, or is available for issuance under our equity incentive plans, 3,708 shares of common stock that may be issued through our 2023 Employee Stock Purchase Plan (“ESPP”), and 6,940,522 shares of our common stock that may be issued upon the exercise of outstanding warrants.

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

We currently have rights to intellectual property, through licenses or agreements with third parties, to develop our liver toxicology screening and research services platform, and we recently expanded our intellectual property footprint related to this platform in part by acquiring the rights from Viscient through a license to certain key technologies related to this platform.

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

For example, on August 27, 2024, H.C. Wainwright & Co., LLC (“H.C. Wainwright”) filed a complaint against us in the State of New York alleging that we breached a tail financing provision included in an engagement agreement we entered into with H.C. Wainwright in May 2023. In its complaint, H.C. Wainwright is seeking compensatory and consequential damages and attorneys’ fees. On October 18, 2024, we filed an answer to the complaint and on September 2, 2025, we filed counterclaims for rescission, fraudulent inducement, and breach of contract against H.C. Wainwright. H.C. Wainwright moved to dismiss our counterclaims in November 2025, and the Court granted that motion in July 2026. We are defending against H.C. Wainwright’s claims, but there is no guarantee that we will be successful in these efforts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities

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

4.3	Form of Pre-Funded Warrant to Purchase Shares of Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 17, 2026).

4.4

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

10.3†	VivoSim Labs, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2026).

31.1*

Certification of Keith Murphy, Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Norman Staskey, Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Keith Murphy, Principal Executive Officer, and Norman Staskey, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

Exhibit No.	Description

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

# Certain identified information has been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because such information is both (i) not material and (ii) the type that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the Securities and Exchange Commission.

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOSIM LABS, INC.

Date: November 12, 2026	By:	/s/ Keith Murphy
	Name:	Keith Murphy
	Title:	Executive Chairman (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Norman Staskey
	Name:	Norman Staskey
	Title:	Chief Financial Officer (Principal Financial Officer)